Form 10-K
period 2016-07-01
Seagate Technology plc
filed 2016-08-05
CIK 1137789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of January 1, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $11.0 billion based upon the closing price reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of July 29, 2016 was 298,609,231.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual General Meeting of Shareholders, to be held on October 19, 2016, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended July 1, 2016.

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

        Seagate, Seagate Technology, Lacie, Xyratex, Dot Hill, the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending September 30, 2016 and the fiscal year ending June 30, 2017 and beyond. These statements identify prospective information and may include words such as "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

  •
  the uncertainty in global economic conditions;

  •
  the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions;

  •
  the Company's ability to successfully qualify, manufacture and sell its disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures;

  •
  the impact of competitive product announcements;

  •
  the Company's ability to achieve projected cost savings in connection with restructuring plans

  •
  fluctuations in interest rates currency fluctuations that may impact the Company's margins and international sales;

  •
  possible excess industry supply with respect to particular disk drive products;

  •
  disruptions to its supply chain or production capabilities;

  •
  unexpected advances in competing technologies;

  •
  the development and introduction of products based on new technologies and expansion into new data storage markets; and

  •
  cyber-attacks or other data breaches that disrupt its operations or results in the dissemination of proprietary or confidential information.

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

PART I

ITEM 1.    BUSINESS

        We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD"), solid state drives ("SSD"), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, and high performance computing ("HPC") solutions.

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

        Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

        Our Cloud Systems and Solutions builds on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. Our approach to data management supports HPC, open source and software-defined solutions. Our portfolio includes HPC storage solutions, modular original equipment manufacturers ("OEM") storage systems and scale-out storage systems.

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

        Nearline applications are defined as those which require high capacity and energy efficient storage solutions. We expect such applications, which include storage for cloud computing, content delivery and backup services, will continue to grow and drive demand for solutions designed with these attributes. With the increased requirements for storage driven by the creation and consumption of media-rich digital content, we expect the increased exabyte demand will require further build-out of data centers by cloud service providers and other enterprises which utilize high capacity nearline devices.

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

        Client Compute.    We define client compute applications as solutions designed for desktop and mobile compute applications ranging from traditional laptops, tablets and convertible systems. We believe that the demand resulting from the proliferation of digital content will continue to maintain demand for the client compute market. As the storage of digital content in the cloud becomes more prominent and accessible, some client compute applications rely less on built-in storage, which is supplemented by cloud computing solutions and branded external hard drives.

        Client Non-Compute.    We define client non-compute applications as solutions designed for consumer electronic devices and disk drives used for external storage and network attached storage ("NAS"). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs and surveillance systems that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external storage and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment storage capacity in the consumer's current desktop, notebook, tablet or DVR devices. We believe the proliferation and personal creation of media-rich digital content will continue to create increasing consumer demand for higher capacity storage solutions.

        Cloud Systems and Solutions.    We define cloud systems and solutions as applications that provide cloud based solutions to businesses for the purpose of HPC, scale-out storage solutions and modular systems. Systems can contain HDDs and SSDs and can offer file management systems, software, and even compute power.

        Participants in the electronic data storage industry include:

        Major subcomponent manufacturers.    Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies that supply spindle motors, heads and media, application specific integrated circuits ("ASICs").

        Hardware storage solutions manufacturers.    Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers which include integrating flash memory into storage products such as SSDs.

        System integrators.    Companies, such as OEMs, that bundle and package storage solutions into client compute, client non-compute or enterprise applications as well as enterprise storage solutions. Distributors that integrate storage hardware and software into end-user applications and Cloud Service Providers ("CSP") that provide cloud based solutions to businesses for the purpose of HPC, scale-out storage solutions and modular systems that are also included in this category.

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

  Demand for Electronic Data Storage

        The continued advancement of the cloud, the proliferation of a variety of mobile devices globally, development of the Internet of Things ("IoT"), increasingly pervasive use of video surveillance, evolution of consumer electronic devices, and enterprise use of big data analytics are driving the growth of digital content. Factors contributing to this growth include:

  •
  Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition video, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

  •
  Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, Netflix®, Google® and YouTube®;

  •
  New surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

  •
  Creation and collection of data through the evolution of the IoT ecosystem, big data analytics and new technology trends such as self-driving cars and drones;

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

        The amount of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving IoT. In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for electronic data storage solutions going forward.

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

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, and the data intensive client non-compute markets will continue to be best served by hard disk drives due to the industry's ability to deliver the most cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that both consume media-rich digital content streamed from the cloud and create rich digital content that is stored in the cloud, increases the demand for high capacity hard disk drives in enterprise Nearline applications.

        We also believe that as hard disk drive capacities continue to increase, unit demand does not reflect the increase in Exabytes demand. In recent years, this trend has resulted in demand for fewer units, but with higher average capacity per drive.

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

        Disk drives that we manufacture are commonly differentiated by the following key characteristics:

  •
  storage capacity, commonly expressed in gigabytes ("GB") or terabytes ("TB"), which is the amount of data that can be stored on the disk drive;

  •
  spindle rotation speed, commonly expressed in revolutions per minute ("RPM"), which has an effect on speed of access to data;

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

  •
  input/output operations per second ("IOPS"), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;

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

        Media.    Information is written to the media, or disk, as it rotates at very high speeds past the read/write head. The media is made from non-magnetic material, usually aluminum alloy or glass, and is coated with thin layers of magnetic materials. We use a combination of internally manufactured and externally sourced finished media and aluminum substrates, the mix of which varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties.

        Printed Circuit Board Assemblies.    The printed circuit board assemblies ("PCBAs") are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as serial advanced technology architecture ("SATA"); small computer system interface

("SCSI"); serial attached SCSI ("SAS"); or Fibre Channel ("FC") to communicate to the host systems. We outsource to third parties the manufacture and assembly of the PCBAs used in our disk drives. We do not manufacture any ASICs, but we participate in their proprietary design.

        Head Disk Assembly.    The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly ("E-block") that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products. We use a combination of internally manufactured and externally sourced head disk assemblies.

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

        Enterprise Capacity and Archive HDDs.    Our Enterprise Capacity disk drives ship in 2.5-inch and 3.5-inch form factors and in storage capacities of up to 10TB that rotate at 7,200 RPM speeds. These products are designed for bulk data storage and server environments that require high capacity, enterprise reliability, energy efficiency, integrated security, and SATA and SAS interfaces. Our Archive HDDs provide up to 8TB of low-cost storage designed specifically for active archive storage environments in cloud data centers where very low cost and power are paramount.

        Enterprise SSDs.    Available in capacities up to 3.8TB, the SSD features 12GB per second SAS, and delivers the speed and consistency needed for demanding enterprise storage and server applications. We also offer our Nytro family of accelerator cards with capacities up to 4TB.

  Client Compute

        Desktop HDDs and SSHDs.    Our 3.5-inch desktop drives ship in both traditional HDD and SSHD configurations and offer up to 8TB of capacity. Desktop drives are designed for applications such as personal computers and workstations.

        Mobile HDDs and SSHDs.    Our family of laptop drives ship in a variety of form factors (5mm to 9.5mm drive height), capacities (up to 4TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops, convertible systems and external storage, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

  Client Non-Compute

        Video HDDs.    Our Video HDDs are used in video applications like DVR's and media centers. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

        Surveillance HDDs.    Our surveillance drives are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the surveillance market with support for multiple hard drive ("HD") streams and capacities up to 10TB.

        NAS HDDs.    Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built error recovery controls, power settings, and vibration tolerance. Our NAS HDD solutions are available in capacities up to 10TB.

        Branded Solutions.    Our external backup storage solutions are shipped under the Backup Plus and Expansion product lines, as well as under the Maxtor and LaCie brand names. These product lines are available in capacities up to 48TB, respectively. Our Seagate and LaCie Wireless drives provide tablet and smartphone users with additional storage for media content, with capacities up to 2TB. Our NAS and Personal Cloud solutions provide centralized network storage in capacities up to 32TB and secure, anywhere file access for users on-the-go.

Customers

        We sell our products to major OEMs, distributors and retailers.

        The following table summarizes our revenue by channel and by geography:

	Fiscal Years Ended
	July 1, 2016	July 3, 2015	June 27, 2014
Revenues by Channel (%)
OEM	70%	71%	68%
Distributors	16%	17%	20%
Retail	14%	12%	12%
Revenues by Geography (%)(1)
Americas	29%	28%	27%
EMEA	17%	17%	19%
Asia Pacific	54%	55%	54%

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

        In fiscal years 2016, 2015 and 2014, Dell Inc. accounted for approximately 12%, 14% and 13% of consolidated revenue, respectively. In fiscal year 2015 and 2014, Hewlett-Packard Company accounted for approximately 12% and 13% of consolidated revenue, respectively. In fiscal year 2016, HP Inc., formerly known as Hewlett-Packard Company, completed its separation with Hewlett Packard Enterprise Company, and each company accounted for less than 10% of our consolidated revenue. See "Item 1A. Risk Factors-Risks Related to Our Business-We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our larger customers."

Competition

        We compete primarily with manufacturers of hard drives used in the enterprise, client compute and client non-compute applications. We are also a supplier of Enterprise SSDs, PCIe accelerator cards, cloud storage solutions, HDD test equipment, and storage subsystems through our acquisitions. The markets that we participate in are highly competitive. Disk drive manufacturers compete for a limited number of major disk drive customers but also compete with other companies in the electronic data storage industry that provide SSDs and PCIe technology. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per gigabyte, time-to-market and time-to-volume leadership, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership, and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently address.

        Principal Disk Drive Competitors.    There are three companies in the electronic data storage industry that manufacture disk drives:

  •
  Seagate, selling the Seagate, LaCie, Maxtor and Samsung brands;

  •
  Western Digital Corporation, operating the Western Digital and Hitachi Global Storage Technologies subsidiaries; and

  •
  Toshiba Corporation

        Other Competition.    We are seeing direct competition from SSD's that is adversely impacting demand for HDD in some markets including Notebook and Enterprise Mission Critical. We expect that this trend will continue although we believe both product types will be required in the market to satisfy the growing demand for electronic data storage.

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

  •
  industry supply exceeding demand.

        Disk drive manufacturers typically attempt to offset price erosion with an improved mix of disk drive products characterized by higher capacity, better performance and additional feature sets and product cost reductions.

        We believe the HDD industry experienced benign price erosion in fiscal year 2014, whereas price erosion increased in fiscal years 2015 and 2016.

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

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We believe fiscal year 2015 reflected seasonality consistent with historical patterns, whereas in fiscal year 2014 our industry experienced more muted seasonal patterns as supply and demand were relatively in balance. In fiscal year 2016, beyond traditional seasonality, variability of sales was a reflection of more cyclical demand from CSPs based on the timing of large systems installations and the shift of the underlying technology.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2016, 2015 and 2014, we had product development expenses of approximately $1,237 million, $1,353 million and $1,226 million, respectively, which represented 11%, 10% and 9% of our consolidated revenue, respectively.

Patents and Licenses

        As of July 1, 2016, we had approximately 5,000 U.S. patents and 1,300 patents issued in various foreign jurisdictions as well as approximately 1,500 U.S. and 1,200 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

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

Employees

        At July 1, 2016, we employed approximately 45,500 employees and temporary employees worldwide, of which approximately 36,100 were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

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

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 5, 2016. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	59	Chairman and Chief Executive Officer
William D. Mosley	49	President and Chief Operating Officer
Philip G. Brace	45	President, Cloud Systems and Electronics Solutions
David H. Morton Jr.	44	Executive Vice President, Finance and Chief Financial Officer
Regan J. MacPherson	53	Senior Vice President, General Counsel and Secretary
Mark Re	56	Senior Vice President, Chief Technology Officer

        Stephen J. Luczo. Mr. Luczo, 59, has served as our CEO since January 2009 and as Chairman of the Board since 2002. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of Seagate Technology (Seagate Technology plc's predecessor) and, in July 1998, he was promoted to CEO at which time he joined the Board as a director of Seagate Technology. Mr. Luczo resigned as CEO effective as of July 2004, but remained as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009, Mr. Luczo was a private investor. Mr. Luczo also served as our President from January 2009 until October 2013. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear,

Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo served on the board of directors of Microsoft Corporation from May 2012 to March 2014.

        William D. Mosley. Mr. Mosley, 49, was promoted to our President, Chief Operating Officer on June 27, 2016. He was previously our President, Operations and Technology from October 2013 to June 2016 and our Executive Vice President, Operations from March 2011 until October 2013. Prior to that, he served as Executive Vice President, Sales and Marketing from September 2009 through March 2011; Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; and Vice President, Research and Development, Engineering from 2002 to 2007.

        Philip G. Brace. Mr. Brace, 45, has served as our President, Cloud Systems and Electronics Solutions since July 2015. Mr. Brace joined Seagate in September 2014 as Executive Vice President and Chief Technology Officer of Silicon Solutions, and was promoted to Interim President of Cloud Systems and Electronics Solutions on April 30, 2015. He was previously employed by LSI Corporation ("LSI") from August 2005 through September 2014. At LSI, he was the Executive Vice President of the Storage Solutions Group from July 2012 to September 2014, Senior Vice President and General Manager from January 2009 to July 2012, and Senior Vice President of Corporate Planning and Marketing from August 2005 to January 2009.

        David H. Morton Jr. Mr. Morton, 44, assumed the role of Executive Vice President and Chief Financial Officer on October 21, 2015. He was previously our Senior Vice President, Finance, Treasurer and Principal Accounting Officer from April 2014 to October 2015 and our Vice President, Finance, Treasurer and Principal Accounting Officer from October 2009 to April 2014; Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005.

        Regan J. MacPherson. Ms. MacPherson, 53, has served as our Senior Vice President and General Counsel since March 2015. She was previously our Vice President and Interim General Counsel from March 2015 to August 2015 and our Deputy General Counsel from September 2013 until August 2015. Prior to that, she was Assistant General Counsel from 2010 through 2013, Associate General Counsel from 2008 to 2010 and a Senior Manager in Legal from 2005 to 2008.

        Mark Re. Mr. Re, 56, has served as our Senior Vice President and Chief Technology Officer since July 2013. Prior to that, he served as our Vice President, Research, from August 2003 to August 2006. Mr. Re currently serves on the Scientific Advisory Board for the Data Storage Institute, as well as on the Advanced Storage Technology Consortium.

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

  •
  other high performance computing ("HPC") data storage providers; and

  •
  collaborations between in-house development teams of existing and potential customers and a combination of EMS, contract electronic manufacturing ("CEM") or emerging technology companies.

        We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. This competition has traditionally been in the markets for handheld consumer electronics applications and now it also includes solid state drives ("SSDs") for tablet, notebook and enterprise compute applications. Certain customers for both notebook and enterprise compute applications are adopting SSDs as alternatives to hard drives in certain applications. Further adoption of these alternative storage technologies may impact the competitiveness of our product portfolio and reduce our market share and adversely affect our results of operation.

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

        While sales to Client Non-Compute and Cloud Systems and Solutions markets are becoming a more significant source of revenue, sales to the Client Compute market remain an important part of our business. The Client Compute market, however, has been, and we expect it to continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices and that perform many of the same capabilities as computers, the lengthening of product life cycles and macroeconomic conditions. We believe that the deterioration of the Client Compute market has accelerated recently, and that this accelerated deterioration may continue or further accelerate, which could cause our operating results to suffer. Additionally, if demand in the Client Compute market is worse than expected as a result of these or other conditions, demand for our products in the Client Compute market may decrease at a faster rate and our operating results may be adversely affected.

        The Enterprise Storage market has been adversely affected by the growth of the utilization of NAND flash in mission critical applications. This deterioration of the Enterprise Storage market could cause our operating results to suffer.

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

  •
  we may not be able to offer compelling solutions to enterprises and consumers; and

  •
  our cloud systems and solutions business generally has a long and unpredictable sales cycle, and growth in this business is likely to depend on relatively large customer orders, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses.

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

        In addition, such retail sales of our branded solutions traditionally experience seasonal variability in demand with higher levels of demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Additionally, our ability to reach such consumers depends on us maintaining effective working relationships with major retailers and distributors. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may adversely impact our future results of operations.

Our international sales and manufacturing operations subject us to risks related to disruptions in foreign markets, currency exchange fluctuations, longer payment cycles, seasonality, limitations imposed by a variety of legal and regulatory regimes, potential adverse tax consequences, increased costs, our customers' credit and access to capital, health-related risks, and access to personnel.

        We have significant sales and manufacturing operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our client compute disk drive assembly occurs in our facility in China.

        Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

  •
  Disruptions in Foreign Markets.  Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, United Kingdom and the European Union have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

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

  •
  Potential Adverse Tax Consequences.  Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies in application of the arm's length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. In addition, the Organization for Economic Cooperation and Development's Base Erosion and Profit Shifting recommendations are reshaping international tax rules in numerous countries. These actual and potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles, and interpretations could increase the risk of double taxation, cause increased tax audit activity, and could impact our effective tax rate.

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

        Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, cyber-attacks, or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers and vendors, including sensitive and personally identifiable information. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. We have been, and will likely continue to be, subject to computer viruses or other malicious codes, cyber-attacks, or other computer-related attempts to breach the information technology ("IT") systems we use for these purposes. We may also be subject to IT system failures and network disruptions due to these factors. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system.

        The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other IT solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, could expose us, our vendors and customers, or other third-parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.

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

If we do not control our fixed costs, we will not be able to compete effectively in our industry.

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

        In August 2012, the SEC adopted rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. The most recent report was filed on May 27, 2016. These rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

        Macroeconomic developments like the withdrawal of United Kingdom from the European Union, the debt crisis in certain countries in the European Union and slowing economies in parts of Asia and South America could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund hardware systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

        On June 27, 2016 and July 11, 2016 we announced restructuring plans to be substantially completed by the end of fiscal year 2017. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans are expected to be formalized. As a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and/or inefficiency during transitional periods. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that the cost reduction and global footprint consolidation will be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our result of operations may suffer.

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

  •
  our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage;

  •
  we will be able to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers and employees and through other security measures; and

  •
  others will not gain access to our trade secrets.

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

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

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

        In addition, our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements.

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

        Our main material manufacturing, product development and marketing and administrative facilities at July 1, 2016 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	842,000	Product development and marketing and administrative
Colorado	Owned/Leased	664,000	Product development
Minnesota	Owned/Leased	1,144,000	Manufacture of recording heads and product development
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	1,103,000	Manufacture of drives
Wuxi	Leased	704,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates
Penang	Owned(1)	402,000	Manufacture of drive subassemblies
Seremban	Owned/Leased(1)	299,000	Manufacture of test equipment and systems
Singapore
Woodlands	Owned/Leased(1)	1,504,000	Manufacture of media
Science Park	Owned/Leased	410,000	Product development
AMK	Leased	225,000	Marketing and administrative
Thailand
Korat	Owned/Leased	1,767,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	362,000	Manufacture of drive subassemblies
Korea
Suwon	Owned	220,000	Product development

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of July 1, 2016, we owned or leased a total of approximately 12.2 million square feet of space worldwide. We occupied approximately 7.4 million square feet for the purpose of manufacturing, 2.4 million square feet for product development, 2.2 million square feet for marketing and administrative purposes. Included in the 12.2 million square feet of owned or leased space is a total of 0.2 million square feet that is currently unoccupied. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used. During fiscal year 2016, certain of our manufacturing facilities experienced underutilization, however, as of July 1, 2016, none of our manufacturing facilities were experiencing significant underutilization.

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

	Price Range
Fiscal Quarter	High	Low
Quarter ended October 3, 2014	$63.27	$54.38
Quarter ended January 2, 2015	$69.40	$50.44
Quarter ended April 3, 2015	$66.90	$51.05
Quarter ended July 3, 2015	$60.09	$46.84
Quarter ended October 2, 2015	$52.88	$41.59
Quarter ended January 1, 2016	$49.50	$32.38
Quarter ended April 1, 2016	$37.45	$26.25
Quarter ended July 1, 2016	$35.79	$18.42

        As of July 29, 2016 there were approximately 650 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2016 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 1, 2011 to July 1, 2016. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on July 1, 2011, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	7/1/2011	6/29/2012	6/28/2013	6/27/2014	7/3/2015	7/1/2016
Seagate Technology plc	100.00	157.75	298.61	392.94	344.01	185.84
S&P 500	100.00	103.93	125.32	156.19	168.87	174.77
Dow Jones US Computer Hardware	100.00	131.29	102.88	155.52	190.99	152.43

*
$100 invested on 7/1/11 in stock and in indices, including reinvestment of dividends.

        Copyright©2,016 Bloomberg Finance L.P. All rights reserved.

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

        The following were dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 8, 2014	August 22, 2014	$0.43
November 11, 2014	November 25, 2014	$0.54
February 10, 2015	February 24, 2015	$0.54
May 1, 2015	May 15, 2015	$0.54
August 11, 2015	August 25, 2015	$0.54
November 6, 2015	November 20, 2015	$0.63
February 9, 2016	February 23, 2016	$0.63
May 10, 2016	May 24, 2016	$0.63
September 21, 2016	October 5, 2016	$0.63

        From the closing of our initial public offering in December 2002 through 2016, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $3.8 billion in the aggregate.

Repurchases of Our Equity Securities

        On July 24, 2013, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares. On April 22, 2015 the Board of Directors authorized the company to repurchase an additional $2.5 billion of its outstanding ordinary shares. As of July 1, 2016, $1.8 billion remained available for repurchase under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with the Company's Articles of Association. There is no expiration date on these authorizations.

        The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended July 1, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In millions, except average price paid per share)
1st Quarter through 3rd Quarter of Fiscal Year 2016	24	$47.49	24	$1,145	$1,758
April 2, 2016 through April 29, 2016	—	27.49	—	—	1,758
April 30, 2016 through May 27, 2016	—	19.41	—	—	1,758
May 28, 2016 through July 1, 2016	—	23.12	—	1	1,757

Through 4th Quarter of Fiscal Year 2016	24	$47.45	24	$1,146	$1,757

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

        The Consolidated Statements of Operations data for the fiscal years ended July 1, 2016, July 3, 2015 and June 27, 2014, and the Consolidated Balance Sheets data as of July 1, 2016 and July 3, 2015, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended June 28, 2013 and June 29, 2012, and the Consolidated Balance Sheets data at June 27, 2014, June 28, 2013 and June 29, 2012, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	July 1, 2016	July 3, 2015	June 27, 2014	June 28, 2013	June 29, 2012
Revenue	$11,160	$13,739	$13,724	$14,351	$14,939
Gross margin	2,615	3,809	3,846	3,940	4,684
Income from operations	445	2,058	1,776	2,091	3,108
Net income	248	1,742	1,570	1,838	2,862
Total assets	8,252	9,845	9,492	9,243	10,106
Total debt	4,130	4,155	3,920	2,777	2,863
Equity	$1,593	$3,018	$2,832	$3,506	$3,497
Net income per share:
Basic	$0.83	$5.38	$4.66	$4.97	$6.72
Diluted	0.82	5.26	4.52	4.81	6.49
Number of shares used in per share computations:
Basic	299	324	337	370	426
Diluted	302	331	347	382	441
Cash dividends declared per share	$2.43	$2.05	$1.67	$1.40	$0.86

Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on a 13-week quarters in fiscal year 2016, which ended on the Friday closest to September 30, December 31, March 31, and June 30. The Company operated and reported financial results based on a 14-week quarter in its first quarter of fiscal year 2015 ending on the Friday closest to September 30, 2015 and 13-week quarters for the remaining quarters of fiscal year 2015.

	Fiscal Year 2016 Quarters Ended
(In millions, except per share data)	July 1, 2016	April 1, 2016	January 1, 2016	October 2, 2015
Revenue	$2,654	$2,595	$2,986	$2,925
Gross margin	662	524	741	689
Income from operations	103	27	229	86
Net income (loss)	70	(21)	165	34
Net income (loss) per share:
Basic	$0.23	$(0.07)	$0.55	$0.11
Diluted	0.23	(0.07)	0.55	0.11

	Fiscal Year 2015 Quarters Ended
(In millions, except per share data)	July 3, 2015	April 3, 2015	January 2, 2015	October 3, 2014
Revenue	$2,927	$3,330	$3,696	$3,785
Gross margin	776	955	1,027	1,051
Income from operations	206	343	1,053	456
Net income	138	291	933	381
Net income per share:
Basic	$0.44	$0.90	$2.84	$1.17
Diluted	0.43	0.88	2.78	1.13

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the Company's financial condition, changes in financial condition and results of operations for the fiscal years ended, July 1, 2016, July 3, 2015 and June 27, 2014.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2016 comprised 52 weeks and ended on July 1, 2016. Fiscal year 2015 comprised 53 weeks and ended on July 3, 2015. Fiscal year 2014 comprised 52 weeks and ended on June 27, 2014. Fiscal year 2017 will be 52 weeks and will end on June 30, 2017.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending September 30, 2016 and the fiscal year ending June 30, 2017 and beyond. These statements identify prospective information and may include words such as "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, the impact of the variable demand and adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings in connection with restructuring plans; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; unexpected advances in competing technologies; the development and introduction of products based on new technologies and expansion into new data storage markets; currency fluctuations that may impact the Company's margins and international sales; cyber-attacks or other data breaches that disrupt its operations or results in the dissemination of proprietary or confidential information; and fluctuations in interest rates. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended July 1, 2016, July 3, 2015 and June 27, 2014.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

  •
  Our Company.  Discussion of our business.

  •
  Business Overview.  Discussion of industry trends and their impact on our business.

  •
  Fiscal Year 2016 Summary.  Overview of financial and other highlights affecting us for fiscal year 2016.

  •
  Results of Operations.  Analysis of our financial results comparing fiscal year 2016 to 2015 and comparing fiscal years 2015 to 2014.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 1, 2016 and an explanation of off-balance sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD"), solid state drives ("SSD"), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, and high performance computing ("HPC") solutions.

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

        Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

        Our Cloud Systems and Solutions builds on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. Our approach to data management supports HPC, open source and software-defined solutions. Our portfolio includes HPC storage solutions, modular original equipment manufacturers ("OEM") storage systems and scale-out storage systems.

Business Overview

        Our industry is characterized by several trends and factors that have a material impact on our strategic planning, financial condition and results of operations.

  Demand for Electronic Data Storage

        The continued advancement of the cloud, the proliferation of a variety of mobile devices globally, development of the Internet of Things ("IoT"), increasingly pervasive use of video surveillance, evolution of consumer electronic devices, and enterprise use of big data analytics are driving the growth of digital content. Factors contributing to this growth include:

  •
  Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition video, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

  •
  Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, Netflix®, Google® and YouTube®;

  •
  New surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

  •
  Creation and collection of data through the evolution of the IoT ecosystem, big data analytics and new technology trends such as self-driving cars and drones;

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

        The amount of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving IoT. In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for electronic data storage solutions going forward.

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

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, and the data intensive client non-compute markets will continue to be best served by hard disk drives due to the industry's ability to deliver the most cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that both consume media-rich digital content streamed from the cloud and create rich digital content that is stored in the cloud, increases the demand for high capacity hard disk drives in enterprise Nearline applications.

        We also believe that as hard disk drive capacities continue to increase, unit demand does not reflect the increase in Exabytes demand. In recent years, this trend has resulted in demand for fewer units, but with higher average capacity per drive.

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

  •
  industry supply exceeding demand.

        Disk drive manufacturers typically attempt to offset price erosion with an improved mix of disk drive products characterized by higher capacity, better performance and additional feature sets and product cost reductions.

        We believe the HDD industry experienced benign price erosion in fiscal year 2014, whereas price erosion increased in fiscal years 2015 and 2016.

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

  Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We believe fiscal year 2015 reflected seasonality consistent with historical patterns, whereas in fiscal year 2014 our industry experienced more muted seasonal patterns as supply and demand were relatively in balance. In fiscal year 2016, beyond traditional seasonality, variability of sales was a reflection of more cyclical demand from CSPs based on the timing of large systems installations and the shift of the underlying technology.

Fiscal Year 2016 Summary

        During the fiscal year 2016, we shipped 169 million units totaling 233 exabytes, generating revenue of $11.2 billion and gross margins of 23% of revenue. Our operating cash flow was $1.7 billion. We repurchased approximately 24 million of our ordinary shares during the year for approximately $1.1 billion, paid dividends during the year of $727 million, and completed our acquisition of Dot Hill Systems Corp. ("Dot Hill"), a supplier of software and hardware storage systems for $674 million in cash.

Results of Operations

        We list in the tables below summarized information from our Consolidated Statements of Operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
Revenue	$11,160	$13,739	$13,724
Cost of revenue	8,545	9,930	9,878

Gross margin	2,615	3,809	3,846
Product development	1,237	1,353	1,226
Marketing and administrative	635	857	722
Amortization of intangibles	123	129	98
Restructuring and other, net	175	32	24
Gain on arbitration award, net	—	(620)	—

Income from operations	445	2,058	1,776
Other income (expense), net	(171)	(88)	(220)

Income before income taxes	274	1,970	1,556
Provision for (benefit from) income taxes	26	228	(14)

Net income	$248	$1,742	$1,570

	Fiscal Years Ended
	July 1, 2016	July 3, 2015	June 27, 2014
Revenue	100%	100%	100%
Cost of revenue	77	72	72

Gross margin	23	28	28
Product development	11	10	9
Marketing and administrative	6	7	5
Amortization of intangibles	1	1	1
Restructuring and other, net	2	—	—
Gain on arbitration award, net	—	(5)	—

Income from operations	4	15	13
Other income (expense), net	(2)	(1)	(2)

Income before income taxes	2	14	11
Provision for (benefit from) income taxes	—	2	—

Net income	2%	12%	11%

        The following table summarizes information regarding average drive selling prices ("ASPs") excluding storage systems; drive volume shipments, exabytes shipped, and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages, exabytes and ASPs)	July 1, 2016	July 3, 2015	June 27, 2014
Unit Shipments:
Enterprise	32	36	31
Client Compute	93	132	144
Client Non-Compute	44	44	45

Total Units Shipped	169	212	220
ASPs (per unit)	$61	$61	$61
Exabytes Shipped	233	228	202
Revenues by Channel (%)
OEMs	70%	71%	68%
Distributors	16%	17%	20%
Retailers	14%	12%	12%
Revenues by Geography (%)
Americas	29%	28%	27%
EMEA	17%	17%	19%
Asia Pacific	54%	55%	54%

Fiscal Year 2016 Compared to Fiscal Year 2015

  Revenue

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Revenue	$11,160	$13,739	$(2,579)	(19)%

        Revenue in fiscal year 2016 decreased approximately 19% or $2.6 billion, from fiscal year 2015, as a result of a decrease in shipments by 43 million units and price erosion, which were due to lower demand in the client compute market and reduced demand for mission critical HDD enterprise products, partially offset by improved product mix.

  Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Cost of revenue	$8,545	$9,930	$(1,385)	(14)%
Gross margin	$2,615	$3,809	$(1,194)	(31)%
Gross margin percentage	23%	28%

        For fiscal year 2016, gross margin as a percentage of revenue decreased by 500 basis points compared to the prior fiscal year due to price erosion and reduced demand in legacy hard drives resulting in underutilization of certain factories, partially offset by improved product mix in the second half of fiscal year 2016.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Product development	$1,237	$1,353	$(116)	(9)%
Marketing and administrative	635	857	(222)	(26)%
Amortization of intangibles	123	129	(6)	(5)%
Restructuring and other, net	175	32	143	447%
Gain on arbitration award, net	—	(620)	620	(100)%

Operating expenses	$2,170	$1,751	$419

        Product Development Expense.    Product development expenses for fiscal year 2016 decreased from fiscal year 2015 due to a decrease in salaries and other employee benefits of $63 million as a result of the restructuring of our workforce beginning in the second half of fiscal year 2015, a $29 million decrease in variable compensation, and other cost reduction efforts, partially offset by the consolidation of Dot Hill in fiscal year 2016 and LSI's Flash Business in fiscal year 2015.

        Marketing and Administrative Expense.    Marketing and administrative expenses for fiscal year 2016 decreased from fiscal year 2015 primarily due to a decrease in salaries and other employee benefits of $82 million as a result of a restructuring of our workforce beginning in the second half of fiscal year 2015, a $45 million decrease in variable compensation and stock-based compensation, a $33 million reduction in advertising due to the completion of certain promotional and branding activities in fiscal year 2016, and increased operational efficiencies in our business.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2016 decreased by $6 million, as compared to fiscal year 2015, as a result of certain intangible assets reaching the end of their useful lives, partially offset by the amortization of intangibles acquired from the Dot Hill acquisition in fiscal 2016.

        Restructuring and Other, net.    Restructuring and other, net for fiscal year 2016 was comprised of restructuring charges recorded during the September 2015 quarter, March 2016 quarter and June 2016 quarter, to reduce our workforce by approximately 4,600 employees and align our manufacturing footprint with current macroeconomic conditions.

        Restructuring and other, net for fiscal year 2015 was due to charges to reduce our workforce as a result of our ongoing focus on cost efficiencies in all areas of our business.

        Gain on arbitration award, net.    Gain on arbitration award, net for fiscal year 2015 was related to the final award amount of $630 million, less litigation and other related costs of $10 million, in the Company's case against Western Digital for the misappropriation of the Company's trade secrets.

  Other income (expense), net

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Other income (expense), net	$(171)	$(88)	$(83)	94%

        Other income (expense), net for fiscal year 2016 increased by $83 million, as compared to fiscal year 2015 primarily due to the absence of partial receipt of $143 million for interest accrued on the final arbitration award amount in the Company's case against Western Digital in fiscal year 2015 compared to $33 million in fiscal year 2016, and a $33 million change in foreign currency remeasurement related to net gains and losses from changes in foreign exchange rates, which were more pronounced in the prior year, partially offset by $74 million of losses from the early redemptions and repurchases of debt in fiscal year 2015 compared to a $3 million gain from the early redemptions and repurchases of debt in fiscal year 2016.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Provision for income taxes	$26	$228	$(202)	(89)%

        We recorded an income tax provision of $26 million for fiscal year 2016 compared to an income tax provision of $228 million for fiscal year 2015. Our fiscal year 2016 income tax provision included approximately $22 million of income tax benefits primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation. Our fiscal year 2015 income tax provision included approximately $193 million of net income tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People's Republic of China (China assessment) for calendar years 2007 through 2013.

        Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax holiday programs we operate under in Malaysia, Singapore and Thailand. These tax holidays are scheduled to expire in whole or in part at various dates through 2024.

        Our income tax provision recorded for fiscal year 2016 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax benefits associated with the reversal of previously recorded taxes, and (iii) a decrease in valuation allowance for certain deferred tax assets. The acquisition of Dot Hill System Corporation did not have a material impact on our effective tax rate. Our income tax provision recorded for fiscal year 2015 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense associated with the China assessment recorded during the December 2014 quarter, and (iii) an increase in valuation allowance for certain deferred tax assets. The acquisition of LSI's Flash Business did not have a material impact on our effective tax rate.

        On December 18, 2015, the Protecting Americans from Tax Hikes ("PATH") Act of 2015 was enacted. Among, other provisions, the PATH Act retroactively reinstated and permanently extended the federal Research and Development ("R&D") tax credit from December 31, 2014. The permanent extension of the R&D credit had no immediate impact on our income tax provision due to valuation allowances on our U.S. deferred tax assets. None of the other PATH Act changes had a material impact on our income tax provision.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

        At July 1, 2016, our deferred tax asset valuation allowance was approximately $984 million.

        At July 1, 2016, we had net deferred tax assets of $606 million. The realization of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        As of July 1, 2016, approximately $677 million of our U.S. net operating losses and $99 million of our tax credit carryforwards are subject to annual limitations from $1 million to $45 million pursuant to U.S. tax law.

        As of July 1, 2016 and July 3, 2015, we had approximately $70 million and $83 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $70 million and $83 million as of July 1, 2016 and July 3, 2015, respectively, subject to certain future valuation allowance offsets.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Operations. During fiscal year 2016, we recognized a net income tax benefit for interest and penalties of $8 million as compared to a net income tax expense for interest and penalties of $26 million during fiscal year 2015 and $8 million during fiscal year 2014. As of July 1, 2016, we had $12 million of accrued interest and penalties related to unrecognized tax benefits compared to $20 million in fiscal year 2015.

        During the fiscal year ended July 1, 2016, our unrecognized tax benefits excluding interest and penalties decreased by approximately $13 million primarily due to (i) reductions associated with the expiration of certain statutes of limitation of $27 million, (ii) increases in current year unrecognized tax benefits of $11 million, (iii) net increases in prior years' unrecognized tax benefits of $4 million, (iv) net reductions from other activity, including non-U.S. exchange gains, of $1 million.

        During the 12 months beginning July 2, 2016, we expect that our unrecognized tax benefits could be reduced by approximately $16 million as a result of the expiration of certain statutes of limitation.

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

        We are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2013. With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examination for years ending prior to fiscal year 2005.

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

        Restructuring and Other, net.    Restructuring and other, net for fiscal year 2015 increased by $8 million, as compared to fiscal year 2014 primarily due to a restructuring charge recorded during the March 2015 quarter to reduce workforce as a result of our ongoing focus on cost efficiencies in all areas of our business.

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

Liquidity and Capital Resources

        The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds and certificates of deposits. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of July 1, 2016.

  Cash and Cash Equivalents and Short-term Investments

	As of
(Dollars in millions)	July 1, 2016	July 3, 2015	Change
Cash and cash equivalents	$1,125	$2,479	$(1,354)
Short-term investments	6	6	—

Total	$1,131	$2,485	$(1,354)

        Our cash and cash equivalents and short-term investments decreased from July 3, 2015 as a result of net cash outflows for the acquisition of Dot Hill of $674 million, repurchase of our ordinary shares of $1.1 billion, dividends paid to our shareholders of $727 million, and capital expenditures of $587 million. These cash outflows were partially offset by our net cash provided by operating activities. The following table summarizes results from the statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
Net cash flow provided by (used in):
Operating activities	$1,680	$2,647	$2,558
Investing activities	(1,211)	(1,287)	(322)
Financing activities	(1,820)	(1,495)	(1,311)
Effect of foreign currency exchange rates	(3)	(20)	1

Net (decrease) increase in cash and cash equivalents	$(1,354)	$(155)	$926

  Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year2016 was approximately $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, and:

  •
  a decrease in revenue accelerating a reduction in the cash conversion cycle, leading to a decrease in working capital.

        Cash provided by operating activities for fiscal year 2015 was approximately $2.6 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation. Net income includes:

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

  Cash Used in Investing Activities

        In fiscal year 2016, we used $1.2 billion for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $587 million and the acquisition of Dot Hill, net of cash acquired for $634 million.

        In fiscal year 2015, we used $1.3 billion for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $747 million and the acquisition of LSI's Flash Business for $450 million.

        In fiscal year 2014, we used $0.3 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements of approximately $559 million and the acquisition of Xyratex for $285 million, partially offset by $508 million of proceeds from sales of short-term investments.

  Cash Used in Financing Activities

        Net cash used in financing activities of $1.8 billion for fiscal year 2016 was primarily attributable to the following activities:

  •
  $1.1 billion paid to repurchase 24 million of our ordinary shares; and

  •
  $0.7 billion in dividends paid to our shareholders.

        Net cash used in financing activities of $1.5 billion for fiscal year 2015 was primarily attributable to the following activities:

  •
  $1.1 billion paid to repurchase 19 million of our ordinary shares;

  •
  $1.0 billion for the repurchase and redemption of long-term debt;

  •
  $0.7 billion in dividends paid to our shareholders; partially offset by

  •
  proceeds of $1.2 billion from aggregate cash generated from the issuance of our 5.75% Senior Notes due 2034 and 4.875% Senior Notes due 2027.

        Net cash used in financing activities of $1.3 billion for fiscal year 2014 was attributable to the following activities:

  •
  $1.9 billion paid to repurchase 41 million of our ordinary shares;

  •
  $0.7 billion for the repurchase and redemption of long-term debt;

  •
  $0.6 billion in dividends paid to our shareholders; partially offset by

  •
  proceeds of $1.8 billion from aggregate cash generated from the issuance of our 3.75% Senior Notes due in 2018 and 4.75% Senior Notes due in 2025.

  Liquidity Sources

        Our primary sources of liquidity as of July 1, 2016, consisted of: (1) approximately $1.1 billion in cash and cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

        As of July 1, 2016, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

        The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. We were in compliance with the modified covenants as of July 1, 2016 and expect to be in compliance for the next 12 months.

        As of July 1, 2016, cash and cash equivalents held by non-Irish subsidiaries was $1.1 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of

Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

        On August 2, 2016, our Board of Directors approved a quarterly cash dividend of $0.63 per share, which will be payable on October 5, 2016 to shareholders of record as of the close of business on September 21, 2016.

        As of July 1, 2016, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

        The carrying value of our long-term debt as of July 1, 2016 and July 3, 2015 was $4.1 billion and $4.2 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt:

	As of
(Dollars in millions)	July 1, 2016	July 3, 2015	Change
3.75% Senior Notes due November 2018	$800	$800	$—
7.00% Senior Notes due November 2021	158	158	—
4.75% Senior Notes due June 2023	990	1,000	(10)
4.75% Senior Notes due January 2025	995	1,000	(5)
4.875% Senior Notes Due June 2027	700	700	—
5.75% Senior Notes Due December 2034	490	500	(10)

Total	$4,133	$4,158	$(25)

        From time to time we may repurchase any of our outstanding ordinary shares through private, open market, tender offers, broker assisted purchases or other means. During fiscal year 2016, we repurchased approximately 24 million of our ordinary shares. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities." As of July 1, 2016, $1.8 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company's Articles of Association.

        For fiscal year 2017, we expect capital expenditures to be below our long-term targeted range of 6% to 8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of July 1, 2016, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2017	2018- 2019	2020- 2021	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,133	$—	$800	$—	$3,333
Interest payments on debt	1,761	198	381	334	848
Purchase obligations(2)	713	713	—	—	—
Operating leases(1)	168	27	38	21	82
Capital expenditures	110	110	—	—	—
Other funding requirements(3)	44	12	24	8	—

Subtotal	6,929	1,060	1,243	363	4,263
Commitments:
Letters of credit or bank guarantees	108	108	—	—	—

Total	$7,037	$1,168	$1,243	$363	$4,263

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

        As of July 1, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $13 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of July 1, 2016, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2016, sales programs were approximately 13% of gross revenue. For fiscal years 2015 and 2014, total sales programs ranged from 8% to 10% of gross revenues. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were approximately 0.1% of gross revenue in fiscal year 2016 and averaged 0.3% of quarterly gross revenue for fiscal year 2015 through 2014. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins may be reduced.

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

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In fiscal years 2016, 2015 and 2014 net changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.0%, 1.1% and 1.3% of revenue during fiscal years 2016, 2015 and 2014, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.1%, 1.1% and 1.3% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

        Accounting for Income Taxes.    We account for income taxes pursuant to Accounting Standards Codification ("ASC") Topic 740 ("ASC 740"), Income Taxes. In applying, ASC 740, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

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

Recent Accounting Pronouncements

        See "Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for information regarding the effect of new accounting pronouncements on our financial statements.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 1, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of July 1, 2016. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

        The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of July 1, 2016.

 Fiscal Years Ended

(Dollars in millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at July 1, 2016
Assets
Cash equivalents:
Fixed rate	$762	$—	$—	$—	$—	$—	$762	$762
Average interest rate	0.35%						0.35%
Short-term investments:
Fixed rate	$5	$—	$—	$—	$1	$—	$6	$6
Average interest rate	10.69%				3.08%		9.36%

Total fixed income	$767	$—	$—	$—	$1	$—	$768	$768
Average interest rate	0.42%				3.08%	0.45%	0.42%
Debt
Fixed rate	$—	$—	$800	$—	$—	$3,333	$4,133	$3,491
Average interest rate			3.75%			5.03%	4.78%

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the fiscal years 2016 and 2015.

        The table below provides information as of July 1, 2016 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$57	1.42	$(3)

Total	$57		$(3)

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of July 1, 2016, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	July 1, 2016	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,125	$2,479
Short-term investments	6	6
Accounts receivable, net	1,318	1,735
Inventories	868	993
Deferred income taxes	—	122
Other current assets	216	233

Total current assets	3,533	5,568
Property, equipment and leasehold improvements, net	2,160	2,278
Goodwill	1,237	874
Other intangible assets, net	448	370
Deferred income taxes	616	496
Other assets, net	258	259

Total Assets	$8,252	$9,845

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,517	$1,540
Accrued employee compensation	184	256
Accrued warranty	104	135
Accrued expenses	444	412

Total current liabilities	2,249	2,343
Long-term accrued warranty	102	113
Long-term accrued income taxes	14	33
Other non-current liabilities	164	183
Long-term debt, less current portion	4,130	4,155

Total Liabilities	6,659	6,827
Commitments and contingencies (See Notes 14 and 15)
Equity:
Seagate Technology plc shareholders' equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 298,572,217 issued and outstanding at July 1, 2016 and 315,445,536 issued and outstanding at July 3, 2015	—	—
Additional paid-in capital	5,929	5,734
Accumulated other comprehensive loss	(25)	(30)
Accumulated deficit	(4,311)	(2,686)

Total Seagate Technology plc Shareholders' Equity	1,593	3,018

Noncontrolling interest	—	—

Total Equity	1,593	3,018

Total Liabilities and Equity	$8,252	$9,845

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	July 1, 2016	July 3, 2015	June 27, 2014
Revenue	$11,160	$13,739	$13,724
Cost of revenue	8,545	9,930	9,878
Product development	1,237	1,353	1,226
Marketing and administrative	635	857	722
Amortization of intangibles	123	129	98
Restructuring and other, net	175	32	24
Gain on arbitration award, net	—	(620)	—

Total operating expenses	10,715	11,681	11,948

Income from operations	445	2,058	1,776
Interest income	3	6	8
Interest expense	(193)	(207)	(195)
Other, net	19	113	(33)

Other income (expense), net	(171)	(88)	(220)

Income before income taxes	274	1,970	1,556
Provision for (benefit from) income taxes	26	228	(14)

Net income	248	1,742	1,570
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to Seagate Technology plc	$248	$1,742	$1,570

Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$0.83	$5.38	$4.66
Diluted	0.82	5.26	4.52
Number of shares used in per share calculations:
Basic	299	324	337
Diluted	302	331	347
Cash dividends declared per Seagate Technology plc ordinary share	$2.43	$2.05	$1.67

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	July 1, 2016	July 3, 2015	June 27, 2014
Net income	$248	$1,742	$1,570
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	(4)	(11)	(1)
Less: reclassification for amounts included in net income	2	13	—

Net change	(2)	2	(1)

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	1
Less: reclassification for amounts included in net income	—	—	2

Net change	—	—	3

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	8	(5)	1
Less: reclassification for amounts included in net income	—	—	—

Net change	8	(5)	1

Foreign currency translation adjustments
Foreign currency translation adjustments	(1)	(25)	8

Total other comprehensive income (loss), net of tax	5	(28)	11

Comprehensive income	253	1,714	1,581
Less: Comprehensive income attributable to noncontrolling interest	—	—	—

Comprehensive income attributable to Seagate Technology plc	$253	$1,714	$1,581

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 1, 2016	July 3, 2015	June 27, 2014
OPERATING ACTIVITIES
Net income	$248	$1,742	$1,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	815	841	879
Share-based compensation	120	137	118
(Gain) loss on redemption and repurchase of debt	(3)	74	81
Gain on sale of investments	—	—	(32)
Loss (gain) on sale of property and equipment	—	2	(4)
Impairment of long-lived assets	26	—	—
Deferred income taxes	(2)	2	(67)
Other non-cash operating activities, net	12	(9)	14
Changes in operating assets and liabilities:
Restricted cash and investments	—	(3)	104
Accounts receivable, net	464	(2)	4
Inventories	145	29	(20)
Accounts payable	(24)	(58)	(190)
Accrued employee compensation	(78)	(40)	(55)
Accrued expenses, income taxes and warranty	(42)	(112)	(80)
Vendor non-trade receivables	—	47	217
Other assets and liabilities	(1)	(3)	19

Net cash provided by operating activities	1,680	2,647	2,558

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(587)	(747)	(559)
Proceeds from the sale of property and equipment	—	—	3
Proceeds from the sale of strategic investments	1	—	72
Purchases of short-term investments	—	(5)	(88)
Sales of short-term investments	—	4	508
Maturities of short-term investments	—	19	61
Cash used in acquisition of businesses, net of cash acquired	(634)	(453)	(285)
Other investing activities, net	9	(105)	(34)

Net cash used in investing activities	(1,211)	(1,287)	(322)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,196	1,781
Redemption and repurchase of debt	(22)	(1,026)	(725)
Taxes paid related to net share settlement of equity awards	(56)	—	—
Repurchases of ordinary shares	(1,090)	(1,087)	(1,912)
Dividends to shareholders	(727)	(664)	(557)
Proceeds from issuance of ordinary shares under employee stock plans	79	98	107
Other financing activities, net	(4)	(12)	(5)

Net cash used in financing activities	(1,820)	(1,495)	(1,311)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3)	(20)	1

(Decrease) increase in cash and cash equivalents	(1,354)	(155)	926
Cash and cash equivalents at the beginning of the year	2,479	2,634	1,708

Cash and cash equivalents at the end of the year	$1,125	$2,479	$2,634

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$200	$216	$198
Cash paid for income taxes, net of refunds	$40	$285	$50

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended July 1, 2016, July 3, 2015 and June 27, 2014
(In millions)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at, June 28, 2013	$3,506	359	$—	$5,286	$(13)	$(1,778)	$3,495	$11
Net income	1,570					1,570	1,570	—
Other comprehensive income	11				10		10	1
Issuance of ordinary shares under employee stock plans	107	9		107			107
Repurchases of ordinary shares	(1,912)	(41)				(1,912)	(1,912)
Dividends to shareholders	(557)					(557)	(557)
Share-based compensation	118			118			118
Purchase of additional subsidiary shares from noncontrolling interest	(11)				1		1	(12)

Balance at, June 27, 2014	2,832	327	—	5,511	(2)	(2,677)	2,832	—
Net income	1,742					1,742	1,742	—
Other comprehensive loss	(28)				(28)		(28)	—
Issuance of ordinary shares under employee stock plans	98	7		98			98
Repurchases of ordinary shares	(1,087)	(19)				(1,087)	(1,087)
Dividends to shareholders	(664)					(664)	(664)
Share-based compensation	137			137			137
Other	(12)			(12)	—		(12)	—

Balance at, July 3, 2015	3,018	315	—	5,734	(30)	(2,686)	3,018	—
Net income	248					248	248	—
Other comprehensive income	5				5		5	—
Issuance of ordinary shares under employee stock plans	79	8		79			79
Repurchases of ordinary shares	(1,090)	(23)				(1,090)	(1,090)
Tax withholding related to vesting of restricted stock units	(56)	(1)				(56)	(56)
Dividends to shareholders	(727)					(727)	(727)
Share-based compensation	120			120			120
Other	(4)			(4)	—		(4)	—

Balance at, July 1, 2016	$1,593	299	$—	$5,929	$(25)	$(4,311)	$1,593	$—

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Organization

        Seagate Technology plc (the "Company") is a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD"), solid state drives ("SSD"), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, and high performance computing ("HPC") solutions.

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

        The Company's products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

        The Company's Cloud Systems and Solutions builds on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. Our approach to data management supports HPC, open source and software-defined solutions. Our portfolio includes HPC storage solutions, modular original equipment manufacturers ("OEM") storage systems and scale-out storage systems.

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

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2016 comprised 52 weeks and ended on July 1, 2016. Fiscal years 2015 and 2014 were comprised of 53 and 52 weeks and ended on July 3, 2015, and June 27, 2014, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2017 will be 52 weeks and will end on June 30, 2017.

  Summary of Significant Accounting Policies

        Cash, Cash Equivalents and Short-Term Investments.    The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Assessment of Goodwill and Other Long-lived Assets for Impairment.    The Company accounts for goodwill in accordance with Accounting Standards Codification ("ASC") Topic 350 ("ASC 350"), Intangibles—Goodwill and Other. During fiscal year 2012, the Company adopted Accounting Standard Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment. The Company performs a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then the Company performs a quantitative two-step impairment test. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over its implied fair value is recognized as an impairment loss.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Derivative Financial Instruments.    The Company applies the requirements of ASC Topic 815 ("ASC 815"), Derivatives and Hedging. ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

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

        Restructuring Costs.    The Company records restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 ("ASC 420"), Exit or Disposal Cost Obligations. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Non-retirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $31 million, $64 million and $52 million in fiscal years 2016, 2015 and 2014, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation-Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of related excess tax benefits.

        Accounting for Income Taxes.    The Company accounts for income taxes pursuant to ASC Topic 740 ("ASC 740"), Income Taxes. In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company's uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company's ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company's outlook for future taxable income changes significantly, the Company's assessment of the need for, and the amount of, a valuation allowance may also change.

        Comprehensive Income.    The Company presents comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income.

        Foreign Currency Remeasurement and Translation.    The U.S. dollar is the functional currency for the majority of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other, net on the Company's Consolidated Statements of Operations. The Company had $1 million in remeasurement losses in fiscal year 2016 with $33 million and $8 million in remeasurement gains in fiscal years 2015 and 2014, respectively.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Concentrations

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10% of the Company's accounts receivable as of July 1, 2016.

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

        Supplier Concentration.    Certain of the raw materials, components and equipment used by the Company in the manufacture of its products are available from a sole supplier or a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components or equipment at acceptable prices, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company may make prepayments to certain suppliers. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

  Recent Accounting Pronouncements

        In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is in the process of assessing the impact, if any, on its consolidated financial statements and plans to adopt the modified retrospective transition approach.

        In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

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

        In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period's financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

        In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company early adopted this ASU for the December 2015 quarter on a prospective basis. See "Note 7. Income Taxes" for disclosure of the financial statement impact of this adoption.

        In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

2. Balance Sheet Information

  Investments

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of July 1, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$318	$—	$318
Corporate bonds	6	—	6
Certificates of deposit	444	—	444

Total	$768	$—	$768

Included in Cash and cash equivalents			$755
Included in Short-term investments			6
Included in Other current assets			7

Total			$768

        As of July 1, 2016, the Company's Other current assets included of $7 million in restricted cash and investments held as collateral at banks for various performance obligations

        As of July 1, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2016.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value and amortized cost of the Company's investments classified as available-for-sale at July 1, 2016 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$767	$767
Due in 1 to 5 years	1	1
Due in 5 to 10 years	—	—
Thereafter	—	—

Total	$768	$768

        Equity securities which do not have a contractual maturity date are not included in the above table.

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of July 3, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,203	$—	$1,203
Corporate bonds	6	—	6
Certificates of deposit	867	—	867

Total	$2,076	$—	$2,076

Included in Cash and cash equivalents			$2,063
Included in Short-term investments			6
Included in Other current assets			7

Total			$2,076

        As of July 3, 2015, the Company's Other current assets included of $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

        As of July 3, 2015, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 3, 2015.

  Accounts Receivable, net

        The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	July 1, 2016	July 3, 2015
Accounts receivable	$1,327	$1,744
Allowance for doubtful accounts	(9)	(9)

	$1,318	$1,735

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions(a)	Balance at End of Period
Fiscal year ended June 27, 2014	$8	4	—	$12
Fiscal year ended July 3, 2015	$12	—	(3)	$9
Fiscal year ended July 1, 2016	$9	1	(1)	$9

(a)
Uncollectible accounts written off, net of recoveries.

  Inventories

        The following table provides details of the inventory balance sheet item:

(Dollars in millions)	July 1, 2016	July 3, 2015
Raw materials and components	$307	$352
Work-in-process	297	239
Finished goods	264	402

	$868	$993

  Other Current Assets

        The following table provides details of the other current assets balance sheet item:

(Dollars in millions)	July 1, 2016	July 3, 2015
Vendor non-trade receivables	$66	$66
Other	150	167

	$216	$233

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Property, Equipment and Leasehold Improvements, net

        The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	July 1, 2016	July 3, 2015
Land and land improvements		$69	$48
Equipment	3 – 5	7,681	7,440
Buildings and leasehold improvements	Up to 48	1,900	1,595
Construction in progress		234	547

		9,884	9,630
Less: accumulated depreciation and amortization		(7,724)	(7,352)

		$2,160	$2,278

        Depreciation expense, which includes amortization of leasehold improvements, was $641 million, $689 million and $748 million for fiscal years 2016, 2015 and 2014, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2016, 2015 and 2014, the Company capitalized interest of $13 million, $15 million and $7 million, respectively.

        During fiscal year ended 2016, the Company determined it would discontinue the use of certain manufacturing property and equipment in the short-term, and that certain other manufacturing property and equipment was permanently impaired, and as a result recognized a charge of $53 million from the write-off and accelerated depreciation of of these fixed assets. This amount was recorded in Cost of revenue in the Consolidated Statement of Operations. The Company did not record any material impairment charges in fiscal years 2015 and 2014.

  Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities(a)	Unrealized Gains (Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(11)	—	(5)	(25)	(41)
Amounts reclassified from AOCI	13	—	—	—	13

Other comprehensive income (loss)	2	—	(5)	(25)	(28)

Balance at July 3, 2015	1	—	(15)	(16)	(30)
Other comprehensive income (loss) before reclassifications	(4)	—	8	(1)	3
Amounts reclassified from AOCI	2	—	—	—	2

Other comprehensive income (loss)	(2)	—	8	(1)	5

Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)

(a)
The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using the specific identification method.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

  Dot Hill Systems Corp.

        On October 6, 2015 , the Company acquired all of the outstanding shares of Dot Hill Systems Corp. ("Dot Hill"), a supplier of software and hardware storage systems. The Company paid $9.75 per share, or $674 million, in cash for the acquisition. The acquisition of Dot Hill further expands the Company's OEM-focused cloud storage systems business and advances the Company's strategic efforts.

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

        The expenses related to the acquisition of Dot Hill for the fiscal year ended July 1, 2016, which are included within Marketing and administrative expense on the Consolidated Statement of Operations, are not significant.

        The amounts of revenue and earnings of Dot Hill included in the Company's Consolidated Statement of Operations from the acquisition date were not significant.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company incurred approximately $1 million of expenses related to the acquisition of LSI's Flash Business in fiscal year 2015, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

        The amounts of revenue and earnings of LSI's Flash Business included in the Company's Consolidated Statement of Operations from the acquisition date through the end of fiscal year ended July 3, 2015 were not significant.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The amounts of revenue and earnings of Xyratex included in the Company's Consolidated Statement of Operations from the acquisition date through the end of fiscal year ended June 27, 2014 were not significant.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	Amount
As of June 27, 2014	$537
Goodwill acquired	339
Foreign currency translation effect	(2)

As of July 3, 2015	$874
Goodwill acquired	364
Goodwill disposed	(1)
Foreign currency translation effect	—

As of July 1, 2016	$1,237

  Other Intangible Assets

        Other intangible assets consist primarily of existing technology, customer relationships, in-process research and development ("IPR&D") and trade names acquired in business combinations. With the exception of IPR&D, acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations. IPR&D has been determined to have an indefinite useful life and is not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. If the carrying amount of IPR&D exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges recognized for IPR&D. Upon completion of the IPR&D, the related assets will be accounted for as a finite-lived intangible asset, and will be amortized over its useful life.

        In fiscal years 2016, 2015 and 2014, amortization expense for other intangible assets was $174 million, $152 million and $131 million, respectively.

        The carrying value of other intangible assets subject to amortization as of July 1, 2016, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$297	$(79)	$218	4.1 years
Customer relationships	510	(328)	182	3.2 years
Trade name	29	(14)	15	2.6 years
Other intangible assets	29	(10)	19	3.2 years

Total amortizable other intangible assets	$865	$(431)	$434	3.6 years

        The carrying value of IPR&D not subject to amortization was $14 million on July 1, 2016.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The carrying value of other intangible assets subject to amortization as of July 3, 2015 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$191	$(69)	$122	4.1 years
Customer relationships	487	(282)	205	2.4 years
Trade name	27	(7)	20	3.2 years
Other intangible assets	27	(4)	$23	4.2 years

Total amortizable other intangible assets	$732	$(362)	$370	3.1 years

        The carrying value of IPR&D not subject to amortization was $0 million on July 3, 2015.

        As of July 1, 2016, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2017	$166
2018	106
2019	68
2020	50
2021	23
Thereafter	21

$434

5. Restructuring and Exit Costs

        During fiscal years 2016, 2015 and 2014, the Company recorded restructuring charges of $175 million, $32 million and $24 million, respectively, comprised primarily of charges related to employee termination costs and facility exit costs associated with restructuring of our workforce during each fiscal year. The Company's significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

        June 2016 Plan—On June 27, 2016, the Company committed to a restructuring plan (the "June 2016 Plan") as part of the Company's efforts to reduce its cost structure to align with the current macroeconomic conditions. The June 2016 Plan included reducing worldwide headcount by approximately 1,600 employees. The June 2016 Plan is expected to be largely completed by the end of the September 2016 quarter. During fiscal year 2016, the Company recorded total restructuring charges of approximately $69 million related to the June 2016 Plan, comprised of employee termination costs. The Company made cash payments of $24 million in fiscal year 2016, comprised of employee termination costs related to the June 2016 Plan.

        February 2016 Plan—On February 15, 2016, the Company committed to a restructuring plan (the "February 2016 Plan") intended to align our manufacturing footprint with current macroeconomic conditions. The February 2016 Plan included reducing worldwide headcount by approximately 2,000 employees. The February 2016 Plan was largely completed by the fiscal quarter ended April 1, 2016. During fiscal year 2016, the Company recorded total restructuring charges and made cash payments of

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $15 million related to the February 2016 Plan, comprised primarily of employee termination costs.

        September 2015 Plan—On September 4, 2015, the Company committed to a restructuring plan (the "September 2015 Plan") intended to realign its cost structure with the current macroeconomic business environment. The September 2015 Plan included reducing worldwide headcount by approximately 1,000 employees. The September 2015 Plan was largely completed by the fiscal quarter ended January 1, 2016. During fiscal year 2016, the Company recorded total restructuring charges of approximately $65 million related to the September 2015 Plan, comprised of approximately $57 million for employee termination costs and $8 million facility exit costs, respectively. The Company made cash payments of $59 million, comprised primarily of employee termination costs related to the September 2015 Plan.

        Fiscal 2015 Plan—During fiscal year 2015, the Company recorded employee termination costs of $25 million and made cash payments of $16 million associated with a reduction in the workforce. The 2015 Plan was largely completed by fiscal year 2015. The Company did not record any material restructuring charges related to the 2015 Plan during fiscal year 2016.

        Other Restructuring and Exit Costs—During fiscal year 2016, the Company recorded restructuring charges of approximately $26 million, comprised of approximately $12 million for employee termination costs and $14 million facility exit costs. The Company made cash payments of $33 million, comprised of approximately $19 million for employee termination costs and $14 million facility exit costs related to other restructuring plans.

        The following table summarizes the Company's restructuring activities under all of the Company's active restructuring plans for fiscal years 2016, 2015 and 2014:

(Dollars in millions)	Post- Employment Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at June 28, 2013	$2	$15	$—	$17
Restructuring charges	18	3	2	23
Cash payments	(20)	(5)	(2)	(27)
Adjustments	2	(1)	—	1

Accrual balances at June 27, 2014	2	12	—	14
Restructuring charges	23	3	4	30
Cash payments	(17)	(6)	(4)	(27)
Adjustments	3	(1)	—	2

Accrual balances at July 3, 2015	11	8	—	19
Restructuring charges	151	14	10	175
Cash payments	(113)	(8)	(10)	(131)
Adjustments	1	(1)	—	—

Accrual balances at July 1, 2016	$50	$13	$—	$63

        Of the accrued restructuring balance of $63 million at July 1, 2016, $61 million is included in Accrued expenses and $2 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $19 million at July 3, 2015, $15 million is included in Accrued expenses and $4 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

  Short-Term Borrowings

        The credit agreement entered into by the Company and its subsidiary Seagate HDD Cayman on January 18, 2011 and subsequently amended (the "Revolving Credit Facility") provides the Company with a $700 million senior secured revolving credit facility. The term of the Revolving Credit Facility is through January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Revolving Credit Facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. The loans made under the Revolving Credit Facility will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing, and for the issuance of letters of credit up to a sub-limit of $75 million. The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company were in compliance with the modified covenants as of July 1, 2016 and expect to be in compliance for the next 12 months. As of July 1, 2016, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        $600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the "2021 Notes").    On May 18, 2011, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2014, the Company repurchased $349 million

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $54 million, which is included in Other, net in the Company's Consolidated Statement of Operations. During fiscal year 2015, the Company repurchased $93 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $13 million, which is included in Other, net in the Company's Consolidated Statement of Operations. During fiscal year 2016, the Company repurchased $1 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchase was immaterial, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the "2023 Notes").    On May 22, 2013, Seagate HDD Cayman, issued $1 billion in aggregate principal amount of 4.75% Senior Notes, which mature on June 1, 2023, in a private placement. The obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The 2023 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2023 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchase was immaterial, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $1 billion Aggregate principal amount of 4.75% Senior Notes due January 2025 (the "2025 Notes").    On May 28, 2014, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which mature on January 1, 2025. The interest on the Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days' notice, Seagate HDD may redeem some or all of the Notes at a "make-whole" redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. During fiscal year 2016, the Company repurchased $5 million aggregate principal amount of its 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The gain recorded on the repurchase was immaterial, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the "2034 Notes").    On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which mature on December 1, 2034. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the Notes at a "make-whole" redemption price. The "make-whole" redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2034 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $3 million, which is included in Other, net in the Company's Consolidated Statement of Operations.

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

        At July 1, 2016, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2017	$—
2018	—
2019	800
2020	—
2021	—
Thereafter	3,333

$4,133

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
Current income tax expense (benefit):
U.S. Federal	$1	$—	$(12)
U.S. State	2	4	3
Non-U.S.	25	222	62

Total Current	28	226	53

Deferred income tax expense (benefit):
U.S. Federal	—	(6)	(43)
U.S. State	—	(2)	2
Non-U.S.	(2)	10	(26)

Total Deferred	(2)	2	(67)

Provision for (benefit from) income taxes	$26	$228	$(14)

        Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
U.S.	$—	$101	$149
Non-U.S.	274	1,869	1,407

	$274	$1,970	$1,556

        On December 18, 2015, the Protecting Americans from Tax Hikes ("PATH") Act of 2015 was enacted. Among, other provisions, the PATH Act retroactively reinstated and permanently extended the federal Research and Development ("R&D") tax credit from December 31, 2014. The permanent extension of the R&D credit had no immediate impact on the Company's income tax provision due to valuation allowances on its U.S. deferred tax assets. None of the other PATH Act changes had a material impact on the Company's income tax provision.

        The Company recorded $0.6 million, $2.0 million and $0.3 million of excess tax benefits associated with stock option deductions in fiscal years 2016, 2015 and 2014, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015
Deferred tax assets
Accrued warranty	$74	$88
Inventory carrying value adjustments	32	43
Receivable allowance	11	16
Accrued compensation and benefits	85	106
Depreciation	173	171
Restructuring accruals	14	4
Other accruals and deferred items	50	31
Net operating losses and tax credit carry-forwards	1,252	1,099
Other assets	2	5

Total deferred tax assets	1,693	1,563
Valuation allowance	(984)	(929)

Net deferred tax assets	709	634

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(11)	(6)
Acquisition-related items	(92)	(15)
Other liabilities	—	(1)

Total deferred tax liabilities	(103)	(22)

Total net deferred tax assets	$606	$612

As Reported on the Balance Sheet
Current assets—deferred income taxes	$—	$122
Non-current assets—deferred income taxes	616	496
Other non-current liabilities	(10)	(6)

Total net deferred income taxes	$606	$612

        Consistent with the intent of ASU 2015-17 to simplify the presentation of deferred income taxes, the Company elected to adopt ASU 2015-17 on a prospective basis as of the second quarter, fiscal year 2016. Prior periods were not retrospectively adjusted. As a result of this change in accounting principle, the Company's current deferred tax assets were reclassified to non-current.

        The deferred tax asset valuation allowance increased by $55 million and $41 million in fiscal years 2016 and 2015, respectively, and decreased by $101 million in fiscal year 2014.

        At July 1, 2016, the Company recorded $606 million of net deferred tax assets. The realization of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company's management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At July 1, 2016, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $3.4 billion, $2.1 billion and $121 million, respectively which will expire at various dates beginning in fiscal year 2018, if not utilized. U.S. state net operating loss carryforwards of approximately $104 million are scheduled to expire in fiscal year 2017. At July 1, 2016, the Company had U.S. federal and state tax credit carryforwards of $437 million and $96 million, respectively, which will expire at various dates beginning in fiscal year 2018, if not utilized.

        As of July 1, 2016, approximately $677 million of the Company's U.S. net operating losses and $99 million of its tax credit carryforwards are subject to annual limitations from $1 million to $45 million pursuant to U.S. tax law.

        For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
Provision at statutory rate	$69	$493	$389
Net U.S. federal and state income taxes	3	7	3
Permanent differences	10	2	3
Valuation allowance	(1)	15	(100)
Non-U.S. losses with no tax benefits	1	2	8
Non-U.S. earnings taxed at less than statutory rate	(37)	(463)	(313)
Audit assessment	—	173	—
Reversal of previously recorded taxes	(19)	(5)	(19)
Other individually immaterial items	—	4	15

Provision for (benefit from) income taxes	$26	$228	$(14)

        A substantial portion of the Company's operations in Malaysia, Singapore, and Thailand operate under various tax holiday programs, which expire in whole or in part at various dates through 2024. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holiday programs was to increase the Company's net income by approximately $67 million in fiscal year 2016 ($0.22 per share, diluted), to increase the Company's net income by approximately $349 million in fiscal year 2015 ($1.05 per share, diluted), and to increase the Company's net income by approximately $289 million in fiscal year 2014 ($0.83 per share, diluted).

        The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of July 1, 2016, was approximately $1.6 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25% or approximately $400 million would result.

        As of July 1, 2016 and July 3, 2015, the Company had approximately $70 million and $83 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $70 million and $83 million as of July 1, 2016 and July 3, 2015, respectively, subject to certain future valuation allowance offsets.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
Balance of unrecognized tax benefits at the beginning of the year	$83	$115	$157
Gross increase for tax positions of prior years	12	12	10
Gross decrease for tax positions of prior years	(8)	(4)	(64)
Gross increase for tax positions of current year	11	9	13
Gross decrease for tax positions of current year	—	—	—
Settlements	—	(45)	—
Lapse of statutes of limitation	(27)	(3)	(3)
Non-U.S. exchange (gain)/loss	(1)	(1)	2

Balance of unrecognized tax benefits at the end of the year	$70	$83	$115

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2016, the Company recognized net income tax benefit for interest and penalties of $8 million as compared to net income tax expense of $26 million during fiscal year 2015, and income tax expense of $8 million during fiscal year 2014. As of July 1, 2016, the Company had $12 million of accrued interest and penalties related to unrecognized tax benefits compared to $20 million in fiscal year 2015.

        During the 12 months beginning July 2, 2016, the Company expects that its unrecognized tax benefits could be reduced by approximately $16 million as a result of the expiration of certain statutes of limitation.

        The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. On April 4, 2016, the IRS approved the audit settlement reached in December 2015 regarding all disputed issues associated with the Company's U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. This audit settlement did not have a material impact on the Company's financial statements.

        The Company is no longer subject to examination of its U.S. federal income tax returns for years prior to fiscal year 2013. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examination for years ending prior to fiscal year 2005.

8. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized loss on cash flow hedges was $2 million as of July 1, 2016 and the amount of net unrealized gain on cash flow hedges was $1 million as of July 3, 2015.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2016, 2015 and 2014. As of July 1, 2016, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

        The following tables show the total notional value of the Company's outstanding foreign currency forward exchange contracts as of July 1, 2016 and July 3, 2015:

	As of July 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$47	$10

	As of July 3, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$18	$48
Singapore Dollars	23	42
Chinese Renminbi	5	16
Euro	—	13
British Pound Sterling	35	—
Malaysian Ringgit	12	15

	$93	$134

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the "SDCP"). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of July 1, 2016, the notional investments underlying the TRS amounted to $94 million. The contract term of the TRS is through January 2016 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company renewed the contract term through January 2017 under materially the same terms. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of July 1, 2016 and July 3, 2015:

	As of July 1, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	3	Accrued expenses	—

Total derivatives		$3		$(3)

	As of July 3, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(3)
Total return swap	Other current assets	1	Accrued expenses	—

Total derivatives		$3		$(4)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended July 1, 2016:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$(4)	Cost of revenue	$(2)	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(5)
Total return swap	Operating expenses	$(1)

(a)
The amounts of gains or losses recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge effectiveness were immaterial for the fiscal year ended July 1, 2016.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 1, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$316	$—	$—	$316
Certificates of deposit	—	439	—	439
Corporate bonds	—	6	—	6

Total cash equivalents and short-term investments	316	445	—	761

Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Derivative assets	—	3	—	3

Total assets	$318	$453	$—	$771

Liabilities:
Derivative liabilities	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$316	$439	$—	$755
Short-term investments	—	6	—	6
Other current assets	2	8	—	10

Total assets	$318	$453	$—	$771

Liabilities:
Accrued expenses	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2015:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,201	$—	$—	$1,201
Certificates of deposit	—	862	—	862
Corporate bonds	—	6	—	6

Total cash equivalents and short-term investments	1,201	868	—	2,069

Restricted Cash and Investments:
Money market funds	2	—	—	2
Other debt securities	—	5	—	5
Derivative assets	—	3	—	3

Total assets	$1,203	$876	$—	$2,079

Liabilities:
Derivative liabilities	$—	$(4)	$—	$(4)

Total liabilities	$—	$(4)	$—	$(4)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,201	$862	$—	$2,063
Short-term investments	—	6	—	6
Other current assets	2	8	—	10

Total assets	$1,203	$876	$—	$2,079

Liabilities:
Accrued expenses	$—	$(4)	$—	$(4)

Total liabilities	$—	$(4)	$—	$(4)

        The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 1, 2016, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        As of July 1, 2016 and July 3, 2015, we had no Level 3 assets or liabilities.

  Items Measured at Fair Value on a Non-Recurring Basis

        The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at July 1, 2016 and July 3, 2015 totaled $113 million and $120 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

        During the fiscal years 2016, 2015 and 2014, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $13 million, $7 million and $2 million, respectively, in order to write down the carrying amount of the investments to its estimated fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee.

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

	July 1, 2016		July 3, 2015
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$804	$800	$828
7.00% Senior Notes due November 2021	158	164	158	170
4.75% Senior Notes due June 2023	990	857	1,000	1,016
4.75% Senior Notes due January 2025	995	795	1,000	995
4.875% Senior Notes due June 2027	698	514	698	675
5.75% Senior Notes due December 2034	489	357	499	491

	4,130	3,491	4,155	4,175
Less short-term borrowings and current portion of long-term debt	—	—	—	—

Long-term debt, less current portion	$4,130	$3,491	$4,155	$4,175

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders' Equity

  Share Capital

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 298,572,217 shares were outstanding as of July 1, 2016, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 1, 2016.

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

        As of July 1, 2016, $1.8 billion remained available for repurchase under the existing repurchase authorization limit.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth information with respect to repurchases of the Company's ordinary shares during fiscal years 2016, 2015 and 2014:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through June 28, 2013	244	$5,486
Repurchased in fiscal year 2014	41	1,912

Cumulative repurchased through June 27, 2014	285	7,398
Repurchased in fiscal year 2015	19	1,087

Cumulative repurchased through July 3, 2015	304	8,485
Repurchased in fiscal year 2016(a)	24	1,146

Cumulative repurchased through July 1, 2016	328	$9,631

(a)
Including net share settlement of $56 million for 1 million shares in connection with tax withholding related to vesting of restricted stock units.

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

        Seagate Technology plc 2012 Equity Incentive Plan (the "EIP").    On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27.0 million ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the "SCP") as of the effective date of the EIP (which was equal to 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the "Share Reserve"). On October 22, 2014, the shareholders authorized the issuance from the EIP of an additional 25 million ordinary shares, par value $0.0001 per share. Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, "Full-Value Share Awards") will generally be counted against the Share Reserve as two and five-tenths shares for every one share granted. As of July 1, 2016, there were approximately 32.7 million ordinary shares available for issuance under the EIP.

        Dot Hill Systems 2009 Equity Incentive Plan (the "DHEIP").    Seagate Technology plc acquired the Dot Hill Systems 2009 Equity Incentive Plan effective October 6, 2015. The Company assumed the remaining authorized but unused share reserve of approximately 2 million shares, based on the conversion ratio, from the DHEIP on the acquisition date. Any shares that are subject to options or share appreciation rights granted under the DHEIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units,

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance share bonus awards or performance share awards (collectively, "Full-Value Share Awards") will generally be counted against the Share Reserve as one and five-tenths shares for every one share granted. As of July 1, 2016, there were approximately 1 million ordinary shares available for issuance under the DHEIP.

        Seagate Technology plc Employee Stock Purchase Plan (the "ESPP").    There are 50.0 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75.0 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of July 1, 2016 there were approximately 6.8 million ordinary shares available for issuance under the ESPP.

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

        The Company granted performance awards to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company's Board of Directors, including market based performance goals. A single award represents the right to receive a single ordinary share of the Company. During fiscal years 2016, 2015 and 2014, the Company granted 0.4 million, 0.3 million and 0.4 million performance awards, respectively, where performance is measured based on a three-year average return on invested capital ("ROIC") goal and a relative total shareholder return ("TSR") goal, which is based on the Company's ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the "TSR/ROIC" awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of stock units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

        The Company also granted 0.2 million, 0.4 million and 0.3 million performance awards during fiscal years 2016, 2015 and 2014 respectively, to its senior executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (the "AEPS" awards). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

        During fiscal year 2016 and 2015, the Company did not grant any performance-based options and performance based restricted share units to its CEO.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Fair Value—The fair value of the Company's nonvested awards and performance awards subject to an AEPS condition for fiscal years 2016, 2015, and 2014, is the price per share of the Company's common stock on the grant date. The weighted-average grant date fair value of awards granted are as follows:

	Fiscal Years
	2016	2015	2014
Nonvested awards:
Weighted-average fair value	$41.47	$58.93	$41.18
Performance awards:
Weighted-average fair value	$42.09	$59.51	$48.69

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of the Company's shares related to options granted to employees, shares issued from the ESPP and performance awards subject to TSR/ROIC conditions for fiscal years 2016, 2015 and 2014 were estimated using the following assumptions:

	Fiscal Years
	2016	2015	2014
Options
Expected term (in years)	2.1 – 4.2	4.2	4.2
Volatility	33 – 48%	33 – 35%	35 – 41%
Weighted-average volatility	36%	34%	40%
Expected dividend rate	4.6 – 11.0%	2.9 – 4.0%	3.1 – 3.8%
Weighted-average expected dividend rate	5.6%	3.0%	3.7%
Risk-free interest rate	0.6 – 1.5%	1.1 – 1.5%	1.2 – 1.4%
Weighted-average fair value	$12.28	$12.98	$10.41
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	28 – 46%	28 – 29%	34 – 36%
Weighted-average volatility	39%	28%	35%
Expected dividend rate	4.6 – 8.3%	3.0 – 3.8%	3.3 – 3.5%
Weighted-average expected dividend rate	6.9%	3.4%	3.4%
Risk-free interest rate	0.5%	0.1%	0.1%
Weighted-average fair value	$9.08	$12.21	$10.46
Performance restricted share awards subject to market condition
Expected term (in years)	3.00	3.00	3.00
Weighted-average volatility	30%	40%	46%
Expected dividend rate	4.3%	2.8%	3.8%
Risk-free interest rate	1.1%	1.1%	0.9%
Weighted-average fair value	$47.34	$58.31	$37.51

  Stock Compensation Expense

        The Company recorded $120 million, $137 million and $118 million of share-based compensation during fiscal years 2016, 2015, and 2014, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Option Activity

        The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars In millions)
Outstanding at July 3, 2015	4.9	$27.94	3.6	$110
Granted	2.6	$35.86
Exercised	(1.5)	$8.32
Forfeitures	(0.4)	$47.03
Expirations	(0.2)	46.43

Outstanding at July 1, 2016	5.4	$34.91	4.6	$14

Vested and expected to vest at July 1, 2016	5.3	$34.93	4.6	$14

Exercisable at July 1, 2016	2.5	$27.46	3.2	$12

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares for the options that were in-the-money at July 1, 2016. During fiscal years 2016, 2015, and 2014, the aggregate intrinsic value of options exercised under the Company's stock option plans was $44 million, $92 million and $140 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2016 was approximately $18 million.

        At July 1, 2016, the total compensation cost related to options granted to employees but not yet recognized was approximately $28 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

  Nonvested Awards Activity

        The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In millions)
Nonvested at July 3, 2015	5.2	$39.73
Granted	2.4	$41.47
Forfeitures	(0.7)	$45.04
Vested	(2.1)	$30.95

Nonvested at July 1, 2016	4.8	$39.95

        At July 1, 2016, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $133 million, net of estimated forfeitures of approximately $7 million.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal year 2016 was approximately $102 million.

  Performance Awards

        The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In millions)
Performance units at July 3, 2015	2.1	$61.12
Granted	0.6	$45.68
Forfeitures	(0.2)	$53.99
Vested	(1.1)	$27.05

Performance units at July 1, 2016	1.4	$47.41

        At July 1, 2016, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $23 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 3.5 years.

  ESPP

        During fiscal years 2016, 2015 and 2014, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $12 million, $15 million and $26 million respectively. At July 1, 2016, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2016, the Company issued 2.1 million ordinary shares with a weighted-average purchase price of $31.54 per share.

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $4,500 per participating employee. During fiscal years 2016, 2015, and 2014, the Company made matching contributions of $19 million, $18 million and $16 million, respectively.

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. In the quarter ended December 27, 2013, the Company entered into a TRS in order to manage the equity market risks associated with the SDCP liabilities. See "Note 8. Derivative Financial Instruments" contained in this report for additional information about the TRS.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
(In millions, except per share data)	July 1, 2016	July 3, 2015	June 27, 2014
Numerator:
Net income attributable to Seagate Technology plc	$248	$1,742	$1,570

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	299	324	337
Weighted-average effect of dilutive securities:
Employee equity award plans	3	7	10

Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	302	331	347

Net income per share attributable to Seagate Technology plc shareholders:
Basic	$0.83	$5.38	$4.66
Diluted	$0.82	$5.26	$4.52

        The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	July 1, 2016	July 3, 2015	June 27, 2014
Employee equity award plans	3	—	—

13. Business Segment and Geographic Information

        The Company has concluded that its manufacture and distribution of electronic storage solutions constitutes one reporting segment. The Company's manufacturing operations are based on technology platforms that are used to produce various electronic storage solutions that serve multiple applications and markets. The Company's main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state and other technologies. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker ("CODM") as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure.

        In fiscal years 2016, 2015 and 2014, Dell Inc. accounted for approximately 12%, 14% and 13% of consolidated revenue, respectively. In fiscal years 2015 and 2014, Hewlett-Packard Company accounted for approximately 12% and 13% of consolidated revenue, respectively. In fiscal year 2016, HP Inc., formerly known as Hewlett-Packard Company, completed its separation with Hewlett Packard Enterprise Company, and each company accounted for less than 10% of our consolidated revenue. No other customer accounted for more than 10% of consolidated revenue in any year presented.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Other long-lived assets consist of property, equipment and leasehold improvements, other intangible assets, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	June 27, 2014
Revenue from external customers(a):
Singapore	$5,354	$6,844	$6,828
United States	3,376	3,929	3,679
The Netherlands	1,813	2,291	2,652
Other	617	675	565

Consolidated	$11,160	$13,739	$13,724

Long-lived assets:
United States	$1,029	$725	$500
Singapore	726	900	788
Thailand	349	328	398
Malaysia	201	248	146
China	115	138	167
Other	444	568	680

Consolidated	$2,864	$2,907	$2,679

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unspecified punitive damages, including for willful infringement. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473 (the "'473 patent"). The district court ruled in 2010 that the '267 patent was out of the case.

        On August 16, 2011, the district court granted in part and denied in part the Company's motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court's summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the '635 patent are invalid; 2) reversed and vacated the district court's summary judgment of non-infringement with respect to the '473 patent; and 3) remanded the case for further proceedings on the '473 patent. On July 11, 2014, the district court granted the Company's summary judgment motion regarding Convolve's only remaining cause of action, which alleged infringement of the '473 patent. The district court entered judgment in favor of the Company on July 14, 2014. Convolve filed a notice of appeal on August 13, 2014. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court's summary judgment of no direct infringement by Seagate because Seagate's ATA/SCSI disk drives do not meet the "user interface" limitation of the asserted claims of the '473 patent; 2) affirmed the district court's summary judgment of non-infringement by Compaq's products as to claims 1, 3, and 5 of the '473 patent because Compaq's F10 BIOS interface does not meet the "commands" limitation of those claims; 3) vacated the district court's summary judgment of non-infringement by Compaq's accused products as to claims 7-15 of the '473 patent; 4) reversed the district court's summary judgment of non-infringement based on intervening rights; and 5) remanded the case to the district court for further proceedings on the '473 patent. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate's summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the court of appeals vacated and remanded the district court's grant of summary judgment on Mr. Shukh's claim for correction of inventorship and affirmed the district court's grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals; the petition was denied on December 17, 2015. On March 16, 2016, Shukh filed a petition for writ of certiorari to the U.S. Supreme Court; the petition was denied on June 27, 2016. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation ("Enova") filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, "Cryptographic Device," and U.S. Patent No. 7,900,057, "Cryptographic Serial ATA Apparatus and Method." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys' fees, and other relief. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the '995 and '057 Patents before the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the '995 Patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the '057 Patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the '057 Patent are held unpatentable. Enova has appealed PTAB's decisions on the '995 Patent and the '057 Patent to the U.S. Court of Appeals for the Federal Circuit. A hearing before the court of appeals has not yet been scheduled. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Seagate Technology LLC v. Western Digital Corp.—On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company's trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company's trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of $630 million. Interest on the final award has been accruing at 10%. On October 14, 2014, the Company received a partial payment from Western Digital in the amount of $773 million. During the quarter ended January 2, 2015, the amount of the final award, less litigation and other related costs, was recorded by the Company in Gain on arbitration award, net, and the remaining amount received was recorded in Other, net. On April 7, 2015, the Hennepin County District Court of Minnesota ("district court") denied Seagate's motion for entry of judgment for an amount of additional interest owing on the arbitration award. On January 25, 2016, the Minnesota Court of Appeals reversed and remanded the district court's order regarding the unpaid interest. On January 27, 2016, the Company received a further payment from Western Digital in the amount of $33 million, which was the remaining balance of interest owed on the final award. This amount was recorded in Other, net in the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2016. On January 29, 2016, the parties filed a stipulation of dismissal with the district court, ending the litigation.

        Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al.—On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, "Magnetic Material Structures, Devices and Methods." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys' fees, and other relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at July 1, 2016 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2017	$27
2018	22
2019	16
2020	12
2021	9
Thereafter	82

$168

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $43 million, $50 million and $39 million for fiscal years 2016, 2015 and 2014, respectively. Total sublease rental income for fiscal years 2016, 2015 and 2014 was $3 million, $3 million and $2 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of July 1, 2016, total future lease income to be recognized for the Company's existing subleases is approximately $12 million.

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing and product development facilities and purchases of equipment approximated $110 million at July 1, 2016.

16. Guarantees

  Indemnifications to Officers and Directors

        On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"), then the parent company, entered into a new form of indemnification agreement (the "Revised Indemnification Agreement") with its officers and directors of Seagate-Cayman and its subsidiaries (each, an "Indemnitee"). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee's indemnification rights under Seagate-Cayman's Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys' fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Cayman's request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee's duty to

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee's conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

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

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its warranty obligation. Changes in the Company's product warranty liability during the fiscal years ended July 1, 2016, July 3, 2015 and June 27, 2014 were as follows:

	Fiscal Years Ended
(In millions)	July 1, 2016	July 3, 2015	June 27, 2014
Balance, beginning of period	$248	$273	$320
Warranties issued	125	147	177
Repairs and replacements	(152)	(187)	(228)
Changes in liability for pre-existing warranties, including expirations	(17)	7	1
Warranty liability assumed from acquisitions	2	8	3

Balance, end of period	$206	$248	$273

17. Related Party Transactions

        Samsung Electronics Co. Ltd. ("Samsung") In connection with the Company's acquisition of the Samsung HDD business, Samsung became a shareholder of the Company and appointed one of its executives to the Company's Board of Directors. On October 22, 2013, Samsung filed an amendment to its Schedule 13D indicating that it holds less than 5% of the Company's outstanding shares. Dr. Seh-Woong Jeong was appointed to our Board of Directors by Samsung and joined our Board of Directors on April 26, 2012. He retired from our Board of Directors on October 22, 2014 and ceased to be a related party. The Company recorded revenue of $216 million from sales to Samsung for fiscal year 2014. The Company made payments to Samsung in fiscal years 2014 of $318 million, related to purchases of components and services.

        Microsoft Corporation ("Microsoft") The Company's Chairman and Chief Executive Officer also served on the board of Microsoft until March 2014 upon his resignation and Microsoft ceased to be a related party. The Company recorded revenue of $208 million from sales to Microsoft for fiscal years 2014. The Company made payments to Microsoft in fiscal years 2014 of $1 million related to purchases of licensed software.

18. Subsequent Events

  July 2016 Restructuring Plan

        On July 11, 2016, the Company committed to an additional restructuring plan (the "July 2016 Plan") for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan, which the Company expects to be largely completed by the end of fiscal year 2017, is expected to result in total pretax charges of approximately $164 million in fiscal year 2017. These charges are expected to consist of cash expenditures of approximately $82 million of employee termination costs and $51 million of other exit costs, as well as other non-cash charges of approximately $31 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of July 1, 2016 and July 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at July 1, 2016 and July 3, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seagate Technology plc's internal control over financial reporting as of July 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 5, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
August 5, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited Seagate Technology public limited company (plc)'s internal control over financial reporting as of July 1, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Seagate Technology plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of July 1, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of July 1, 2016 and July 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 2016 and our report dated August 5, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
August 5, 2016

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

        For quarterly financial data see "Part II, Item 6. Selected Financial Data."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 1, 2016.

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

        Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 1, 2016. The effectiveness of our internal control over financial reporting as of July 1, 2016 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2016. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors)

Date: August 5, 2016

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, David H. Morton, Jr., and Regan J. MacPherson, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2016 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 5, 2016
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Executive Vice President, Finance and Chief Financial Officer (Principle Financial and Accounting Officer)	August 5, 2016
/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 5, 2016
/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 5, 2016

Signature	Title	Date

/s/ MEI-WEI CHENG (Mei-Wei Cheng)	Director	August 5, 2016
/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 5, 2016
/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 5, 2016
/s/ DAMBISA MOYO (Dr. Dambisa Moyo)	Director	August 5, 2016
/s/ KRISTEN M. ONKEN (Kristen M. Onken)	Director	August 5, 2016
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 5, 2016
/s/ STEPHANIE TILENIUS (Stephanie Tilenius)	Director	August 5, 2016
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 5, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010
3.1	Memorandum and Articles of Association of Seagate Technology plc, as amended and restated by Special Resolution dated October 30, 2013	8-K	001-31560	3.10	11/1/2013
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.20	8/20/2010
4.1	Specimen Ordinary Share Certificate	10-K	001-31560	4.10	8/20/2010
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.10	9/21/2006
4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.10	9/21/2006
4.4	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.20	3/3/2010
4.5	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/14/2010
4.6	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Bank of America Securities LLC	8-K	001-31560	4.30	5/14/2010
4.7	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.10	7/6/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/18/2011
4.9	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.10	5/18/2011
4.10	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.30	5/18/2011
4.11	Indenture dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	5/22/2013
4.12	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.10	5/22/2013
4.13	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	5/22/2013
4.14	Indenture dated as of November 5, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	11/5/2013
4.15	Form of 3.75% Senior Note due 2018	8-K	001-31560	4.10	11/5/2013
4.16	Registration Rights Agreement dated as of November 5, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	11/5/2013
4.17	Indenture dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	5/28/2014
4.18	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.10	5/28/2014
4.19	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	5/28/2014
4.20	Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee.	8-K	001-31560	4.10	12/2/2014
4.21	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.10	12/2/2014
4.22	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, the Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	12/2/2014
10.1+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.10	8/20/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.30	8/20/2010
10.3+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.60	8/20/2010
10.4+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.70	11/4/2009
10.5+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement(includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010
10.6+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010
10.7+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010
10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011
10.9+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan	8-K	001-31560	10.10	10/24/2014
10.10+	2012 Equity Incentive Plan Restricted Share Unit Agreement (outside directors)	10-K	001-31560	10.29	8/8/2013
10.11+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Executive Performance Unit Agreement	10-K	001-31560	10.37	8/8/2013
10.12+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Restricted Share Unit Agreement	10-K	001-31560	10.38	8/8/2013
10.13+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Option Agreement	10-K	001-31560	10.39	8/8/2013
10.14+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	10-K	001-31560	10.37	8/8/2014
10.15+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology PLC by Deed Poll on October 21, 2015	10-Q	001-31560	10.10	1/29/2016
10.16+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended	10-Q	001-13317	10.10	5/10/2012
10.17+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	5/5/2010
10.18+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.19+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20+		Third Amendment to Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.21+		Fourth Amendment to the Seagate Deferred Compensation Plan	10-Q	001-31560	10.40	1/30/2015
10.22+		Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.23+		2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.30	1/30/2015
10.24+		First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.10	10/30/2015
10.25+		Seagate Technology Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.10	11/1/2013
10.26+		Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.10	8/8/2014
10.27+		Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 30, 2013	10-K	001-31560	10.46	8/7/2013
10.28+		Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	2/10/2009
10.29+		Offer letter, dated as of July 30, 2014, by and between Seagate Technology and Philip Brace	8-K	001-31560	10.10	7/22/2015
10.30+		Memo Agreement with Albert A. "Rocky" Pimentel dated January 27, 2016	10-Q	001-31560	10.20	1/29/2016
10.31(a	)	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.31(b	)	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agents	8-K	001-31560	10.10	7/29/2010
10.32		Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010
10.33		Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.47	7/6/2010
10.34		Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, the Bank of Nova Scotia, as administrative agent, Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011
10.35		First Amendment, dated August 31, 2011, to the Credit Agreement, dated as of January 18, 2011					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	5/24/2013
10.37	Third Amendment, dated January 15, 2015, to the Credit Agreement, dated as of January 18, 2011	8-K	001-31560	10.10	1/16/2015
10.38	Fourth Amendment, dated April 28, 2016, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	4/29/2016
10.39	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/2/2011
10.40	Supplement no. 1 dated February 7, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/8/2012
10.41	Supplement no. 2 dated February 22, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/8/2012
10.42	Supplement no. 3 dated March 19, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/8/2012
10.43	First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.20	5/2/2013
10.44	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011
10.45	U.S. Pledge Agreement Dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011
10.46	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.47	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/8/2012
10.48	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/8/2012
10.49	Supplement No. 3, dated March 19 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/8/2012
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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