Form 10-Q
period 2016-09-30
Seagate Technology plc
filed 2016-10-28
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2016, 294,522,779 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2016	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,489	$1,125
Short-term investments	5	6
Accounts receivable, net	1,307	1,318
Inventories	914	868
Other current assets	213	216

Total current assets	3,928	3,533
Property, equipment and leasehold improvements, net	2,093	2,160
Goodwill	1,237	1,237
Other intangible assets, net	406	448
Deferred income taxes	615	616
Other assets, net	216	219

Total Assets	$8,495	$8,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,568	$1,517
Accrued employee compensation	216	184
Accrued warranty	111	104
Accrued expenses	713	444

Total current liabilities	2,608	2,249
Long-term accrued warranty	105	102
Long-term accrued income taxes	11	14
Other non-current liabilities	155	164
Long-term debt	4,092	4,091

Total Liabilities	6,971	6,620
Commitments and contingencies (See Notes 12 and 14)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,004	5,929
Accumulated other comprehensive loss	(24)	(25)
Accumulated deficit	(4,456)	(4,311)

Total Equity	1,524	1,593

Total Liabilities and Equity	$8,495	$8,213

The information as of July 1, 2016 was derived from the Company’s audited Consolidated Balance Sheet as of July 1, 2016.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 30, 2016	October 2, 2015
Revenue	$2,797	$2,925
Cost of revenue	1,996	2,236
Product development	315	328
Marketing and administrative	155	182
Amortization of intangibles	28	34
Restructuring and other, net	82	59

Total operating expenses	2,576	2,839

Income from operations	221	86
Interest income	1	1
Interest expense	(50)	(47)
Other, net	1	(9)

Other (expense) income, net	(48)	(55)

Income before income taxes	173	31
Provision for (benefit from) income taxes	6	(3)

Net income	$167	$34

Net income per share:
Basic	$0.56	$0.11
Diluted	0.55	0.11
Number of shares used in per share calculations:
Basic	299	302
Diluted	301	308
Cash dividends declared per ordinary share	$0.63	$0.54

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	September 30, 2016	October 2, 2015
Net income	$167	$34
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	(1)	(2)
Less: reclassification for amounts included in net income	1	1

Net change	—	(1)

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—
Less: reclassification for amounts included in net income	—	—

Net change	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	1
Less: reclassification for amounts included in net income	—	—

Net change	—	1

Foreign currency translation adjustments	1	—

Total other comprehensive income (loss), net of tax	1	—

Comprehensive income	$168	$34

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 30, 2016	October 2, 2015
OPERATING ACTIVITIES
Net income	$167	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	208
Share-based compensation	40	33
Deferred income taxes	1	—
Other non-cash operating activities, net	(7)	10
Changes in operating assets and liabilities:		0
Accounts receivable, net	12	213
Inventories	(46)	(105)
Accounts payable	101	426
Accrued employee compensation	32	(60)
Accrued expenses, income taxes and warranty	89	63
Other assets and liabilities	3	2

Net cash provided by operating activities	592	824

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(140)	(209)
Maturities of short-term investments	1	—

Net cash used in investing activities	(139)	(209)

FINANCING ACTIVITIES
Redemption and repurchase of debt	—	(15)
Taxes paid related to net share settlement of equity awards	(23)	(53)
Repurchases of ordinary shares	(101)	(983)
Dividends to shareholders	—	(163)
Proceeds from issuance of ordinary shares under employee stock plans	35	40
Other financing activities, net	—	(4)

Net cash used in financing activities	(89)	(1,178)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1)

Increase (decrease) in cash and cash equivalents	364	(564)
Cash and cash equivalents at the beginning of the period	1,125	2,479

Cash and cash equivalents at the end of the period	$1,489	$1,915

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2016

(In millions)

(Unaudited)

	Seagate Technology plc Ordinary Shareholders
	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 1, 2016	299	$—	$5,929	$(25)	$(4,311)	$1,593
Net income					167	167
Other comprehensive income				1		1
Issuance of ordinary shares under employee stock plans	4		35			35
Repurchases of ordinary shares	(3)				(101)	(101)
Tax withholding related to vesting of restricted stock units	(1)				(23)	(23)
Dividends to shareholders					(188)	(188)
Share-based compensation			40	—		40

Balance at September 30, 2016	299	$—	$6,004	$(24)	$(4,456)	$1,524

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company”) is a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives (“SSHD”), solid state drives (“SSD”), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, and high performance computing (“HPC”) solutions.

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

The Company’s products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

The Company’s Cloud Systems and Solutions builds on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. Our portfolio includes HPC storage solutions, modular original equipment manufacturers (“OEM”) storage systems and scale-out storage systems.

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

The Company’s Consolidated Financial Statements for the fiscal year ended July 1, 2016, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 5, 2016. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its Consolidated Financial Statements as of July 1, 2016, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 30, 2016, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 30, 2017. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three months ended September 30, 2016 and the three months ended October 2, 2015 consisted of 13 weeks. Fiscal year 2017 will be comprised of 52 weeks and will end on June 30, 2017. The fiscal quarters ended September 30, 2016, July 1, 2016, and October 2, 2015, are also referred to herein as the “September 2016 quarter”, the “June 2016 quarter”, and the “September 2015 quarter”, respectively.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016, as filed with the SEC on August 5, 2016 for a discussion of the Company’s other significant accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). The Company is in the process of assessing the impact, if any, on its condensed consolidated financial statements and plans to adopt the modified retrospective transition approach.

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 (ASC Topic 230), Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU are intended to clarify how certain cash receipts and cash payment are presented and classified in the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to

Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 became effective and was adopted by the Company in the September 2016 quarter on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt by 38 million and 39 million, within the Condensed Consolidated Balance Sheet as of September 30, 2016 and the Consolidated Balance Sheet as of July 1, 2016, respectively. ASU 2015-15 became effective and was adopted by the Company in the September 2016 quarter on a prospective basis with no material impact on the Company’s condensed consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. This ASU became effective and was adopted by the Company in the September 2016 quarter on a prospective basis with no material impact on the Company’s condensed consolidated financial statements and disclosures.

2.	Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of September 30, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Money market funds	$534	$—	$534
Certificates of deposit	550	—	550
Corporate bonds	5	—	5

Total	$1,089	$—	$1,089

Included in Cash and cash equivalents			$1,078
Included in Short-term investments			5
Included in Other current assets			6

Total			$1,089

As of September 30, 2016, the Company’s Other current assets included $6 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of September 30, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of September 30, 2016.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at September 30, 2016, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,089	$1,089
Due in 1 to 5 years	—	—
Thereafter	—	—

Total	$1,089	$1,089

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Money market funds	$318	$—	$318
Certificates of deposit	444	—	444
Corporate bonds	6	—	6

Total	$768	$—	$768

Included in Cash and cash equivalents			$755
Included in Short-term investments			6
Included in Other current assets			7

Total			$768

As of July 1, 2016, the Company’s Other current assets included $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of July 1, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2016.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	September 30, 2016	July 1, 2016
Raw materials and components	$287	$307
Work-in-process	279	297
Finished goods	348	264

	$914	$868

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	September 30, 2016	July 1, 2016
Property, equipment and leasehold improvements	$9,898	$9,884
Accumulated depreciation and amortization	(7,805)	(7,724)

	$2,093	$2,160

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(1)	—	—	1	—
Amounts reclassified from AOCI	1	—	—	—	1

Other comprehensive income (loss)	—	—	—	1	1

Balance at September 30, 2016	$(1)	$—	$(7)	$(16)	$(24)

Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(2)	—	1	—	(1)
Amounts reclassified from AOCI	1	—	—	—	1

Other comprehensive income (loss)	(1)	—	1	—	—

Balance at October 2, 2015	$—	$—	$(14)	$(16)	$(30)

(a)	The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of September 30, 2016 and expects to be in compliance for the next 12 months.

As of September 30, 2016, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

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

At September 30, 2016, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2017	$—
2018	—
2019	800
2020	—
2021	—
Thereafter	3,333

$4,133

4.	Income Taxes

The Company’s income tax provision of $6 million in the three months ended September 30, 2016 included approximately $5 million of net discrete tax benefits, primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation and prior year tax adjustments.

The Company’s income tax provision recorded for the three months ended September 30, 2016 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the three months ended September 30, 2016, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $2 million to $68 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 million at September 30, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning October 1, 2016, the Company expects that its unrecognized tax benefits could be reduced by approximately $11 million, primarily as a result of the expiration of certain statutes of limitation.

The Company’s income tax benefit of $3 million in the three months ended October 2, 2015 included approximately $4 million of net discrete tax benefits, primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

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

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2016, are as follows:

(Dollars in millions)	Amount
Balance at July 1, 2016	$1,237
Goodwill acquired	—
Foreign currency translation effect	—

Balance at September 30, 2016	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships, in-process research and development (“IPR&D”) and trade names acquired in business combinations. With the exception of IPR&D, acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations. IPR&D has been determined to have an indefinite useful life and is not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. If the carrying amount of IPR&D exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges recognized for IPR&D. Upon completion of the IPR&D, the related assets will be accounted for as a finite-lived intangible asset, and will be amortized over its useful life.

The carrying value of other intangible assets subject to amortization as of September 30, 2016, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$297	$(95)	$202	4.0 years
Customer relationships	510	(351)	159	3.1 years
Trade name	29	(16)	13	2.4 years
Other intangible assets	29	(11)	18	3.1 years

Total amortizable other intangible assets	$865	$(473)	$392	3.5 years

The carrying value of IPR&D not subject to amortization was $14 million as of September 30, 2016.

The carrying value of other intangible assets subject to amortization as of July 1, 2016 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$297	$(79)	$218	4.1 years
Customer relationships	510	(328)	182	3.2 years
Trade name	29	(14)	15	2.6 years
Other intangible assets	29	(10)	19	3.2 years

Total amortizable other intangible assets	$865	$(431)	$434	3.6 years

The carrying value of IPR&D not subject to amortization was 14 million on July 1, 2016.

The amortization expense of other intangible assets was $42 million and $41 million for the three months ended September 30, 2016 and October 2, 2015, respectively. As of September 30, 2016, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2017	$124
2018	106
2019	68
2020	50
2021	23
Thereafter	21

$392

7.	Restructuring and Exit Costs

For the three months ended September 30, 2016, the Company recorded restructuring charges of approximately 82 million, comprised primarily of charges related to employee termination costs and facility exit costs associated with restructuring of its workforce during the fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

July 2016 Plan - On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan, is expected to be largely completed by the end of fiscal year 2017. For the three months ended September 30, 2016, the Company recorded total restructuring charges of approximately $73 million related to the July 2016 Plan, comprised of approximately $72 million for employee termination costs and $1 million facility exit costs, respectively. For the three months ended September 30, 2016, the Company made cash payments of $4 million, comprised primarily of $3 million for employee termination costs and $1 million for facility exit costs related to the July 2016 Plan.

June 2016 Plan - On June 27, 2016, the Company committed to a restructuring plan (the “June 2016 Plan”) as part of the Company’s efforts to reduce its cost structure to align with the current macroeconomic conditions. The June 2016 Plan included reducing worldwide headcount by approximately 1,600 employees. The June 2016 Plan was largely completed by the fiscal quarter ended September 30, 2016. The Company did not record any material restructuring charges related to the June 2016 Plan for the three months ended September 30, 2016. For the three months ended September 30, 2016, the Company made cash payments of $35 million comprised primarily of employee termination costs related to the June 2016 Plan.

February 2016 Plan - On February 15, 2016, the Company committed to a restructuring plan (the “February 2016 Plan”) intended to align its manufacturing footprint with current macroeconomic conditions. The February 2016 Plan included reducing worldwide headcount by approximately 2,000 employees. The February 2016 Plan was largely completed by the fiscal quarter ended April 1, 2016. For the three months ended September 30, 2016, the Company recorded total restructuring charges and made cash payments of $1 million related to the February 2016 Plan, comprised of facility exit costs.

September 2015 Plan - On September 4, 2015, the Company committed to a restructuring plan (the “September 2015 Plan”) intended to realign its cost structure with the current macroeconomic business environment. The September 2015 Plan included reducing worldwide headcount by approximately 1,000 employees. The September 2015 Plan was largely completed by the fiscal quarter ended January 1, 2016. For the three months ended September 30, 2016, the Company recorded total restructuring charges of approximately $2 million and made cash payments of approximately $1 million related to the September 2015 Plan, comprised primarily of facility exit costs.

Other Restructuring and Exit Costs - For the three months ended September 30, 2016, the Company recorded restructuring charges of approximately $6 million, and made cash payments of $1 million, respectively, related to other restructuring plans.

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amounts of net unrealized loss on cash flow hedges were $2 million and $2 million, respectively as of September 30, 2016 and July 1, 2016.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 30, 2016. As of September 30, 2016, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 30, 2016 and July 1, 2016:

	As of September 30, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$46	$10

	As of July 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$47	$10

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”).

In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of September 30, 2016, the notional investments underlying the TRS amounted to $99 million. The original contract term of the TRS was through January 2016, and was settled on a monthly basis, therefore limiting counterparty performance risk. The Company renewed the contract term through January 2017 under materially the same terms. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of September 30, 2016 and July 1, 2016:

	As of September 30, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$—		$(3)

	As of July 1, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	3	Accrued expenses	—

Total derivatives		$3		$(3)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 30, 2016:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)

Foreign currency forward exchange contracts	$(1)	Cost of revenue	$(1)	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(1)
Total return swap	Operating expenses	3

(a)	The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2016, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of September 30, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$532	$—	$—	$532
Certificates of deposit	—	546	—	546
Corporate bonds	—	5	—	5

Total cash equivalents and short-term investments	532	551	—	1,083

Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	4	—	4
Derivative assets	—	—	—	—

Total assets	$534	$555	$—	$1,089

Liabilities:
Derivative liabilities	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$532	$546	$—	$1,078
Short-term investments	—	5	—	5
Other current assets	2	4	—	6

Total assets	$534	$555	$—	$1,089

Liabilities:
Accrued expenses	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 30, 2016, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of September 30, 2016 and July 1, 2016, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at September 30, 2016 and July 1, 2016 totaled $114 million and $113 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

For the three months ended October 2, 2015, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $10 million in order to write down the carrying amount of the investments to zero. This amount was recorded in Other, net in the Condensed Consolidated Statement of Operations. The Company did not record any impairment charges in the three months ended September 30, 2016.

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

	September 30, 2016		July 1, 2016
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$823	$800	$804
7.00% Senior Notes due November 2021	158	163	158	164
4.75% Senior Notes due June 2023	990	975	990	857
4.75% Senior Notes due January 2025	995	951	995	795
4.875% Senior Notes due June 2027	698	626	698	514
5.75% Senior Notes due December 2034	489	410	489	357

	$4,130	$3,948	$4,130	$3,491
Less: debt issuance costs	(38)	—	(39)	—

Long-term debt, net of debt issuance costs	$4,092	$3,948	$4,091	$3,491
Less: short-term borrowings and current portion of long-term debt	—	—	—	—

Long-term debt, less current portion	$4,092	$3,948	$4,091	$3,491

10.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 298,607,364 shares were outstanding as of September 30, 2016, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 30, 2016.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of September 30, 2016, $1.6 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the three months ended September 30, 2016:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of Ordinary Shares	3	$101
Tax Withholding Related to Vesting of Equity Awards	1	23

Total	4	$124

11.	Share-based Compensation

The Company recorded approximately $40 million and $33 million share-based compensation expense during the three months ended September 30, 2016 and October 2, 2015, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 30, 2016 and October 2, 2015 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015
Balance, beginning of period	$206	$248
Warranties issued	31	33
Repairs and replacements	(30)	(41)
Changes in liability for pre-existing warranties, including expirations	9	(15)

Balance, end of period	$216	$225

13.	Earnings Per Share

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

	For the Three Months Ended
(In millions, except per share data)	September 30, 2016	October 2, 2015
Numerator:
Net income	$167	$34

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	299	302
Weighted-average effect of dilutive securities:
Employee equity award plans	2	6

Total shares for purpose of calculating diluted net income per share	301	308

Net income per share:
Basic	$0.56	$0.11
Diluted	$0.55	$0.11

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income (loss) were 3 million for the three months ended September 30, 2016 and immaterial for the three months ended October 2, 2015.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent No. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims. In the complaint, the plaintiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe U.S. Patent No. 6,314,473 (the “‘473 patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

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

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the “‘995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova has appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. A hearing before the court of appeals has not yet been scheduled. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al.—On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended September 30, 2016, July 1, 2016 and October 2, 2015, referred to herein as the “September 2016 quarter,” the “June 2016 quarter,” and the “September 2015 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2016, June 2016, and September 2015 quarters were 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, and estimates of industry growth for the fiscal quarter ending December 30, 2016 and the fiscal year ending June 30, 2017 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, the impact of the variable demand and adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings in connection with restructuring plans; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; unexpected advances in competing technologies; the development and introduction of products based on new technologies and expansion into new data storage markets; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; currency fluctuations that may impact the Company’s margins and international sales; cyber-attacks or other data breaches that disrupt its operations or results in the dissemination of proprietary or confidential information; and fluctuations in interest rates. We also encourage you to read our Annual Report on Form 10-K for the fiscal year ended July 1, 2016, which contains information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements herein. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the September 2016 quarter. Highlights of events in the September 2016 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the September 2016 quarter to the June 2016 quarter and the September 2015 quarter.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives (“SSHD”) and solid state drives (“SSD”) in our Enterprise market portfolio. Our storage technology portfolio also includes storage subsystems, and high performance computing (“HPC”) solutions.

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

Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, personal data backup systems, surveillance systems, digital video recorders (“DVRs”) and gaming consoles.

Our Cloud Systems and Solutions build on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. Our portfolio includes HPC storage solutions, modular original equipment manufacturers (“OEM”) storage systems and scale-out storage systems.

Overview of the September 2016 Quarter

During the September 2016 quarter, we shipped 39 million drive units totaling 67 exabytes of storage capacity, generating revenue of approximately $2.8 billion and gross margin of 29%. Our operating cash flow was $592 million. We paid $101 million for repurchases of ordinary shares.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	September 30, 2016	July 1, 2016	October 2, 2015
Revenue	$2,797	$2,654	$2,925
Cost of revenue	1,996	1,992	2,236

Gross margin	801	662	689
Product development	315	307	328
Marketing and administrative	155	143	182
Amortization of intangibles	28	29	34
Restructuring and other, net	82	80	59

Income from operations	221	103	86
Other expense (income), net	(48)	(49)	(55)

Income before income taxes	173	54	31
Provision for (benefit from) income taxes	6	(16)	(3)

Net income	$167	$70	$34

	For the Three Months Ended
	September 30, 2016	July 1, 2016	October 2, 2015
Revenue	100%	100%	100%
Cost of revenue	71	75	76

Gross margin	29	25	24
Product development	11	12	11
Marketing and administrative	6	5	7
Amortization of intangibles	1	1	1
Restructuring and other, net	3	3	2

Income from operations	8	4	3
Other (expense) income, net	(2)	(2)	(2)

Income before income taxes	6	2	1
Provision for (benefit from) income taxes	—	(1)	—

Net income	6%	3%	1%

Revenue

The following table summarizes information regarding average drive selling prices (“ASPs”), drive volume unit shipments, exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages, exabytes and ASPs)	September 30, 2016	July 1, 2016	October 2, 2015
Unit Shipments (1):
Enterprise	9	9	8
Client Compute	16	16	24
Client Non-Compute	14	12	15

Total Units Shipped	39	37	47
ASPs (per unit)	$67	$67	$58
Exabytes Shipped	67	62	56
Revenues by Channel (%)
OEMs	71%	71%	70%
Distributors	17%	16%	18%
Retailers	12%	13%	12%
Revenues by Geography (%)
Americas	34%	33%	28%
EMEA	15%	16%	17%
Asia Pacific	51%	51%	55%

(1)	For the periods presented, gaming units in Client Compute have been reclassified to Client Non-Compute to better align with current market trends.

Revenue in the September 2016 quarter increased by $143 million from the June 2016 quarter as a result of favorable product mix and an increase in unit shipments driven primarily by better demand for the Company’s high capacity enterprise HDD product portfolio. Compared to the September 2015 quarter, revenue decreased by $128 million as a result of a decrease in unit shipments and price erosion, partially offset by improved product mix.

We maintain various sales programs such as channel rebates and price masking. Price masking rebates are primarily a function of OEM enterprise revenue and contributed to a higher proportion of the sales programs as a percentage of revenue in the September 2016 quarter. Sales programs were at the low range of its historical range at 10%, 11% and 13% of gross drive revenue for the September 2016 quarter, June 2016 quarter and September 2015 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1.0% of quarterly gross revenue in the September 2016 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 30, 2016	July 1, 2016	October 2, 2015
Cost of revenue	$1,996	$1,992	$2,236
Gross margin	801	662	689
Gross margin percentage	29%	25%	24%

Gross margin as a percentage of revenue for the September 2016 quarter increased by approximately 400 basis points compared to the June 2016 quarter driven by favorable product mix and improved utilization of factories resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities.

Compared to the September 2015 quarter, gross margin in the September 2016 quarter increased by approximately 500 basis points, as a result of favorable product mix and improved utilization of factories resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities, partially offset by price erosion.

In the September 2016 quarter, total warranty cost was in the historical range of 1% to 5% of revenue and included an unfavorable change in estimates of prior warranty accruals of less than 0.5% of revenue. Warranty cost related to new unit shipments was 1.1% of revenue for each of the September 2016, June 2016 and September 2015 quarters, respectively.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 30, 2016	July 1, 2016	October 2, 2015
Product development	$315	$307	$328
Marketing and administrative	155	143	182
Amortization of intangibles	28	29	34
Restructuring and other, net	82	80	59

Operating expenses	$580	$559	$603

Product development expense. Product development expense for the September 2016 quarter increased by $8 million from the June 2016 quarter due to a $19 million increase in variable compensation and share-based compensation driven by better financial performance, partially offset by a $7 million decrease in salaries as a result of the restructuring of our workforce in the June 2016 and September 2016 quarters, and increased operational efficiencies in our business. Compared to the September 2015 quarter, product development expense decreased by $13 million due to a $24 million decrease in salaries and other employee benefits as a result of our ongoing restructuring actions to reduce our global workforce. The decrease was partially offset by a $22 million increase in variable compensation in the September 2016 quarter with the remainder of the decrease due to increased operational efficiencies in our business.

Marketing and administrative expense. Marketing and administrative expense for the September 2016 quarter increased by $12 million from the June 2016 quarter mainly due to a $17 million increase in variable compensation and share-based compensation driven by better financial performance, partially offset by a $10 million decrease in salaries and other employee benefits as a result of the restructuring of our workforce in the June 2016 and September 2016 quarters. Compared to the September 2015 quarter, marketing and administrative expense decreased by $27 million due to a $25 million decrease in salaries and other employee benefits as a result of our ongoing restructuring actions to reduce global workforce, a $6 million reduction in advertising and marketing expenses in the September 2016 quarter. The decrease was partially offset by a $13 million increase in variable compensation and share-based compensation driven by better financial performance in the September 2016 quarter, with the remainder of the decrease due to increased operational efficiencies in our business.

Amortization of intangibles. Amortization of intangibles for the September 2016 quarter remained flat from June 2016 quarter. Compared to the September 2015 quarter, amortization of intangibles decreased by $6 million, due to certain intangible assets reaching the end of their useful life, partially offset by the intangibles acquired in the acquisition of Dot Hill during the quarter ended January 1, 2016.

Restructuring and other, net. Restructuring and other, net for the September 2016, June 2016 and September 2015 quarters was comprised primarily of restructuring charges to reduce our global workforce by approximately 6,500, 1,600 and 1,000 employees in each of those quarters, respectively, as we continue to consolidate our global footprint across Asia, EMEA and the Americas. See “Part I, Item 1. Financial Statements-Note 7. Restructuring and Exit Costs” for more details.

Other (Expense) Income, Net

	For the Three Months Ended
(Dollars in millions)	September 30, 2016	July 1, 2016	October 2, 2015
Other (expense) income, net	$(48)	$(49)	$(55)

Other (expense) income, net remained flat from the June 2016 quarter. Compared to the September 2015 quarter, other (expense) income, net decreased by $7 million due to a $10 million loss related to the impairment of a strategic investment in the September 2015 quarter, partially offset by a higher interest expense capitalization in the September 2015 quarter.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	September 30, 2016	July 1, 2016	October 2, 2015
Provision for (benefit from) income taxes	$6	$(16)	$(3)

Our income tax provision of $6 million for the September 2016 quarter included approximately $5 million of net discrete tax benefits, primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation and prior year tax adjustments.

Our income tax provision recorded for the September 2016 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the three months ended September 30, 2016, our unrecognized tax benefits excluding interest and penalties decreased by approximately $2 million to $68 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 million at September 30, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning October 1, 2016, we expect that our unrecognized tax benefits could be reduced by approximately $11 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax benefit recorded for the September 2015 quarter included approximately $4 million of net discrete tax benefits, primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, and certificates of deposits. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months unimpeded by any restrictive regulations. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of September 30, 2016.

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	September 30, 2016	July 1, 2016	Change
Cash and cash equivalents	$1,489	$1,125	$364
Short-term investments	5	6	(1)

Total	$1,494	$1,131	$363

Our cash and cash equivalents and short-term investments increased from July 1, 2016 as a result of an increase in net cash provided by operating activities, partially offset by net cash outflows for repurchase of our ordinary shares.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended September 30, 2016 of $592 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•	an increase of $101 million in accounts payable, primarily due to the timing of payments on material purchases and an increase in units built

Cash Used in Investing Activities

Cash used for investing activities for the three months ended September 30, 2016 was $139 million and primarily attributable to the following activities:

•	$140 million used to acquire property, equipment and leasehold improvements

Cash Used in Financing Activities

Cash used in financing activities of $89 million for the three months ended September 30, 2016 was primarily attributable to the following activities:

•	$101 million paid to repurchase ordinary shares; and

•	$23 million paid for taxes related to net share settlement of equity awards; offset by

•	$35 million in proceeds from issuance of ordinary shares under employee stock plans

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of September 30, 2016 consisted of: (1) approximately $1.5 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of September 30, 2016, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. We were in compliance with the modified covenants as of September 30, 2016 and expect to be in compliance for the next 12 months.

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

For fiscal year 2017, we expect capital expenditures to be less than 5% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

Dividends declared in the September 2016 quarter of $188 million were subsequently paid on October 5, 2016. The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on October 19, 2016, which is payable on January 4, 2017 to shareholders of record at the close of business on December 21, 2016.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of September 30, 2016, $1.6 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Since our fiscal year ended July 1, 2016, there have been no material changes in our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2016, as filed with the SEC on August 5, 2016, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, equity, and bond markets. A portion of these risks are hedged, but fluctuations could impact our results of operations, financial position and cash flows. Additionally, we have exposure to downgrades in the credit ratings of our counterparties as well as exposure related to our credit rating changes.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2016, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of September 30, 2016. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of September 30, 2016.

Fiscal Years Ended

(Dollars in millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at September 30, 2016
Assets
Cash equivalents:
Fixed rate	$1,084	$—	$—	$—	$—	$—	$1,084	$1,084
Average interest rate	0.48%						0.48%
Short-term investments:
Fixed rate	$5	$—	$—	$—	$—	$—	$5	$5
Average interest rate	12.28%						12.28%

Total fixed income	$1,089	$—	$—	$—	$—	$—	$1,089	$1,089
Average interest rate	0.54%						0.54%
Debt
Fixed rate	$—	$—	$800	$—	$—	$3,333	$4,133	$3,948
Average interest rate			3.75%			5.03%	4.78%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. As this time, we have not identified any material exposure associated with the changes as a result of the British vote to exit the European Union.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended September 30, 2016.

The table below provides information as of September 30, 2016 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound Sterling	$56	$1.38	$(3)

Total	$56		$(3)

(1)	Equivalent to the unrealized net (loss) gain on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of September 30, 2016, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 8. Derivative Financial Instruments” of this Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016. During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 14. Legal, Environmental and Other Contingencies” of this Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 1, 2016. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

As of September 30, 2016, $1.6 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended September 30, 2016:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 2, 2016 through July 29, 2016	—	$27.35	—	$1,757
July 30, 2016 through September 2, 2016	—	33.32	—	1,756
September 3, 2016 through September 30, 2016	4(a)	34.12	4	1,634

Total	4	$34.11	4	$1,634

(a)	Includes 1 million shares of statutory tax withholdings related to vesting of equity awards in the fiscal quarter ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately following the signature page to this Report for a list of exhibits to this Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: October 28, 2016	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)

DATE: October 28, 2016	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Constitution of Seagate Technology Public Limited Company, as amended and restated by Special Resolution dated October 19, 2016, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 24, 2016 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

31.1+	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.