Form 10-Q
period 2016-12-30
Seagate Technology plc
filed 2017-01-26
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2016

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

As of January 23, 2017, 295,176,874 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 30, 2016	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,716	$1,125
Short-term investments	—	6
Accounts receivable, net	1,211	1,318
Inventories	1,008	868
Other current assets	205	216

Total current assets	4,140	3,533
Property, equipment and leasehold improvements, net	2,012	2,160
Goodwill	1,237	1,237
Other intangible assets, net	364	448
Deferred income taxes	614	616
Other assets, net	194	219

Total Assets	$8,561	$8,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,631	$1,517
Accrued employee compensation	254	184
Accrued warranty	114	104
Accrued expenses	682	444

Total current liabilities	2,681	2,249
Long-term accrued warranty	108	102
Long-term accrued income taxes	13	14
Other non-current liabilities	143	164
Long-term debt	4,093	4,091

Total Liabilities	7,038	6,620
Commitments and contingencies (See Notes 12 and 14)

Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,049	5,929
Accumulated other comprehensive loss	(33)	(25)
Accumulated deficit	(4,493)	(4,311)

Total Equity	1,523	1,593

Total Liabilities and Equity	$8,561	$8,213

The information as of July 1, 2016 was derived from the Company’s audited Consolidated Balance Sheet as of July 1, 2016.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Revenue	$2,894	$2,986	$5,691	$5,911
Cost of revenue	2,003	2,245	3,999	4,482
Product development	305	304	620	632
Marketing and administrative	155	160	308	341
Amortization of intangibles	28	31	57	65
Restructuring and other, net	33	17	115	76

Total operating expenses	2,524	2,757	5,099	5,596

Income from operations	370	229	592	315
Interest income	1	1	2	2
Interest expense	(50)	(48)	(100)	(95)
Other, net	(11)	(2)	(11)	(11)

Other expense, net	(60)	(49)	(109)	(104)

Income before income taxes	310	180	483	211
Provision for income taxes	13	15	19	13

Net income	$297	$165	$464	$198

Net income per share:
Basic	$1.00	$0.55	$1.56	$0.66
Diluted	1.00	0.55	1.55	0.65
Number of shares used in per share calculations:
Basic	296	299	297	301
Diluted	298	301	299	304
Cash dividends declared per ordinary share	$0.63	$0.63	$1.26	$1.17

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net income	$297	$165	$464	$198
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	(2)	—	(3)	(2)
Less: reclassification for amounts included in net income	—	1	1	2

Net change	(2)	1	(2)	—

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	1
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	1

Foreign currency translation adjustments	(7)	(3)	(6)	(3)

Total other comprehensive income (loss), net of tax	(9)	(2)	(8)	(2)

Comprehensive income	$288	$163	$456	$196

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 30, 2016	January 1, 2016
OPERATING ACTIVITIES
Net income	$464	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	417
Share-based compensation	73	65
Impairment of long-lived assets	9	—
Deferred income taxes	3	—
Other non-cash operating activities, net	18	11
Changes in operating assets and liabilities:
Accounts receivable, net	110	384
Inventories	(140)	(32)
Accounts payable	170	257
Accrued employee compensation	70	(87)
Accrued expenses, income taxes and warranty	69	(5)
Other assets and liabilities	10	(2)

Net cash provided by operating activities	1,247	1,206

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(235)	(346)
Proceeds from the sale of property and equipment	(1)	—
Maturities of short-term investments	6	—
Cash used in acquisition of business, net of cash acquired	—	(634)
Other investing activities, net	(4)	—

Net cash used in investing activities	(234)	(980)

FINANCING ACTIVITIES
Redemption and repurchase of debt	—	(15)
Taxes paid related to net share settlement of equity awards	(24)	(54)
Repurchases of ordinary shares	(248)	(1,061)
Dividends to shareholders	(188)	(351)
Proceeds from issuance of ordinary shares under employee stock plans	47	41
Other financing activities, net	—	(4)

Net cash used in financing activities	(413)	(1,444)

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(12)	(3)

Increase (decrease) in cash, cash equivalents, and restricted cash	588	(1,221)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,132	2,486

Cash, cash equivalents, and restricted cash at the end of the period	$1,720	$1,265

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 30, 2016

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 1, 2016	299	$—	$5,929	$(25)	$(4,311)	$1,593
Net income					464	464
Other comprehensive loss				(8)		(8)
Issuance of ordinary shares under employee stock plans	4		47			47
Repurchases of ordinary shares	(7)				(248)	(248)
Tax withholding related to vesting of restricted stock units	(1)				(24)	(24)
Dividends to shareholders					(374)	(374)
Share-based compensation			73			73

Balance at December 30, 2016	295	$—	$6,049	$(33)	$(4,493)	$1,523

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company” or “Seagate”) is a leading provider of electronic data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, it produces a broad range of electronic data storage products including solid state hybrid drives (“SSHD”), solid state drives (“SSD”), PCIe cards and SATA controllers. Its storage technology portfolio also includes storage subsystems, and high performance computing (“HPC”) solutions.

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

The Company’s Cloud Systems and Solutions product portfolio builds on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. This product portfolio includes HPC storage solutions, modular original equipment manufacturers (“OEM”) storage systems and scale-out storage systems.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature. Certain prior period amounts reported in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

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

The results of operations for the three and six months ended December 30, 2016, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 30, 2017. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three and six months ended December 30, 2016 and the three and six months ended January 1, 2016 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2017 will be comprised of 52 weeks and will end on June 30, 2017. The fiscal quarters ended December 30, 2016, September 30, 2016, and January 1, 2016, are also referred to herein as the “December 2016 quarter”, the “September 2016 quarter”, and the “December 2015 quarter”, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted for annual periods beginning after December 15, 2016, which is first quarter of fiscal 2018 for the Company. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). The Company is in the process of assessing the impact, if any, on its condensed consolidated financial statements and plans to adopt the modified retrospective transition approach.

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is in the process of assessing the impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 (ASC Topic 230), Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU are intended to clarify how certain cash receipts and cash payment are presented and classified in the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 (ASC Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 became effective and was adopted by the Company in the September 2016 quarter on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt by $39 million, within the Consolidated Balance Sheet as of July 1, 2016. ASU 2015-15 became effective and was adopted by the Company in the September 2016 quarter on a prospective basis with no material impact on the Company’s condensed consolidated financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18 (ASC Topic 230), Statement of Cash Flows: Restricted Cash. The amendments in this update provide guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. The Company elected to adopt this ASU in the December 2016 quarter on a retrospective basis with no material impact on the Company’s condensed consolidated financial statements and disclosures. The Company classifies restricted cash within Other current assets in the condensed consolidated balance sheets.

2.	Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of December 30, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$816	$—	$816
Certificates of deposit	3	—	3

Total	$819	$—	$819

Included in Cash and cash equivalents			$815
Included in Other current assets			4

Total			$819

As of December 30, 2016, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of December 30, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of December 30, 2016.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at December 30, 2016, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$819	$819
Due in 1 to 5 years	—	—
Thereafter	—	—

Total	$819	$819

In the current quarter, the company reclassified demand deposits from certificates of deposit and money market funds to cash. The corresponding prior period amounts were reclassified to conform to the current period’s presentation. This reclassification did not result in any change to the cash and cash equivalents balance as reported in the Condensed Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$232	$—	$232
Certificates of deposit	5	—	5
Corporate bonds	6	—	6

Total	$243	$—	$243

Included in Cash and cash equivalents			$230
Included in Short-term investments			6
Included in Other current assets			7

Total			$243

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	December 30, 2016	July 1, 2016	January 1, 2016	July 3, 2015
Cash and cash equivalents	$1,716	$1,125	$1,258	$2,479
Restricted cash included in Other current assets	4	7	7	7

Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$1,720	$1,132	$1,265	$2,486

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	December 30, 2016	July 1, 2016
Raw materials and components	$312	$307
Work-in-process	362	297
Finished goods	334	264

	$1,008	$868

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	December 30, 2016	July 1, 2016
Property, equipment and leasehold improvements	$9,799	$9,884
Accumulated depreciation and amortization	(7,787)	(7,724)

	$2,012	$2,160

Accrued expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	December 30, 2016	July 1, 2016
Dividends payable	$186	$—
Other accrued expenses	496	444

Total	$682	$444

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(6)	(9)
Amounts reclassified from AOCI	1	—	—	—	1

Other comprehensive income (loss)	(2)	—	—	(6)	(8)

Balance at December 30, 2016	$(3)	$—	$(7)	$(23)	$(33)

Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(2)	—	1	(3)	(4)
Amounts reclassified from AOCI	2	—	—	—	2

Other comprehensive income (loss)	—	—	1	(3)	(2)

Balance at January 1, 2016	$1	$—	$(14)	$(19)	$(32)

(a)	The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of December 30, 2016 and expects to be in compliance for the next 12 months.

As of December 30, 2016, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

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

At December 30, 2016, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2017	$—
2018	—
2019	800
2020	—
2021	—
Thereafter	3,333

Total	$4,133

4.	Income Taxes

The Company recorded an income tax provision of $13 million and $19 million in the three and six months ended December 30, 2016. The income tax provision for the three and six months ended December 30, 2016 included less than $1 million of net discrete tax expense and approximately $4 million of net discrete tax benefits, respectively. These discrete items are primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation and prior year tax adjustments.

The Company’s income tax provision recorded for the three and six months ended December 30, 2016 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the six months ended December 30, 2016, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $66 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $66 million at December 30, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning December 31, 2016, the Company expects that its unrecognized tax benefits could be reduced by approximately $12 million, primarily as a result of the expiration of certain statutes of limitation.

The Company recorded an income tax provision of $15 million and $13 million in the three and six months ended January 1, 2016. The income tax provision for the six months ended January 1, 2016 included approximately $3 million of net discrete tax benefits, primarily for the release of tax reserves due to the expiration of certain statutes of limitation.

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

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 30, 2016, are as follows:

(Dollars in millions)	Amount
Balance at July 1, 2016	$1,237
Goodwill acquired	—
Foreign currency translation effect	—

Balance at December 30, 2016	$1,237

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

The carrying value of other intangible assets subject to amortization as of December 30, 2016, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$297	$(111)	$186	3.8 years
Customer relationships	510	(373)	137	3.1 years
Trade name	29	(18)	11	2.3 years
Other intangible assets	29	(13)	16	3.0 years

Total amortizable other intangible assets	$865	$(515)	$350	3.4 years

The carrying value of IPR&D not subject to amortization was $14 million as of December 30, 2016.

The carrying value of other intangible assets subject to amortization as of July 1, 2016 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$297	$(79)	$218	4.1 years
Customer relationships	510	(328)	182	3.2 years
Trade name	29	(14)	15	2.6 years
Other intangible assets	29	(10)	19	3.2 years

Total amortizable other intangible assets	$865	$(431)	$434	3.6 years

The carrying value of IPR&D not subject to amortization was $14 million on July 1, 2016.

For the three and six months ended December 30, 2016, the amortization expense of other intangible assets was $42 million and $84 million, respectively. For the three and six months ended January 1, 2016, the amortization expense of other intangible assets was $46 million and $87 million, respectively. As of December 30, 2016, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2017	$82
2018	106
2019	68
2020	50
2021	23
Thereafter	21

Total	$350

7.	Restructuring and Exit Costs

For the three and six months ended December 30, 2016, the Company recorded restructuring charges of approximately $33 million and $115 million, respectively, comprised primarily of charges related to workforce reduction costs and facility exit costs associated with the restructuring of its workforce during the fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

July 2016 Plan - On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan, is expected to be largely completed by the end of fiscal year 2017. For the three months ended December 30, 2016, the Company recorded total restructuring charges of approximately $9 million related to the July 2016 Plan, comprised of approximately $3 million of workforce reduction costs, $3 million of facility exit costs and $3 million of foreign currency remeasurement charges. For the six months ended December 30, 2016, the Company recorded total restructuring charges of approximately $82 million, comprised of approximately $75 million for workforce reduction costs, $4 million for facility exit costs, and $3 million of foreign currency remeasurement charges. For the three months ended December 30, 2016, the Company made cash payments of $15 million, comprised primarily of $12 million for workforce reduction costs and $3 million for facility exit costs related to the July 2016 Plan. For the six months ended December 30, 2016, the Company made cash payments of $19 million comprised primarily of $15 million for workforce reduction costs and $4 million for facility exit costs related to the July 2016 Plan.

June 2016 Plan - On June 27, 2016, the Company committed to a restructuring plan (the “June 2016 Plan”) as part of the Company’s efforts to reduce its cost structure to align with the then current macroeconomic conditions. The June 2016 Plan included reducing worldwide headcount by approximately 1,600 employees. The June 2016 Plan was largely completed by the fiscal quarter ended September 30, 2016. For the three and six months ended December 30, 2016, the Company recorded total restructuring charges of approximately $1 million and $1 million, respectively, and made cash payments of $3 million and $38 million, respectively, comprised primarily of workforce reduction costs related to the June 2016 Plan.

February 2016 Plan - On February 15, 2016, the Company committed to a restructuring plan (the “February 2016 Plan”) intended to align its manufacturing footprint with the then current macroeconomic conditions. The February 2016 Plan included reducing worldwide headcount by approximately 2,000 employees. The February 2016 Plan was largely completed by the fiscal quarter ended April 1, 2016. For the three months ended December 30, 2016, the Company did not record any material restructuring charges nor made any material cash payments related to the February 2016 Plan. For the six months ended December 30, 2016, the Company recorded total restructuring charges and made cash payments of $1 million comprised of facility exit costs related to the February 2016 Plan,

September 2015 Plan - On September 4, 2015, the Company committed to a restructuring plan (the “September 2015 Plan”) intended to realign its cost structure with the then current macroeconomic business environment. The September 2015 Plan included reducing worldwide headcount by approximately 1,000 employees. The September 2015 Plan was largely completed by the fiscal quarter ended January 1, 2016. For the three months ended December 30, 2016, the Company did not record any material restructuring charges. For the six months ended December 30, 2016, the Company recorded total restructuring charges of approximately $2 million. For the three and six months ended December 30, 2016, the Company made cash payments of approximately $1 million and $2 million, respectively, comprised primarily of facility exit costs related to the September 2015 Plan.

Other Restructuring and Exit Costs - For the three months ended December 30, 2016, the Company recorded total restructuring charges of approximately $23 million, comprised of approximately $20 million of workforce reduction costs and $3 million of facility exit costs. For the six months ended December 30, 2016, the Company recorded total restructuring charges of approximately $29 million, comprised of approximately $23 million of workforce reduction costs and $6 million of facility exit costs. For the three months ended December 30, 2016, the Company made cash payments of $11 million, comprised primarily of $4 million for workforce reduction costs and $7 million for facility exit costs. For the six months ended December 30, 2016, the Company made cash payments of $12 million, comprised primarily of $5 million for workforce reduction costs and $7 million for facility exit costs.

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amounts of net unrealized loss on cash flow hedges were $3 million and $2 million as of December 30, 2016 and July 1, 2016, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 30, 2016. As of December 30, 2016, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 30, 2016 and July 1, 2016:

	As of December 30, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollars	$45	$48
Thai Bhat	43	23
British Pound Sterling	37	—

	As of July 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$47	$10

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of December 30, 2016, the notional investments underlying the TRS amounted to $100 million. The original contract term of the TRS was through January 2016, and was settled on a monthly basis, therefore limiting counterparty performance risk. The Company renewed the contract term through January 2018 under materially the same terms. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of December 30, 2016 and July 1, 2016:

	As of December 30, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(4)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$—		$(5)

	As of July 1, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	3	Accrued expenses	—

Total derivatives		$3		$(3)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 30, 2016:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$(2)	$(3)	Cost of revenue	$—	$(1)	Cost of revenue	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(2)	$(3)
Total return swap	Operating expenses	1	4

(a)	The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationships and $0 million related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended December 30, 2016, respectively.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended January 1, 2016:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$—	$(2)	Cost of revenue	$(1)	$(2)	Cost of revenue	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$1	$(4)
Total return swap	Operating expenses	1	(4)

(a)	The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationships and $0 million related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 1, 2016, respectively.

9.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 30, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$815	$—	$—	$815

Total cash equivalents and short-term investments	815	—	—	815

Restricted cash and investments:
Money market funds	1	—	—	1
Certificates of deposit	—	3	—	3

Total assets	$816	$3	$—	$819

Liabilities:
Derivative liabilities	$—	$(5)	$—	$(5)

Total liabilities	$—	$(5)	$—	$(5)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$815	$—	$—	$815
Other current assets	1	3	—	4

Total assets	$816	$3	$—	$819

Liabilities:
Accrued expenses	$—	$(5)	$—	$(5)

Total liabilities	$—	$(5)	$—	$(5)

In the current quarter, the company reclassified demand deposits from certificates of deposit and money market funds to cash. The corresponding prior period amounts were reclassified to conform to the current period’s presentation. This reclassification did not result in any change to the cash and cash equivalents balance as reported in the Condensed Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 1, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$230	$—	$—	$230
Corporate bonds	—	6	—	6

Total cash equivalents and short-term investments	230	6	—	236

Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Derivative assets	—	3	—	3

Total assets	$232	$14	$—	$246

Liabilities:
Derivative liabilities	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$230	$—	$—	$230
Short-term investments	—	6	—	6
Other current assets	2	8	—	10

Total assets	$232	$14	$—	$246

Liabilities:
Accrued expenses	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 30, 2016, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of December 30, 2016 and July 1, 2016, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at December 30, 2016 and July 1, 2016 totaled $91 million and $113 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

In the six months ended December 30, 2016 and January 1, 2016, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $25 million and $10 million, respectively, in order to write down the carrying amount of the investment to zero. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Condensed Consolidated Statements of Operations.

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

	December 30, 2016		July 1, 2016
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$822	$800	$804
7.00% Senior Notes due November 2021	158	163	158	164
4.75% Senior Notes due June 2023	990	984	990	857
4.75% Senior Notes due January 2025	995	944	995	795
4.875% Senior Notes due June 2027	698	633	698	514
5.75% Senior Notes due December 2034	489	419	489	357

	$4,130	$3,965	$4,130	$3,491
Less: debt issuance costs	(37)	—	(39)	—

Long-term debt, net of debt issuance costs	$4,093	$3,965	$4,091	$3,491
Less: short-term borrowings and current portion of long-term debt	—	—	—	—

Long-term debt, less current portion	$4,093	$3,965	$4,091	$3,491

10.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 295,151,580 shares were outstanding as of December 30, 2016, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 30, 2016.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of December 30, 2016, $1.5 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended December 30, 2016:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	7	$248
Tax withholding related to vesting of equity awards	1	24

Total	8	$272

11.	Share-based Compensation

The Company recorded approximately $33 million and $73 million share-based compensation expense during the three and six months ended December 30, 2016, respectively. The Company recorded approximately $32 million and $65 million of shared-based compensation expense during the three and six months ended January 1, 2016, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 30, 2016 and January 1, 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Balance, beginning of period	$216	$225	$206	$248
Warranties issued	34	33	65	66
Repairs and replacements	(29)	(40)	(59)	(81)
Changes in liability for pre-existing warranties, including expirations	1	3	10	(12)
Warranty liability assumed from business acquisitions	—	2	—	2

Balance, end of period	$222	$223	$222	$223

13.	Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Numerator:
Net income	$297	$165	$464	$198

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	296	299	297	301
Weighted-average effect of dilutive securities:
Employee equity award plans	2	2	2	3

Total shares for purpose of calculating diluted net income per share	298	301	299	304

Net income per share:
Basic	$1.00	$0.55	$1.56	$0.66
Diluted	$1.00	$0.55	$1.55	$0.65

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were 1 million and 2 million for the three and six months ended December 30, 2016, respectively, and 2 million and 1 million for the three and six months ended January 1, 2016, respectively.

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

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On July 11, 2014, the district court granted the Company’s further summary judgment motion regarding the ‘473 patent. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment of no direct infringement by Seagate because Seagate’s ATA/SCSI disk drives do not meet the “user interface” limitation of the asserted claims of the ‘473 patent; 2) affirmed the district court’s summary judgment of non-infringement by

Compaq’s products as to claims 1, 3, and 5 of the ‘473 patent because Compaq’s F10 BIOS interface does not meet the “commands” limitation of those claims; 3) vacated the district court’s summary judgment of non-infringement by Compaq’s accused products as to claims 7-15 of the ‘473 patent; 4) reversed the district court’s summary judgment of non-infringement based on intervening rights; and 5) remanded the case to the district court for further proceedings on the ‘473 patent. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination and wrongful failure to name him as an inventor on certain Seagate patents. On March 31, 2014, the district court granted Seagate’s summary judgment motion. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the U.S. Court of Appeals for the Federal Circuit vacated and remanded the district court’s grant of summary judgment on Mr. Shukh’s claim for correction of inventorship and affirmed the district court’s grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals; the petition was denied on December 17, 2015. On March 16, 2016, Shukh filed a petition for writ of certiorari to the U.S. Supreme Court; the petition was denied on June 27, 2016. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the ‘“995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova has appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. Oral argument for the appeal from PTAB’s decision on the ‘995 patent is scheduled for March 13, 2017, at the court of appeals. A hearing before the court of appeals for the appeal from PTAB’s decision on the ‘057 patent has not yet been scheduled. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al.—On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended December 30, 2016, September 30, 2016 and January 1, 2016, referred to herein as the “December 2016 quarter,” the “September 2016 quarter,” and the “December 2015 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2016, September 2016, and December 2015 quarters were 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, growth prospects, demand for our products, our ability to effectively manage our debt obligations, and estimates of industry growth for the fiscal quarter ending March 31, 2017 and the fiscal year ending June 30, 2017 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,”” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition and include, but are not limited to: the impact of the variable demand and adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends; our ability to achieve projected cost savings in connection with restructuring plans and consolidation of our manufacturing activities; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; the development and introduction of products based on new technologies and expansion into new data storage markets; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; currency fluctuations that may impact the Company’s margins and international sales; cyber-attacks or other data breaches that disrupt our operations or results in the dissemination of proprietary or confidential information and cause reputational harm; and fluctuations in interest rates. We also encourage you to read our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 which contains detailed information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements herein. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the December 2016 quarter. Highlights of events in the December 2016 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the December 2016 quarter to the September 2016 quarter and the December 2015 quarter.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state drives (“SSD”) in our Enterprise market portfolio and solid state hybrid drives (“SSHD”). Our storage technology portfolio also includes storage subsystems, and high performance computing (“HPC”) solutions.

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

Our Cloud Systems and Solutions product portfolio builds on the Seagate legacy to extend innovation from the device into the information infrastructure, onsite and in the cloud. This product portfolio includes HPC storage solutions, modular original equipment manufacturers (“OEM”) storage systems and scale-out storage systems.

Overview of the December 2016 Quarter

During the December 2016 quarter, we shipped 40 million drive units totaling 68 exabytes of storage capacity, generating revenue of approximately $2.9 billion and gross margin of 31%. Our operating cash flow was $656 million. We repurchased 4 million ordinary shares for $147 million and paid dividends of $188 million.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Revenue	$2,894	$2,797	$2,986	$5,691	$5,911
Cost of revenue	2,003	1,996	2,245	3,999	4,482

Gross margin	891	801	741	1,692	1,429
Product development	305	315	304	620	632
Marketing and administrative	155	155	160	308	341
Amortization of intangibles	28	28	31	57	65
Restructuring and other, net	33	82	17	115	76

Income from operations	370	221	229	592	315
Other expense, net	(60)	(48)	(49)	(109)	(104)

Income before income taxes	310	173	180	483	211
Provision for income taxes	13	6	15	19	13

Net income	$297	$167	$165	$464	$198

	For the Three Months Ended			For the Six Months Ended
	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Revenue	100%	100%	100%	100%	100%
Cost of revenue	69	71	75	70	76

Gross margin	31	29	25	30	24
Product development	11	11	10	11	11
Marketing and administrative	5	6	5	6	6
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	1	3	1	2	1

Income from operations	13	8	8	10	5
Other expense, net	(2)	(2)	(2)	(2)	(2)

Income before income taxes	11	6	6	8	3
Provision for income taxes	1	—	—	—	—

Net income	10%	6%	6%	8%	3%

Revenue

The following table summarizes information regarding average drive selling prices (“ASPs”), drive volume unit shipments, exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages, exabytes and ASPs)	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Unit Shipments (1):
Enterprise	8	9	8	17	16
Client Compute	18	16	25	34	53
Client Non-Compute	14	14	13	28	24

Total Units Shipped	40	39	46	79	93
ASPs (per unit)	$66	$67	$59	$67	$59
Exabytes Shipped	68	67	61	135	117
Revenues by Channel (%)
OEMs	66%	71%	69%	68%	69%
Distributors	18%	17%	16%	18%	17%
Retailers	16%	12%	15%	14%	14%
Revenues by Geography (%)
Americas	30%	34%	26%	32%	27%
EMEA	19%	15%	19%	17%	18%
Asia Pacific	51%	51%	55%	51%	55%

(1)	For the periods presented, gaming units in Client Compute have been reclassified to Client Non-Compute to better align with current market trends.

Revenue in the December 2016 quarter increased by $97 million from the September 2016 quarter as a result of an increase in unit shipments driven primarily by better seasonal demand and improved product mix offset by price erosion. Additionally, our revenue has become less heavily weighted towards OEMs.

Revenue in the December 2016 quarter and the six months then ended decreased by $92 million and $220 million, respectively, as compared to the December 2015 quarter and the six months then ended due to a decrease in unit shipments and the impact of price erosion, partially offset by improved product mix. The decrease in unit shipments of 6 million and 14 million as compared to the December 2015 quarter and the six months then ended, respectively, was the result of decreased demand for client compute devices, which generally have lower ASPs. Additionally, our revenue has become less heavily weighted towards OEMs.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately at 11%, 10% and 14% of gross drive revenue for the December 2016 quarter, September 2016 quarter and December 2015 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Cost of revenue	$2,003	$1,996	$2,245	$3,999	$4,482
Gross margin	891	801	741	1,692	1,429
Gross margin percentage	31%	29%	25%	30%	24%

Gross margin as a percentage of revenue for the December 2016 quarter increased by 200 and 600 basis points compared to the September 2016 quarter and December 2015 quarter, respectively, driven by favorable product mix and improved utilization of factories resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities, partially offset by price erosion.

Compared to the six months ended in the December 2015 quarter, gross margin for the six months then ended in the December 2016 quarter increased by 600 basis points due to a favorable product mix and improved utilization of factories resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities, partially offset by price erosion.

In the December 2016 quarter, total warranty cost was in the historical range of 1% to 1.5% of revenue and included an unfavorable change in estimates of prior warranty accruals of less than 0.5% of revenue. Warranty cost related to new unit shipments was 1.2%, 1.1%, and 1.1% of revenue for each of the December 2016, September 2016 and December 2015 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Product development	$305	$315	$304	$620	$632
Marketing and administrative	155	155	160	308	341
Amortization of intangibles	28	28	31	57	65
Restructuring and other, net	33	82	17	115	76

Operating expenses	$521	$580	$512	$1,100	$1,114

Product development expense. Product development expense for the December 2016 quarter decreased by $10 million from the September 2016 quarter due to a $10 million decrease in salaries and related benefits as a result of the restructuring of our workforce in the prior periods and an increase in operational efficiencies in our business, partially offset by an increase in variable compensation driven by improved financial performance. Compared to the December 2015 quarter, product development expense remained flat due to a $25 million increase in variable compensation driven by improved financial performance, offset by a $16 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods and an increase in operational efficiencies.

Product development expense for the six months ended December 2016 quarter decreased by $12 million as compared to the corresponding period in the prior year due to a decrease in salaries and related benefits of $58 million as a result of the restructuring of our workforce in the prior periods, and an increase in operational efficiencies in our business, offset by an increase in variable compensation and share-based compensation of $69 million driven by better financial performance.

Marketing and administrative expense. Marketing and administrative expense for the December 2016 quarter remained flat from the September 2016 quarter. Compared to the December 2015 quarter, marketing and administrative expense decreased by $5 million due to a $13 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods and, a $9 million reduction in advertising and marketing expenses in the December 2016 quarter. The decrease was partially offset by a $15 million increase in variable compensation driven by better financial performance in the December 2016 quarter.

Marketing and administrative expense for the six months ended December 2016 quarter decreased by $33 million compared to the corresponding period in the prior year due to a decrease in salaries and related benefits of $42 million as a result of the restructuring of our workforce in prior periods, a $24 million reduction resulting from the completion of certain promotional and branding activities in fiscal year 2016 and other cost reduction efforts, partially offset by a $33 million increase in variable compensation and share-based compensation driven by better financial performance.

Amortization of intangibles. Amortization of intangibles for the December 2016 quarter remained flat from the September 2016 quarter. Compared to the December 2015 quarter, amortization of intangibles decreased by $3 million due to certain intangible assets reaching the end of their useful life.

Amortization of intangibles for the six months ended December 2016 decreased by $8 million as compared to the corresponding period in the prior year due to certain intangible assets reaching the end of their useful life, partially offset by the amortization of intangible assets acquired in the acquisition of Dot Hill in the December 2015 quarter.

Restructuring and other, net. Restructuring and other, net for the September 2016 quarter and the six months ended December 2016 was comprised primarily of restructuring charges to reduce our global workforce by 6,500 employees as we continue to consolidate our global footprint across Asia, EMEA and the Americas.

Restructuring and other, net for three and six months ended December 2015 was comprised primarily of a restructuring charge recorded for September 2015 Plan to reduce our workforce by approximately 1,000 employees as a result of our ongoing focus on cost efficiencies in all areas of our business. See “Part I, Item 1. Financial Statements-Note 7. Restructuring and Exit Costs” for more details.

Other Expense, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Other expense, net	$(60)	$(48)	$(49)	$(109)	$(104)

Other expense, net increased by $12 million and $11 million from the September 2016 and December 2015 quarters, respectively, due to a $25 million charge related to the impairment of a strategic investment in the December 2016 quarter, partially offset by $16 million and $14 million, in the September 2016 and December 2015 quarters, respectively, from favorable foreign currency changes in foreign exchange rates.

Other expense, net for the six months ended December 2016 increased by $5 million from the prior six month period ended December 2015, due to a $25 million charge related to the impairment of a strategic investment, partially offset by $11 million from favorable foreign currency changes in foreign exchange rates and a $10 million loss related to the impairment of a strategic investment in the prior six month period ended December 2015.

Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2016	September 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Provision for income taxes	$13	$6	$15	$19	$13

Our income tax provision of $13 million and $19 million in the three and six months ended December 30, 2016 included less than $1 million of net discrete tax expense and approximately $4 million of net discrete tax benefits, respectively. These discrete items are primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation and prior year tax adjustments.

Our income tax provision recorded for the December 2016 quarter and for the first half of fiscal year 2017 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the six months ended December 30, 2016, our unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $66 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $66 million at December 30, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning December 31, 2016, we expect that our unrecognized tax benefits could be reduced by approximately $12 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision recorded for the first half of fiscal year 2016 included approximately $3 million of net discrete tax benefits, primarily for the release of tax reserves due to the expiration of certain statutes of limitation.

Our income tax provision recorded for the December 2015 quarter and for the first half of fiscal year 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Dot Hill Systems Corporation did not have a material impact on our effective tax rate in fiscal year 2016.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months unimpeded by any restrictive regulations. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 30, 2016.

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	December 30, 2016	July 1, 2016	Change
Cash and cash equivalents	$1,716	$1,125	$591
Short-term investments	—	6	(6)

Total	$1,716	$1,131	$585

Our cash and cash equivalents and short-term investments increased from July 1, 2016 as a result of an increase in net cash provided by operating activities, partially offset by net cash outflows for capital expenditures, repurchases of our ordinary shares and dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 30, 2016 of $1,247 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•	a decrease of $110 million in accounts receivable, primarily due to a change in channel mix and improved in-quarter linearity of shipments; and

•	an increase of $170 million in accounts payable, primarily due to the timing of payments of material purchases and an increase in units built; offset by

•	an increase in inventory of $140 million primarily due to an increase in units built in anticipation of adjustments to our manufacturing footprint.

Cash Used in Investing Activities

Cash used for investing activities for the six months ended December 30, 2016 was $234 million and primarily attributable to the following activities:

•	$235 million used to acquire property, equipment and leasehold improvements

Cash Used in Financing Activities

Cash used in financing activities of $413 million for the six months ended December 30, 2016 was primarily attributable to the following activities:

•	$248 million paid to repurchase ordinary shares;

•	$188 million in dividend payments; and

•	$24 million paid for taxes related to net share settlement of equity awards; offset by

•	$47 million in proceeds from issuance of ordinary shares under employee stock plans

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 30, 2016 consisted of: (1) approximately $1.7 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of December 30, 2016, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. We were in compliance with the modified covenants as of December 30, 2016 and expect to be in compliance for the next 12 months.

Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. However, we believe our sources of cash will continue to be sufficient to meet our cash needs for the next 12 months

For fiscal year 2017, we expect capital expenditures to be less than 5% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

Dividends declared in the December 2016 quarter of $186 million were subsequently paid on January 4, 2017. The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on January 24, 2017, which is payable on April 5, 2017 to shareholders of record at the close of business on March 22, 2017.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of December 30, 2016, $1.5 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of December 30, 2016, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,133	$—	$800	$—	$3,333
Interest payments on debt	1,692	99	381	334	878
Purchase obligations (2)	1,801	901	725	175	—
Operating leases (1)	148	12	37	20	79
Capital expenditures	128	128	—	—	—
Other funding requirements (3)	40	8	24	8	—
Subtotal	7,942	1,148	1,967	537	4,290
Commitments:
Letters of credit or bank guarantees	105	105	—	—	—

Total	$8,047	$1,253	$1,967	$537	$4,290

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).
(2)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.
(3)	Consists of funding requirements related to strategic commitments.

As of December 30, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $11 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of December 30, 2016, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of December 30, 2016. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 30, 2016.

Fiscal Years Ended

(Dollars in millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at December 30, 2016
Assets
Cash equivalents:
Fixed rate	$819	$—	$—	$—	$—	$—	$819	$819
Average interest rate	0.66%						0.66%

Total fixed income	$819	$—	$—	$—	$—	$—	$819	$819
Average interest rate	0.66%						0.66%
Debt
Fixed rate	$—	$—	$800	$—	$—	$3,333	$4,133	$3,965
Average interest rate			3.75%			5.03%	4.78%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. At this time, we have not identified any material exposure associated with the changes as a result of the British vote to exit the European Union.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended December 30, 2016.

The table below provides information as of December 30, 2016 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound Sterling	$37	$0.73	$(4)
Singapore Dollars	93	1.44	(1)
Thai Baht	66	35.98	—

Total	$196		$(5)

(1)	Equivalent to the unrealized net (loss) gain on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of December 30, 2016, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2016. During the quarter ended December 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

As of December 30, 2016, $1.5 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended December 30, 2016:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 28, 2016	4	$35.32	4	$1,486
October 29, 2016 through November 30, 2016	—	38.78	—	1,485
December 1, 2016 through December 30, 2016	—	39.06	—	1,485

Total	4	$35.35	4	$1,485

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately following the signature page to this Report for a list of exhibits to this Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: January 26, 2017	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE: January 26, 2017	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Constitution of Seagate Technology Public Limited Company, as amended and restated by Special Resolution dated October 19, 2016, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 24, 2016 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

10.1+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan

10.2+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan

10.3+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan

10.4+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan

31.1+	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.