Form 10-Q
period 2017-03-31
Seagate Technology plc
filed 2017-04-28
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2017, 296,627,443 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2017	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,026	$1,125
Short-term investments	—	6
Accounts receivable, net	1,156	1,318
Inventories	1,038	868
Other current assets	240	216

Total current assets	5,460	3,533
Property, equipment and leasehold improvements, net	1,911	2,160
Goodwill	1,237	1,237
Other intangible assets, net	323	448
Deferred income taxes	605	616
Other assets, net	203	219

Total Assets	$9,739	$8,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,591	$1,517
Accrued employee compensation	245	184
Accrued warranty	112	104
Current portion of long-term debt	158	—
Accrued expenses	683	444

Total current liabilities	2,789	2,249
Long-term accrued warranty	111	102
Long-term accrued income taxes	16	14
Other non-current liabilities	142	164
Long-term debt, less current portion	5,073	4,091

Total Liabilities	8,131	6,620
Commitments and contingencies (See Notes 12 and 14)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,122	5,929
Accumulated other comprehensive loss	(27)	(25)
Accumulated deficit	(4,487)	(4,311)

Total Equity	1,608	1,593

Total Liabilities and Equity	$9,739	$8,213

The information as of July 1, 2016 was derived from the Company’s audited Consolidated Balance Sheet as of July 1, 2016.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$2,674	$2,595	$8,365	$8,506
Cost of revenue	1,858	2,071	5,857	6,553
Product development	324	298	944	930
Marketing and administrative	150	150	457	491
Amortization of intangibles	28	29	85	94
Restructuring and other, net	48	20	164	95

Total operating expenses	2,408	2,568	7,507	8,163

Income from operations	266	27	858	343
Interest income	5	1	7	2
Interest expense	(60)	(47)	(160)	(142)
Other, net	1	28	(10)	18

Other expense, net	(54)	(18)	(163)	(122)

Income before income taxes	212	9	695	221
Provision for income taxes	18	30	37	43

Net income (loss)	$194	$(21)	$658	$178

Net income (loss) per share:
Basic	$0.66	$(0.07)	$2.22	$0.59
Diluted	0.65	(0.07)	2.20	0.59
Number of shares used in per share calculations:
Basic	296	298	297	300
Diluted	300	298	299	303
Cash dividends declared per ordinary share	$0.63	$0.63	$1.89	$1.80

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net income (loss)	$194	$(21)	$658	$178
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	1	(1)	(2)	(3)
Less: reclassification for amounts included in net income	1	—	2	2

Net change	2	(1)	—	(1)

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	1
Less: reclassification for amounts included in net income	1	—	1	—

Net change	1	—	1	1

Foreign currency translation adjustments	3	5	(3)	2

Total other comprehensive income (loss), net of tax	6	4	(2)	2

Comprehensive income (loss)	$200	$(17)	$656	$180

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 31, 2017	April 1, 2016
OPERATING ACTIVITIES
Net income	$658	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573	615
Share-based compensation	110	95
Impairment of long-lived assets	35	25
Deferred income taxes	12	1
Other non-cash operating activities, net	17	10
Changes in operating assets and liabilities:
Accounts receivable, net	165	531
Inventories	(170)	85
Accounts payable	124	(31)
Accrued employee compensation	61	(92)
Accrued expenses, income taxes and warranty	69	1
Other assets and liabilities	19	(7)

Net cash provided by operating activities	1,673	1,411

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(330)	(441)
Maturities of short-term investments	6	—
Cash used in acquisition of business, net of cash acquired	—	(634)
Other investing activities, net	(13)	10

Net cash used in investing activities	(337)	(1,065)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(97)	(22)
Net proceeds from issuance of long-term debt	1,232	—
Taxes paid related to net share settlement of equity awards	(25)	(55)
Repurchases of ordinary shares	(248)	(1,090)
Dividends to shareholders	(374)	(539)
Proceeds from issuance of ordinary shares under employee stock plans	83	78
Other financing activities, net	—	(4)

Net cash provided by (used in) financing activities	571	(1,632)

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(8)	—

Increase (decrease) in cash, cash equivalents, and restricted cash	1,899	(1,286)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,132	2,486

Cash, cash equivalents, and restricted cash at the end of the period	$3,031	$1,200

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2017

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 1, 2016	299	$—	$5,929	$(25)	$(4,311)	$1,593
Net income					658	658
Other comprehensive loss				(2)		(2)
Issuance of ordinary shares under employee stock plans	6		83			83
Repurchases of ordinary shares	(7)				(248)	(248)
Tax withholding related to vesting of restricted stock units	(1)				(25)	(25)
Dividends to shareholders					(561)	(561)
Share-based compensation			110			110

Balance at March 31, 2017	297	$—	$6,122	$(27)	$(4,487)	$1,608

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company” or “Seagate”) is a leading provider of electronic data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, it produces a broad range of electronic data storage products including solid state drives (“SSD”) in its Enterprise market portfolio and solid state hybrid drives (“SSHD”). The Company’s storage technology portfolio also includes storage subsystems, and high performance computing (“HPC”) solutions.

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

The results of operations for the three and nine months ended March 31, 2017, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 30, 2017. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three and nine months ended March 31, 2017 and the three and nine months ended April 1, 2016 consisted of 13 weeks and 39 weeks, respectively. Fiscal year 2017 will be comprised of 52 weeks and will end on June 30, 2017. The fiscal quarters ended March 31, 2017, December 30, 2016, and April 1, 2016, are also referred to herein as the “March 2017 quarter”, the “December 2016 quarter”, and the “March 2016 quarter”, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted for annual periods beginning after December 15, 2016, which is first quarter of fiscal 2018 for the Company. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). The Company is in the process of assessing the impact, on its condensed consolidated financial statements and plans to adopt the modified retrospective transition approach.

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of finalizing its assessment of the impact of this ASU, which is not expected to have a material impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 (ASC Topic 230), Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU are intended to clarify how certain cash receipts and cash payment are presented and classified in the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 (ASC Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04 (ASC Topic 350), Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in step 1. The Company elected to adopt this ASU in the March 2017 quarter on a prospective basis with no material impact on the Company’s condensed consolidated financial statements and disclosures.

2.	Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of March 31, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,214	$—	$1,214
Time deposits and certificates of deposit	503	—	503

Total	$1,717	$—	$1,717

Included in Cash and cash equivalents			$1,712
Included in Other current assets			5

Total			$1,717

As of March 31, 2017, the Company’s Other current assets included $5 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of March 31, 2017, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of March 31, 2017.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at March 31, 2017, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,717	$1,717
Due in 1 to 5 years	—	—
Thereafter	—	—

Total	$1,717	$1,717

In the December 2016 quarter, the Company reclassified demand deposits from certificates of deposit and money market funds to cash. The corresponding prior period amounts were also reclassified to conform to that period’s presentation. This reclassification did not result in any change to the cash and cash equivalents balance as reported in the Condensed Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	March 31, 2017	July 1, 2016	April 1, 2016	July 3, 2015
Cash and cash equivalents	$3,026	$1,125	$1,193	$2,479
Restricted cash included in Other current assets	5	7	7	7

Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$3,031	$1,132	$1,200	$2,486

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	March 31, 2017	July 1, 2016
Raw materials and components	$382	$307
Work-in-process	262	297
Finished goods	394	264

	$1,038	$868

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	March 31, 2017	July 1, 2016
Property, equipment and leasehold improvements	$9,709	$9,884
Accumulated depreciation and amortization	(7,798)	(7,724)

	$1,911	$2,160

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	March 31, 2017	July 1, 2016
Dividends payable	$187	$—
Other accrued expenses	496	444

Total	$683	$444

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(2)	—	—	(3)	(5)
Amounts reclassified from AOCI	2	—	1	—	3

Other comprehensive income (loss)	—	—	1	(3)	(2)

Balance at March 31, 2017	$(1)	$—	$(6)	$(20)	$(27)

Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(3)	—	1	2	—
Amounts reclassified from AOCI	2	—	—	—	2

Other comprehensive income (loss)	(1)	—	1	2	2

Balance at April 1, 2016	$—	$—	$(14)	$(14)	$(28)

(a)	The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of March 31, 2017 and expects to be in compliance for the next 12 months.

As of March 31, 2017, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2017 quarter, the Company repurchased $39 million aggregate principal amount of the 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $1 million during the three and nine months ended March 31, 2017, which is included in Other, net on the Condensed Consolidated Statements of Operations.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate HDD   Cayman, and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. On March 15, 2017, the Company exercised its call option by providing notice of the redemption to the trustee of its intention to redeem all of its remaining outstanding 2021 Notes. The Notes will be redeemed on May 1, 2017 (the “Redemption Date”) at a redemption price equal to $102.333 per $100 principal amount of the 2021 Notes redeemed plus accrued interest to the Redemption Date. As a result, the 2021 Notes are classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at March 31, 2017.

$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $750 million in aggregate principal amount of 4.25% Senior Notes which will mature on March 1, 2022. The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before February 1, 2022, Seagate HDD Cayman may redeem some or all of the 2022 Notes at a ‘make whole’ redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2022 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2022 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2022 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2017 quarter, the Company repurchased $34 million aggregate principal amount of the 2023 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial loss on the repurchase during the three and nine months ended March 31, 2017, which is included in Other, net on the Condensed Consolidated Statements of Operations.

$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.875% Senior Notes which will mature on March 1, 2024. The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before January 1, 2024, Seagate HDD Cayman may redeem some or all of the 2024 Notes at a ‘make whole’ redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2024 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 45 basis points, minus accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2024 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2017 quarter, the Company repurchased $20 million aggregate principal amount of the 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $1 million during the three and nine months ended March 31, 2017, which is included in Other, net on the Condensed Consolidated Statements of Operations.

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June 2027 (the “2027 Notes”). The interest on the Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2017 quarter, the Company repurchased $4 million aggregate principal amount of the 2027 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial gain on the repurchase during the three and nine months ended March 31, 2017, which is included in Other, net on the Condensed Consolidated Statements of Operations.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

At March 31, 2017, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2017	$158
2018	—
2019	761
2020	—
2021	—
Thereafter	4,367

Total	$5,286

4.	Income Taxes

The Company recorded an income tax provision of $18 million and $37 million in the three and nine months ended March 31, 2017. The income tax provision for the three and nine months ended March 31, 2017 included approximately $8 million of net discrete tax expense and approximately $3 million of net discrete tax expense, respectively. These discrete items are primarily associated with changes in valuation allowances offset by release of tax reserves due to the expiration of certain statutes of limitation, and prior year tax adjustments.

The Company’s income tax provision recorded for the three and nine months ended March 31, 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) restructuring expenses with no associated tax benefits, and (iii) a net decrease in valuation allowance for certain deferred tax assets.

During the nine months ended March 31, 2017, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $6 million to $76 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $76 million at March 31, 2017, subject to certain future valuation allowance reversals. During the 12 months beginning April 1, 2017, the Company expects that its unrecognized tax benefits could be reduced by approximately $13 million, primarily as a result of the expiration of certain statutes of limitation.

The Company recorded an income tax provision of $30 million and $43 million in the three and nine months ended April 1, 2016. The income tax provision for the nine months ended April 1, 2016 included approximately $2 million of net discrete tax provision associated with prior year tax adjustments offset by the release of tax reserves due to the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and nine months ended April 1, 2016 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a net decrease in valuation allowance for certain U.S. deferred tax assets.

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

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2017, are as follows:

(Dollars in millions)	Amount
Balance at July 1, 2016	$1,237
Goodwill acquired	—
Foreign currency translation effect	—

Balance at March 31, 2017	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. During March 2017 quarter, the in-process research and development (“IPR&D”) of $14 million was completed and reclassified to existing technology. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization as of March 31, 2017, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$311	$(126)	$185	3.7 years
Customer relationships	508	(394)	114	3.2 years
Trade name	29	(20)	9	2.2 years
Other intangible assets	29	(14)	15	2.8 years

Total amortizable other intangible assets	$877	$(554)	$323	3.4 years

The carrying value of other intangible assets subject to amortization as of July 1, 2016 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$297	$(79)	$218	4.1 years
Customer relationships	510	(328)	182	3.2 years
Trade name	29	(14)	15	2.6 years
Other intangible assets	29	(10)	19	3.2 years

Total amortizable other intangible assets	$865	$(431)	$434	3.6 years

The carrying value of IPR&D not subject to amortization was $14 million on July 1, 2016.

For the three and nine months ended March 31, 2017, the amortization expense of other intangible assets was $42 million and $126 million, respectively. For the three and nine months ended April 1, 2016, the amortization expense of other intangible assets was $44 million and $131 million, respectively. As of March 31, 2017, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2017	$42
2018	109
2019	71
2020	53
2021	25
Thereafter	23

Total	$323

7.	Restructuring and Exit Costs

For the three and nine months ended March 31, 2017, the Company recorded restructuring charges of approximately $48 million and $164 million, respectively, comprised primarily of charges related to workforce reduction costs and facility exit costs associated with the restructuring of its workforce during the fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

March 2017 Plan - On March 9, 2017, the Company committed to an additional restructuring plan (the “March 2017 Plan”) in connection with the continued consolidation of its global footprint. The Company is in the process of closing its design center in Korea, which will result in the reduction of the Company’s headcount by approximately 300 employees. The March 2017 Plan is expected to be substantially completed by the end of fiscal year 2017 with total future costs expected to be incurred of approximately $6 million, comprised primarily of facility exit costs. For the three and nine months ended March 31, 2017, the Company recorded total restructuring charges of approximately $28 million and made cash payment of $16 million, comprised primarily of workforce reduction costs related to the March 2017 Plan. In addition, the Company committed to sell its land and building in Korea in the March 2017 quarter as part of the plan. This land and building met the criteria to be classified as assets held for sale and were included in Other current assets on the Condensed Consolidated Balance Sheet. The Company recorded an impairment charge of $26 million as part of the fair value measurement to reduce the carrying amount of its land and building to its estimated fair value less costs to sell, which is included in Operating expenses on the Condensed Consolidated Statements of Operations.

July 2016 Plan - On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan, is expected to be largely completed by the end of fiscal year 2017 with total future costs expected to be incurred of approximately $22 million, comprised of approximately $1 million of workforces reduction costs and $21 million of facility exit costs. For the three months ended March 31, 2017, the Company recorded total restructuring charges of approximately $9 million related to the July 2016 Plan, comprised of approximately $1 million of workforce reduction costs and $8 million of facility exit costs. For the nine months ended March 31, 2017, the Company recorded total restructuring charges of approximately $91 million, comprised of approximately $76 million for workforce reduction costs, $12 million for facility exit costs and $3 million of foreign currency remeasurement charges. For the three months ended March 31, 2017, the Company made cash payments of $33 million, comprised primarily of $27 million for workforce reduction costs and $6 million for facility exit costs. For the nine months ended March 31, 2017, the Company made cash payments of $52 million comprised primarily of $42 million for workforce reduction costs and $10 million for facility exit related to the July 2016 Plan.

June 2016 Plan - On June 27, 2016, the Company committed to a restructuring plan (the “June 2016 Plan”) as part of the Company’s efforts to reduce its cost structure to align with the then current macroeconomic conditions. The June 2016 Plan included reducing worldwide headcount by approximately 1,600 employees. The June 2016 Plan was largely completed by the fiscal quarter ended December 30, 2016 with no material future costs expected to be incurred. For the three months ended March 31, 2017, the Company did not record any material restructuring charges. For the nine months ended March 31, 2017, the Company recorded total restructuring charges of approximately $1 million, comprised of facility exit costs. As of March 31, 2017, the cumulative amount incurred to date was approximately $70 million. For the three and nine months ended March 31, 2017, the Company made cash payments of $2 million and $40 million, respectively, comprised primarily of workforce reduction costs related to the June 2016 Plan.

Other Restructuring and Exit Costs - The total future costs expected to be incurred for other restructuring and exit activities is approximately $3 million, comprised primarily of facility exit costs. For the three months ended March 31, 2017, the Company recorded total restructuring charges of approximately $11 million, comprised of approximately $1 million of workforce reduction costs and $10 million of facility exit costs. For the nine months ended March 31, 2017, the Company recorded total restructuring charges of approximately $44 million, comprised of approximately $26 million for workforce reduction costs and $18 million for facility exit costs. For the three months ended March 31, 2017, the Company made cash payments of $27 million, comprised primarily of $23 million for workforce reduction costs and $4 million for facility exit costs. For the nine months ended March 31, 2017, the Company made cash payments of $42 million comprised primarily of $28 million for workforce reduction costs and $14 million for facility exit costs.

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amounts of net unrealized loss on cash flow hedges were $1 million and $2 million as of March 31, 2017 and July 1, 2016, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2017. As of March 31, 2017, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 31, 2017 and July 1, 2016:

	As of March 31, 2017
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollars	$—	$22
Thai Baht	—	22
British Pound Sterling	19	8

	As of July 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$47	$10

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of March 31, 2017, the notional investments underlying the TRS amounted to $104 million. The original contract term of the TRS was through January 2016, and was settled on a monthly basis, therefore limiting counterparty performance risk. The Company renewed the contract term through January 2018 under materially the same terms. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of March 31, 2017 and July 1, 2016:

	As of March 31, 2017
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$2		$(2)

	As of July 1, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	3	Accrued expenses	—

Total derivatives		$3		$(3)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (Loss) and the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2017:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$1	$(2)	Cost of revenue	$(1)	$(2)	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$4	$1
Total return swap	Operating expenses	4	8

(a)	The amount of gain or (loss) recognized in income represents less than $1 million related to the ineffective portion of the hedging relationships and less than $1 million related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended March 31, 2017, respectively.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (Loss) and the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2016:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(1)	$(3)	Cost of revenue	$—	$(2)	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$—	$(4)
Total return swap	Operating expenses	1	(3)

(a)	The amount of gain or (loss) recognized in income represents less than $1 million related to the ineffective portion of the hedging relationships and less than $1 million related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 1, 2016, respectively.

9.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of March 31, 2017:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,212	$—	$—	$1,212
Time deposits	—	500	—	500

Total cash equivalents and short-term investments	1,212	500	—	1,712

Restricted cash and investments:
Money market funds	2	—	—	2
Time deposits and certificates of deposit	—	3	—	3
Derivative Assets	—	2	—	2

Total assets	$1,214	$505	$—	$1,719

Liabilities:
Derivative liabilities	$—	$(2)	$—	$(2)

Total liabilities	$—	$(2)	$—	$(2)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,212	$500	$—	$1,712
Other current assets	2	5	—	7

Total assets	$1,214	$505	$—	$1,719

Liabilities:
Accrued expenses	$—	$(2)	$—	$(2)

Total liabilities	$—	$(2)	$—	$(2)

In the December 2016 quarter, the Company reclassified demand deposits from certificates of deposit and money market funds to cash. The corresponding prior period amounts were also reclassified to conform to that period’s presentation. This reclassification did not result in any change to the cash and cash equivalents balance as reported in the Condensed Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 1, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$230	$—	$—	$230
Corporate bonds	—	6	—	—

Total cash equivalents and short-term investments	230	6	—	236

Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Derivative assets	—	3	—	3

Total assets	$232	$14	$—	$246

Liabilities:
Derivative liabilities	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$230	$—	$—	$230
Short-term investments	—	6	—	6
Other current assets	2	8	—	10

Total assets	$232	$14	$—	$246

Liabilities:
Accrued expenses	$—	$(3)	$—	$(3)

Total liabilities	$—	$(3)	$—	$(3)

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 31, 2017, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of March 31, 2017 and July 1, 2016, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at March 31, 2017 and July 1, 2016 totaled $99 million and $113 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

For the nine months ended March 31, 2017, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $25 million in order to write down the carrying amount of the investment to zero. The Company did not record any impairment charges in the three months ended March 31, 2017. For the three and nine months ended April 1, 2016, the Company recognized a charge of $2 million and $12 million, respectively in order to write down the carrying amount of the investment to zero. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Condensed Consolidated Statements of Operations.

As of March 31, 2017, the Company has $47 million held for sale assets included in Other current assets on the Condensed Consolidated Balance Sheet, which primarily consisted of $37 million of land and building in Korea and the remainder of the balance comprised of property at another location (collectively, the “properties”). The respective properties to be sold met the criteria to be classified as held for sale during the March 2017 and December 2016 quarters. Depreciation related to the properties ceased as of the date these were determined to be held for sale. During the three and nine month ended March 31, 2017, the Company recorded impairment charges of $26 million and $31 million, respectively in order to write down the carrying amount of such properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Condensed Consolidated Statements of Operations. The fair values were determined using Level 3 unobservable inputs including non-binding real estate brokers’ quotations and related market analyses.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost. The fair value of the Company’s debt is derived using the closing price as of the date of valuation, which takes into account the yield curve, interest rates and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt in order of maturity:

	March 31, 2017		July 1, 2016
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$761	$781	$800	$804
7.00% Senior Notes due November 2021	158	162	158	164
4.25% Senior Notes due March 2022	748	743	—	—
4.75% Senior Notes due June 2023	956	961	990	857
4.875% Senior Notes due March 2024	496	491	—	—
4.75% Senior Notes due January 2025	975	958	995	795
4.875% Senior Notes due June 2027	695	654	698	514
5.75% Senior Notes due December 2034	489	446	489	357

	$5,278	$5,196	$4,130	$3,491
Less: debt issuance costs	(47)	—	(39)	—

Long-term debt, net of debt issuance costs	$5,231	$5,196	$4,091	$3,491
Less: short-term borrowings and current portion of long-term debt	(158)	(162)	—	—

Long-term debt, less current portion	$5,073	$5,034	$4,091	$3,491

10.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 296,600,790 shares were outstanding as of March 31, 2017, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 31, 2017.

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

As of March 31, 2017, $1.5 billion remained available for repurchase under the existing repurchase authorization limit. During the quarter ended March 31, 2017, the Company did not repurchase any ordinary shares.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended March 31, 2017:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	7	$248
Tax withholding related to vesting of equity awards	1	25

Total	8	$273

11.	Share-based Compensation

The Company recorded approximately $37 million and $110 million of share-based compensation expense during the three and nine months ended March 31, 2017, respectively. The Company recorded approximately $30 million and $95 million of share-based compensation expense during the three and nine months ended April 1, 2016, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended March 31, 2017 and April 1, 2016 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Balance, beginning of period	$222	$223	$206	$248
Warranties issued	32	30	97	96
Repairs and replacements	(28)	(37)	(87)	(118)
Changes in liability for pre-existing warranties, including expirations	(3)	(11)	7	(23)
Warranty liability assumed from business acquisitions	—	—	—	2

Balance, end of period	$223	$205	$223	$205

13.	Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted stock units and shares to be purchased under the Employee Stock Purchase Plan (“ESPP”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Numerator:
Net income (loss)	$194	$(21)	$658	$178

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	296	298	297	300
Weighted-average effect of dilutive securities:
Employee equity award plans	4	—	2	3

Total shares for purpose of calculating diluted net income (loss) per share	300	298	299	303

Net income (loss) per share:
Basic	$0.66	$(0.07)	$2.22	$0.59
Diluted	$0.65	$(0.07)	$2.20	$0.59

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income (loss) per share were 1 million and 2 million for the three and nine months ended March 31, 2017, respectively, and 4 million and 2 million for the three and nine months ended April 1, 2016, respectively.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.— On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent No. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringed U.S. Patent No. 6,314,473 (the “‘473 patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

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

Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination and wrongful failure to name him as an inventor on certain Seagate patents. On March 31, 2014, the district court granted Seagate’s summary judgment motion. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the U.S. Court of Appeals for the Federal Circuit vacated and remanded the district court’s grant of summary judgment on Mr. Shukh’s claim for correction of inventorship and affirmed the district court’s grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals; the petition was denied on December 17, 2015. On March 16, 2016, Shukh filed a petition for writ of certiorari to the U.S. Supreme Court; the petition was denied on June 27, 2016. On March 30, 2017, the parties entered into a confidential settlement to resolve this matter. This settlement did not have a material impact on the Company’s condensed consolidated financial statements.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the ‘“995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova has appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. Oral argument for the appeal from PTAB’s decision on the ‘995 patent was held on March 13, 2017, at the court of appeals. On March 20, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘995 patent. A hearing before the court of appeals for the appeal from PTAB’s decision on the ‘057 patent has not yet been scheduled. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Other Matters

The Company is involved in a number of other judicial, regulatory and administrative proceedings incidental to its business, and from time to time, the Company may be involved in various legal, regulatory or administrative investigation, negotiations or proceeding arising in the normal course of business. Although occasional adverse decisions or settlements may occur or adverse actions taken against the Company, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended March 31, 2017, December 30, 2016 and April 1, 2016, referred to herein as the “March 2017 quarter,” the “December 2016 quarter,” and the “March 2016 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2017, December 2016 and March 2016 quarters were all 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, growth prospects, demand for our products, our ability to effectively manage our debt obligations, our restructuring efforts, cost saving projections and estimates of industry growth for the fiscal quarter ending June 30, 2017 and the fiscal year ending June 30, 2017 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition and include, but are not limited to: any regulatory, legal, logistical or other impediments to our ability to execute on our restructuring efforts, changes to the assumptions on which any restructuring related charges are based; our ability to achieve projected cost savings in connection with restructuring plans and consolidation of our manufacturing activities; the impact of the variable demand and adverse pricing environment for disk drives; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; the development and introduction of products based on new technologies and expansion into new data storage markets; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; currency fluctuations that may impact the Company’s margins and international sales; cyber-attacks or other data breaches that disrupt our operations or result in the dissemination of proprietary or confidential information and cause reputational harm; and fluctuations in interest rates. We also encourage you to read our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 which contains detailed information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements herein. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the March 2017 quarter. Highlights of events in the March 2017 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the March 2017 quarter to the December 2016 quarter and the March 2016 quarter.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Overview of the March 2017 Quarter

During the March 2017 quarter, we shipped 65 exabytes of storage capacity, generating revenue of approximately $2.7 billion and gross margin of 31%. Our operating cash flow was $426 million. We issued $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024, paid $97 million for the repurchase of our outstanding debt, as well as paid $186 million in dividends.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$2,674	$2,894	$2,595	$8,365	$8,506
Cost of revenue	1,858	2,003	2,071	5,857	6,553

Gross margin	816	891	524	2,508	1,953
Product development	324	305	298	944	930
Marketing and administrative	150	155	150	457	491
Amortization of intangibles	28	28	29	85	94
Restructuring and other, net	48	33	20	164	95

Income from operations	266	370	27	858	343
Other expense, net	(54)	(60)	(18)	(163)	(122)

Income before income taxes	212	310	9	695	221
Provision for income taxes	18	13	30	37	43

Net income (loss)	$194	$297	$(21)	$658	$178

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	100%	100%	100%	100%	100%
Cost of revenue	69	69	80	70	77

Gross margin	31	31	20	30	23
Product development	12	11	11	11	11
Marketing and administrative	6	5	6	6	6
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	2	1	1	2	1

Income from operations	10	13	1	10	4
Other expense, net	(2)	(2)	(1)	(2)	(1)

Income before income taxes	8	11	—	8	3
Provision for income taxes	1	1	1	—	1

Net income (loss)	7%	10%	(1)%	8%	2%

Revenue

The following table summarizes HDD information regarding average drive selling prices (“ASPs”), exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
ASPs (per unit)	$67	$66	$60	$67	$59
Exabytes Shipped	65	68	56	200	171
Revenues by Channel (%)
OEMs	66%	66%	69%	67%	69%
Distributors	19%	18%	16%	18%	17%
Retailers	15%	16%	15%	14%	14%
Revenues by Geography (%)
Americas	30%	30%	30%	31%	28%
EMEA	17%	19%	17%	17%	18%
Asia Pacific	53%	51%	53%	52%	54%

Revenue in the March 2017 quarter decreased by $220 million from the December 2016 quarter as a result of a decrease in exabytes shipped driven primarily by higher seasonal demand in the December 2016 quarter and price erosion, partially offset by favorable product mix.

Revenue in the March 2017 quarter increased by $79 million from the March 2016 quarter primarily as a result of improved product mix translating to an increase in exabytes shipped. Revenue for the nine months ended March 31, 2017 decreased by $141 million from the nine months ended April 1, 2016 as a result of the impact of price erosion, partially offset by improved product mix translating to an increase in exabytes shipped.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately at 11%, 11% and 14% of gross drive revenue for the March 2017 quarter, December 2016 quarter and March 2016 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
Cost of revenue	$1,858	$2,003	$2,071	$5,857	$6,553
Gross margin	816	891	524	2,508	1,953
Gross margin percentage	31%	31%	20%	30%	23%

Gross margin as a percentage of revenue for the March 2017 quarter remained flat from the December 2016 quarter. Compared to the March 2016 quarter, gross margin as a percentage of revenue increased by 1,100 basis points driven by favorable product mix, and improved utilization of factories resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities, partially offset by price erosion.

Compared to the nine months ended April 1, 2016, gross margin for the nine months ended March 31, 2017 increased by 700 basis points due to a favorable product mix, and improved utilization of factories resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities, partially offset by price erosion.

In the March 2017 quarter, total warranty cost was in the historical range of 1% to 1.5% of revenue and included a favorable change in estimates of prior warranty accruals of less than 0.5% of revenue. Warranty cost related to new shipments was 1.2%, 1.2%, and 1.1% of revenue for each of the March 2017, December 2016 and March 2016 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
Product development	$324	$305	$298	$944	$930
Marketing and administrative	150	155	150	457	491
Amortization of intangibles	28	28	29	85	94
Restructuring and other, net	48	33	20	164	95

Operating expenses	$550	$521	$497	$1,650	$1,610

Product development expense. Product development expense for the March 2017 quarter increased by $19 million from the December 2016 quarter due to a $26 million increase in impairment charges related to the closure of the Korea design center and $14 million increase in employee related benefits primarily due to increased use of vacation in the December 2016 quarter, partially offset by a $20 million increase in operational efficiencies in our business and a decrease in variable compensation.

Compared to the March 2016 quarter, product development expense increased by $26 million due to a $26 million increase in impairment charges related to the closure of Korea design center and $22 million increase in variable compensation driven by improved financial performance, offset by a decrease of $25 million due to an increase in operational efficiencies in our business and a decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods.

Product development expense for the nine months ended March 31, 2017 increased by $14 million as compared to the corresponding period in the prior year due to a $26 million increase in impairment charges related to the closure of Korea design center, an increase in variable compensation and share-based compensation of $66 million driven by better financial performance, offset by an $81 million decrease in salaries and related benefits as a result of an increase in operational efficiencies in our business and the restructuring of our workforce in the prior periods.

Marketing and administrative expense. Marketing and administrative expense for the March 2017 quarter decreased by $5 million from the December 2016 quarter primarily due to an increase in operational efficiencies in our business. Marketing and administrative expense remained flat from the March 2016 quarter.

Marketing and administrative expense for the nine months ended March 31, 2017 decreased by $34 million compared to the corresponding period in the prior year due to a decrease in salaries and related benefits of $46 million as a result of the restructuring of our workforce in prior periods, a $34 million reduction resulting from an increase in operational efficiencies in our business and the completion of certain promotional and branding activities in fiscal year 2016, partially offset by a $48 million increase in variable compensation and share-based compensation driven by better financial performance.

Amortization of intangibles. Amortization of intangibles for the March 2017 quarter remained flat from the December 2016 quarter and March 2016 quarter.

Amortization of intangibles for the nine months ended March 31, 2017 decreased by $9 million as compared to the corresponding period in the prior year due to certain intangible assets reaching the end of their useful life.

Restructuring and other, net. Restructuring and other, net for the three and nine months ended March 31, 2017 was comprised primarily of restructuring charges to reduce our global workforce by 300 and 6,800 employees respectively, as we continue to consolidate our global footprint across Asia, EMEA and the Americas.

Restructuring and other, net for the three and nine months ended April 1, 2016 was comprised primarily of a restructuring charge recorded for February 2016 Plan and the September 2015 Plan to reduce our workforce by approximately 2,000 and 1,000 employees respectively, as a result of our ongoing focus on cost efficiencies in all areas of our business, which were largely completed during fiscal year 2016. See “Part I, Item 1. Financial Statements-Note 7. Restructuring and Exit Costs” for more details.

Other Expense, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
Other expense, net	$(54)	$(60)	$(18)	$(163)	$(122)

Other expense, net decreased by $6 million from the December 2016 quarter, due to a $25 million charge related to the impairment of a strategic investment in the December 2016 quarter and a $4 million increase in earnings from strategic investments in the March 2017 quarter, partially offset by increase of $27 million expense in the March 2017 quarter including a $17 million change from unfavorable foreign currency changes in foreign exchange rates and $10 million interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024.

Compared to the March 2016 quarter, Other expense, net increased by $36 million primarily due to the $33 million final payment of unpaid interest on the arbitration award amount in the Company’s case against Western Digital in the March 2016 quarter, a $10 million interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024, partially offset by favorable foreign currency changes in foreign exchange rates and a $4 million increase in earnings from strategic investments.

Other expense, net for the nine months ended March 31, 2017 increased by $41 million from the corresponding period in the prior year primarily due to the $33 million final payment of unpaid interest on the arbitration award amount in the Company’s case against Western Digital in the March 2016 quarter, a $13 million increase related to the impairment of certain strategic investments, $10 million interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024, offset by $14 million foreign currency remeasurement related to favorable foreign currency changes in foreign exchange rates.

Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2017	December 30, 2016	April 1, 2016	March 31, 2017	April 1, 2016
Provision for income taxes	$18	$13	$30	$37	$43

Our income tax provision of $18 million and $37 million in the three and nine months ended March 31, 2017 included approximately $8 million of net discrete tax expense and approximately $3 million of net discrete tax expense, respectively. These discrete items are primarily associated with changes in valuation allowances offset by the release of tax reserves due to the expiration of certain statutes of limitation, and prior year tax adjustments.

Our income tax provision recorded for the March 2017 quarter and for the first nine months of fiscal year 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) restructuring expenses with no associated tax benefits, and (iii) a net decrease in valuation allowance for certain deferred tax assets.

During the nine months ended March 31, 2017, our unrecognized tax benefits excluding interest and penalties increased by approximately $6 million to $76 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $76 million at March 31, 2017, subject to certain future valuation allowance reversals. During the 12 months beginning April 1, 2017, we expect that our unrecognized tax benefits could be reduced by approximately $13 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision recorded for the first nine months of fiscal year 2016 included approximately $2 million of net discrete tax provision associated with prior year tax adjustments offset by the release of tax reserves due to the expiration of certain statutes of limitation.

Our income tax provision recorded for the March 2016 quarter and for the first nine months of fiscal year 2016 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Dot Hill Systems Corporation did not have a material impact on our effective tax rate in fiscal year 2016.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months unimpeded by any restrictive regulations. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 31, 2017.

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	March 31, 2017	July 1, 2016	Change
Cash and cash equivalents	$3,026	$1,125	$1,901
Short-term investments	—	6	(6)

Total	$3,026	$1,131	$1,895

Our cash and cash equivalents and short-term investments increased from July 1, 2016 as a result of an increase in net cash provided by operating activities and the proceeds from the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024. These cash inflows were partially offset by net cash outflows for capital expenditures, early redemption and repayments of long-term debt, repurchase of our ordinary shares and dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 31, 2017 of $1,673 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•	a decrease of $165 million in accounts receivable, primarily due to a decrease in revenues and improved collection; and

•	an increase of $124 million in accounts payable, primarily due to the timing of payments of material purchases; offset by

•	an increase in inventory of $170 million primarily due to an increase in units built in connection with adjustments to our manufacturing footprint.

Cash Used in Investing Activities

Cash used for investing activities for the nine months ended March 31, 2017 was $337 million and primarily attributable to the following activities:

•	$330 million used to acquire property, equipment and leasehold improvements.

Cash Used in Financing Activities

Cash used in financing activities of $571 million for the nine months ended March 31, 2017 was primarily attributable to the following activities:

•	net proceeds of $1,232 million received from issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024;

•	$83 million in proceeds from the issuance of ordinary shares under employee stock plans, offset by;

•	$374 million in dividend payments;

•	$248 million paid to repurchase ordinary shares;

•	$97 million of redemption and repayments of long-term debt;

•	$25 million paid for taxes related to net share settlement of equity awards.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of March 31, 2017 consisted of: (1) approximately $3.0 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of March 31, 2017, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. We were in compliance with the modified covenants as of March 31, 2017 and expect to be in compliance for the next 12 months.

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

Dividends declared in the March 2017 quarter of $187 million were subsequently paid on April 5, 2017. The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on April 26, 2017, which is payable on July 5, 2017 to shareholders of record at the close of business on June 21, 2017.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of March 31, 2017, $1.5 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On March 15, 2017, we exercised our call option by providing notice of the redemption to the trustee of our intention to redeem all $158 million of our remaining outstanding 2021 Notes. The Notes will be redeemed on May 1, 2017 (the “Redemption Date”) at a redemption price equal to $102.333 per $100 principal amount of the 2021 Notes redeemed plus accrued interest to the Redemption Date.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of March 31, 2017, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Contractual Cash Obligations:
Long-term debt (including current portion)	$5,286	$158	$761	$—	$4,367
Interest payments on debt	1,974	121	467	420	966
Purchase obligations(2)	1,554	629	750	175	—
Operating leases(1)	140	6	34	20	80
Capital expenditures	130	130	—	—	—
Other funding requirements (3)	36	6	22	8	—

Subtotal	9,120	1,050	2,034	623	5,413
Commitments:
Letters of credit or bank guarantees	102	102	—	—	—

Total	$9,222	$1,152	$2,034	$623	$5,413

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

As of March 31, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $14 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2017, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of March 31, 2017. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of March 31, 2017.

	Fiscal Years Ended						Total	Fair Value at March 31, 2017
(Dollars in millions, except percentages)	2017	2018	2019	2020	2021	Thereafter
Assets
Cash equivalents:
Fixed rate	$1,717	$—	$—	$—	$—	$—	$1,717	$1,717
Average interest rate	0.95%						0.95%

Total fixed income	$1,717	$—	$—	$—	$—	$—	$1,717	$1,717
Average interest rate	0.95%						0.95%
Debt
Fixed rate	$158	$—	$761	$—	$—	$4,367	$5,286	$5,196
Average interest rate	7.00%		3.75%			4.81%	4.72%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended March 31, 2017.

The table below provides information as of March 31, 2017 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound Sterling	$27	$0.75	$(2)
Singapore Dollars	22	1.44	1
Thai Baht	22	36.04	1

Total	$71		$—

(1)	Equivalent to the unrealized net (loss) gain on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of March 31, 2017, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017. During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2017, $1.5 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization. During the quarter ended March 31, 2017, the Company did not repurchase any ordinary shares.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended March 31, 2017:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2016 through January 27, 2017	—	$38.78	—	$1,485
January 28, 2017 through February 24, 2017	—	46.89	—	1,485
February 25, 2017 through March 31, 2017	1	44.68	1	1,484

Total	1	$43.93	1	$1,484

(a)	Includes statutory tax withholdings related to vesting of employee equity awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 25, 2017, Regan J. MacPherson resigned as Senior Vice President and General Counsel, effective June 2, 2017. Kenneth M. Massaroni, Advisor to the CEO, Legal, will assume the role of Interim Chief Legal Officer until Ms. MacPherson’s successor is appointed.

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately following the signature page to this Report for a list of exhibits to this Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: April 28, 2017	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)

DATE: April 28, 2017	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Constitution of Seagate Technology Public Limited Company, as amended and restated by Special Resolution dated October 19, 2016, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 24, 2016 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

4.1	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on February 3, 2017 and incorporated herein by reference.

4.2	Form of 4.250% Senior Note due 2022, included in Exhibit 4.1 to the Company’s current report on Form 8-K filed on February 3, 2017 and incorporated herein by reference.

4.3	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on February 3, 2017 and incorporated herein by reference.

4.4	Form of 4.875% Senior Note due 2024 included in Exhibit 4.3 to the Company’s current report on Form 8-K filed on February 3, 2017 and incorporated herein by reference.

4.5	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on February 3, 2017 and incorporated herein by reference.

4.6	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC, filed as Exhibit 4.6 to the Company’s current report on Form 8-K filed on February 3, 2017 and incorporated herein by reference.

31.1+	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.