Form 10-K
period 2017-06-30
Seagate Technology plc
filed 2017-08-04
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.2 billion based upon the closing price reported for such date by the NASDAQ.

The number of outstanding ordinary shares of the registrant as of July 31, 2017 was 291,813,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 18, 2017, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended June 30, 2017.

SEAGATE TECHNOLOGY PLC

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

In this Annual Report on Form 10-K (the “Form 10-K”), unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology public limited company (“plc”), an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

We have compiled the market size information in this Form 10-K using statistics and other information obtained from several third-party sources.

Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

Seagate, Seagate Technology, LaCie, Maxtor and the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations, our restructuring efforts and the projected costs savings for the fiscal quarter ending September 29, 2017 and the fiscal year ending June 29, 2018 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

•	the uncertainty in global economic conditions;

•	the impact of variable demand and the adverse pricing environment for disk drives;

•	any regulatory, legal, logistical or other impediments to the Company’s ability to execute on its restructuring efforts;

•	the Company’s ability to achieve projected cost savings in connection with its restructuring plans and consolidation of its manufacturing activities;

•	the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests;

•	the Company’s ability to successfully qualify, manufacture and sell its disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures;

•	possible excess industry supply with respect to particular disk drive products;

•	disruptions to the Company’s supply chain or production capabilities;

•	the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends;

•	the development and introduction of products based on new technologies and expansion into new data storage markets;

•	consolidation trends in the data storage industry;

•	currency fluctuations and fluctuations in interest rates that may impact the Company’s margins and international sales;

•	the risk of non-compliance with the legal, regulatory, administrative and environmental climate in the international markets where the Company operates; and

•	cyber-attacks or other data breaches that disrupt its operations or result in the dissemination of proprietary or confidential information.

Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1.	BUSINESS

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSD”) and their related controllers, solid state hybrid drives (“SSHD”) and storage subsystems.

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

Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

Our cloud systems and solutions extend innovation from the device into the information infrastructure, onsite and in the cloud. Our portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Industry Overview

Data Storage Industry

The data storage industry is comprised of companies that manufacture components or subcomponents designed for data storage devices and companies that provide storage solutions, software and services for enterprise cloud, big data and computing platforms.

Markets

The principal markets served by the data storage industry are:

Enterprise Storage. We define enterprise storage as dedicated storage area networks and hyperscale cloud storage environments. Enterprise data centers run solutions which are designed for mission critical performance and nearline high capacity applications.

Mission critical applications are defined as those that are vital to the operation of large-scale enterprise workloads, requiring high performance and high reliability storage solutions. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises utilizing dedicated storage area networks. Our storage solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

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

Enterprise serial attached SCSI (“SAS”) SSDs are designed to deliver superior performance, reliability and enterprise features to meet the demands of I/O-intensive applications, with potential for substantial power savings. Non-Volatile Memory Express (“NVMe”) SSDs and add-in cards are designed to optimize enterprise applications with a persistent, high-performance, high-capacity memory design. They also leverage flash and software to accelerate any server virtualized deployment and moves any big data to the realm of real time.

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

Client Non-Compute. We define client non-compute applications as solutions designed for consumer electronic devices and disk drives used for external storage. Disk drives designed for consumer electronic devices are primarily used in applications such as surveillance systems, NAS and DVRs that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external storage is designed for purposes such as portable external storage, and to augment storage capacity in the consumer’s current desktop, notebook, tablet or DVR devices. We believe the proliferation and personal creation of media-rich digital content will continue to create increasing consumer demand for higher capacity storage solutions.

Cloud Systems and Solutions. We define cloud systems and solutions as applications that provide cloud based solutions to businesses for the purpose of scale-out storage solutions and modular systems. Systems can contain HDDs and SSDs and can offer file management systems, software, and even compute power.

Participants in the data storage industry include:

Major subcomponent manufacturers. Companies that manufacture components or subcomponents used in data storage devices or solutions include companies that supply spindle motors, heads and media, application specific integrated circuits (“ASICs”).

Hardware storage solutions manufacturers. Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers which include integrating flash memory into storage products such as SSDs.

System integrators. Companies, such as OEMs, that bundle and package storage solutions into client compute, client non-compute or enterprise applications as well as enterprise storage solutions. Distributors that integrate storage hardware and software into end-user applications and Cloud Service Providers (“CSP”) that provide cloud based solutions to businesses for the purpose of scale-out storage solutions and modular systems that are also included in this category.

Storage services. Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of data.

Hyperscale Data Centers. Increasingly, large hyperscale data center companies are designing their own storage subsystems and having those built by contract manufacturers for use inside their own data centers. This trend is reshaping the storage system and subsystem market and driving innovation in system design and changes in the competitive landscape of the large storage system vendors.

Demand for Data Storage

The continued advancement of the cloud, the proliferation of a variety of mobile devices globally, development of the Internet of Things (“IoT”), increasingly pervasive use of video surveillance, evolution of consumer electronic devices, and enterprise use of big data analytics are driving the growth of digital content. Factors contributing to the growth of digital content include:

•	Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition video, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

•	Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, Netflix®, Google® and YouTube®;

•	New surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

•	Creation and collection of data through the evolution of the IoT ecosystem, big data analytics and new technology trends such as self-driving cars and drones;

•	Build out of large numbers of cloud data centers by cloud service providers and private companies transitioning on-site data centers into the cloud; and

•	Protection of increased digital content through redundant storage on backup devices and externally provided storage services.

As a result of these factors, the nature and volume of content being created requires greater storage, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, manage, distribute, analyze and backup such content. We expect this to support the growth in demand for data storage solutions in developed and emerging economies well into the future.

The amount of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving IoT. In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for data storage solutions going forward.

Demand Trends for Disk Drives

We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the manner in which hard drives are delivered to market and utilized by our customers will evolve as well.

We believe that in the foreseeable future the traditional enterprise and client compute markets that require high-capacity storage solutions, and the data intensive client non-compute markets will continue to be best served by hard disk drives due to the industry’s ability to deliver the most cost effective, reliable and energy efficient mass storage devices although the advance of solid state technology in the above markets is expected to increase as well. Furthermore, the increased use of client non-compute devices that both consume media-rich digital content streamed from the cloud and create rich digital content that is stored in the cloud, increases the demand for high capacity hard disk drives in enterprise nearline applications.

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

Our Business

Disk Drive Technology

The design and manufacturing of disk drives depends on highly advanced technology and manufacturing techniques and therefore requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components found in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms are focused around the areal density of media and read/write head technologies. Using an integrated platform design and manufacturing leverage approach allows us to deliver a portfolio of disk drive products to service a wide range of data storage applications and industries.

Disk drives that we manufacture are commonly differentiated by the following key characteristics:

•	storage capacity, commonly expressed in gigabytes (“GB”) or terabytes (“TB”), which is the amount of data that can be stored on the disk drive;

•	spindle rotation speed, commonly expressed in revolutions per minute (“RPM”), which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disk drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disk surface;

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disk drive;

•	input/output operations per second (“IOPS”), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;

•	product quality and reliability, commonly expressed in annualized return rates; and

•	energy efficiency, commonly measured by the power output necessary to operate the disk drive.

Areal density is measured by storage capacity per square inch on the recording surface of a disk. The storage capacity of a disk drive is determined by the number of disks it contains as well as the areal density capability of these disks. We have been pursuing, and will continue to pursue, a number of technologies to increase areal densities across the entire range of our products for expanding disk drive capacities and reducing the number of disks and heads per drive to further reduce product costs.

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

Printed Circuit Board Assemblies. The printed circuit board assemblies (“PCBAs”) are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as serial advanced technology architecture (“SATA”); small computer system interface (“SCSI”); SAS; or Fibre Channel (“FC”) to communicate to the host systems. We outsource to third parties the manufacture and assembly of the PCBAs used in our disk drives. We do not manufacture any ASICs, but we participate in their proprietary design.

Head Disk Assembly. The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly (“E-block”) that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products. We use a combination of internally manufactured and externally sourced head disk assemblies.

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

Enterprise Storage

Enterprise Performance HDDs. Our 10,000 and 15,000 RPM Enterprise Performance disk drives feature increased throughput and improved energy efficiency, targeted at high random performance server application needs. Performance 10,000 RPM HDDs ship in storage capacities ranging from 300GB to 2.4TB, and our 15,000 RPM HDDs ship in storage capacities ranging from 146GB to 900GB.

Enterprise Capacity and Archive HDDs. Our Enterprise Capacity disk drives ship in 2.5-inch and 3.5-inch form factors and in storage capacities of up to 12TB that mainly rotate at a speed of 7,200 RPM. These products are designed for bulk data storage and server environments that require high capacity, enterprise reliability, energy efficiency, integrated security, and SATA and SAS interfaces. Our Archive HDDs provide up to 8TB of low-cost storage designed specifically for active archive storage environments in cloud data centers where very low cost and power are paramount.

Enterprise SSDs. Our SAS SSD are available in capacities up to 3.8TB and feature 12GB per second interface to deliver the speed and consistency needed for demanding enterprise storage and server applications. We also offer a wide range of NVMe and SATA interface SSDs and add-in cards in our Nytro family with capacities up to 7.7TB.

Client Compute

Desktop HDDs and SSHDs. Our 3.5-inch desktop drives ship in both traditional HDD and SSHD configurations and offer up to 10TB of capacity. Desktop drives are designed for applications such as personal computers and workstations.

Mobile HDDs and SSHDs. Our family of 2.5-inch laptop drives ship in a variety of capacities (up to 5TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops, convertible systems and external storage, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

Client Non-Compute

Surveillance HDDs. Our surveillance drives are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the surveillance market with support for multiple hard drive (“HD”) streams and capacities up to 10TB.

NAS HDDs. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built error recovery controls, power settings, and vibration tolerance. Our NAS HDD solutions are available in capacities up to 10TB.

Video HDDs. Our Video HDDs are used in video applications like DVR’s and media centers. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

Gaming HDDs. Gaming HDDs are specifically optimized for console gaming usage. These products are designed to enhance gaming experience during game-load and game-play and are available in capacities up to 2TB.

Branded Solutions. Our external backup storage solutions are shipped under the Backup Plus and Expansion product lines, as well as under the Maxtor and LaCie brand names. These product lines are available in capacities up to 120TB.

Customers

We sell our products to major OEMs, distributors and retailers.

The following table summarizes our HDD revenue by channel and by geography:

	Fiscal Years Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Revenues by Channel (%)
OEM	67%	69%	71%
Distributors	18%	17%	18%
Retail	15%	14%	11%
Revenues by Geography (%) (1)
Americas	31%	29%	27%
EMEA	17%	17%	16%
Asia Pacific	52%	54%	57%

(1)	Revenue is attributed to countries based on the shipping location.

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

In fiscal years 2017, 2016 and 2015, Dell Inc. accounted for approximately 10%, 12% and 14% of consolidated revenue, respectively. In fiscal year 2015, Hewlett-Packard Company accounted for approximately 12% of consolidated revenue. In fiscal year 2016, HP Inc., formerly known as Hewlett-Packard Company, completed its separation with Hewlett Packard Enterprise Company, and each company accounted for less than 10% of our consolidated revenue in both fiscal year 2016 and 2017. See “Item 1A. Risk Factors—Risks Related to Our Business—We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our major customers.”

Competition

We compete primarily with manufacturers of hard drives used in the enterprise, client compute and client non-compute applications. We are also a supplier of Enterprise SSDs, NVMe add-in cards, cloud storage solutions and storage subsystems through our acquisitions. The markets that we participate in are highly competitive. Disk drive manufacturers compete for a limited number of major disk drive customers but also compete with other companies in the data storage industry that provide SSDs and NVMe add-in technology. Some of the principal factors used by customers to differentiate among data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per gigabyte, time-to-market and time-to-volume leadership, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership, and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently address.

Principal Disk Drive Competitors. There are three companies in the data storage industry that manufacture disk drives:

•	Seagate, selling the Seagate, LaCie and Maxtor brands;

•	Western Digital Corporation, operating the Western Digital, Hitachi Global Storage Technologies subsidiaries and SanDisk; and

•	Toshiba Corporation

Other Competition. We are seeing direct competition from SSD’s that is adversely impacting demand for HDD in some markets including Notebook and Enterprise Mission Critical. We expect that this trend will continue although we believe both product types will be required in the market to satisfy the growing demand for data storage.

Price Erosion. Historically, our industry has been characterized by price declines for disk drive products with comparable capacity, performance and feature sets (“like-for-like products”). Price declines for like-for-like products (“price erosion”) tend to be more pronounced during periods of:

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

We believe the HDD industry experienced modest price erosion in fiscal years 2015, 2016 and 2017.

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

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We believe fiscal year 2015 reflected seasonality consistent with historical patterns. In fiscal year 2016, beyond traditional seasonality, variability of sales was a reflection of more cyclical demand from CSPs based on the timing of large systems installations and the shift of the underlying technology. We believe fiscal year 2017 reflected seasonality consistent with historical patterns.

Research and Development

We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2017, 2016 and 2015, we had product development expenses of approximately $1,232 million, $1,237 million and $1,353 million, respectively, which represented 11%, 11% and 10% of our consolidated revenue, respectively.

Patents and Licenses

As of June 30, 2017, we had approximately 5,600 U.S. patents and 1,300 patents issued in various foreign jurisdictions as well as approximately 1,100 U.S. and 900 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major data storage companies and component manufacturers with respect to patent licenses.

The data storage industry is characterized by significant litigation arising from time to time relating to patent and other intellectual property rights. Because of rapid technological development in the data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse effect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies.” The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome.

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

Employees

At June 30, 2017, we employed approximately 41,000 employees and temporary employees worldwide, of which approximately 33,000 were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

Financial information for our reportable business segment and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data—Note 13. Business Segment and Geographic Information.”

Corporate Information

Seagate Technology public limited company, is a public limited company organized under the laws of Ireland.

Available Information

Availability of Reports. We are a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Exchange Act”), and we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 from 10:00 a.m. until 3:00 p.m. EST. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or (202) 551-6551. Because we make filings to the SEC electronically, the public may access this information at the SEC’s website: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Website Access. Our website is www.seagate.com. We make available, free of charge at the “Investors” section of our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our website.

Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that the Company posts on its corporate website is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media and others interested in the Company to review the information that it shares on www.seagate.com. Information in, or that can be accessed through, our website is not incorporated into this Form 10-K.

Executive Officers

On July 25, 2017 the Company’s board of directors (the “Board of Directors”) appointed William D. Mosley to serve as Chief Executive Officer of the Company, effective October 1, 2017. The Board of Directors also appointed Mr. Mosley to serve as a director of the Company, effective July 25, 2017. Mr. Mosley will serve as a director until the Company’s next annual general meeting of shareholders when he is expected to stand for election by a vote of the Company’s shareholders. On July 25, 2017, the Company also announced that Stephen J. Luczo will step down from his position as Chief Executive Officer, effective October 1, 2017. Mr. Luczo will remain with the Company in the role of Executive Chairman effective October 1, 2017 and will continue to serve as Chairman of the Board of Directors.

The following sets forth the name, age and positions of each of the persons who were serving as executive officers as of August 4, 2017. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	60	Chairman and Chief Executive Officer
William D. Mosley	50	President and Chief Operating Officer
Philip G. Brace (a)	46	President, Cloud Systems and Silicon Group
David H. Morton Jr.	45	Executive Vice President, Finance and Chief Financial Officer
James J. Murphy	58	Executive Vice President, Worldwide Sales and Marketing
Katherine E. Schuelke	54	Senior Vice President, Chief Legal Officer and Corporate Secretary

(a)	Mr. Brace is leaving the Company and will remain for an interim transition period until October 2, 2017.

Stephen J. Luczo. Mr. Luczo, 60, has served as our CEO since January 2009 and as Chairman of the Board of Directors since 2002. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of Seagate Technology (Seagate Technology plc’s predecessor) and, in July 1998, he was promoted to CEO at which time he joined the Board of Directors as a director of Seagate Technology. Mr. Luczo resigned as CEO effective as of July 2004, but remained as Chairman of the Board of Directors. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009, Mr. Luczo was a private investor. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo served on the board of directors of Microsoft Corporation from May 2012 to March 2014.

William D. Mosley. Mr. Mosley, 50, has served as our President, Chief Operating Officer since June 2016 and as a member of the Board since July 25, 2017. He was previously our President, Operations and Technology from October 2013 to June 2016 and our Executive Vice President, Operations from March 2011 until October 2013. Prior to that, he served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; and Vice President, Research and Development, Engineering from 2002 to 2007. Mr. Mosley joined Seagate in 1996 as a Senior Engineer and served in other positions of increasing responsibility until his promotion to Vice President in 2002.

Philip G. Brace. Mr. Brace, 46, has served as our President, Cloud Systems and Silicon Group since July 2015. On June 2, 2017, we announced that Mr. Brace will leave the Company. Mr. Brace will remain with us for an interim period, ending on October 2, 2017, in order to assist with the transition of his responsibilities. Mr. Brace joined Seagate in September 2014 as Executive Vice President and Chief Technology Officer of Silicon Solutions, and was promoted to Interim President of Cloud Systems and Silicon group on April 30, 2015. He was previously employed by LSI Corporation (“LSI”) from August 2005 through September 2014. At LSI, he was the Executive Vice President of the Storage Solutions Group from July 2012 to September 2014 and Senior Vice President and General Manager from January 2009 to July 2012.

David H. Morton Jr. Mr. Morton, 45, has served as our Executive Vice President and Chief Financial Officer since 2015 and our Principal Accounting Officer since 2014. He was previously our Senior Vice President, Finance, Treasurer and Principal Accounting Officer from April 2014 to October 2015 and our Vice President, Finance, Treasurer and Principal Accounting Officer from October 2009 to April 2014; Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005.

James J. Murphy, 58, has served as our Executive Vice President, Worldwide Sales and Marketing since January 2017. From 2003 to 2016, Mr. Murphy was employed by Western Digital Corporation where he served in a variety of executive leadership roles including President of Western Digital Corporation, Executive Vice President of Worldwide Sales & Sales Operations, and Vice President of Asia Pacific sales. Mr. Murphy began his career with IBM in 1984 in the sales organization, where he held a number of sales roles with increasing responsibilities over a seven-year period.

Katherine E. Schuelke, 54, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. She was previously employed by Altera Corporation (“Altera”) from March 1996 through January 2016. At Altera, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary from 2011 through 2016 and Vice President, General Counsel, and Secretary from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001.

ITEM 1A.	RISK FACTORS

If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments which may materially adversely affect our financial results and the results of our operations.

Our industry operates primarily on quarterly purchasing cycles, with much of the order flow in any given quarter typically coming at the end of that quarter. Our quarterly results are subject to substantial fluctuations and can be difficult to predict. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Since we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot provide any assurance that we will be able to accurately predict demand in the future.

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

The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in increased working capital requirements, or under-produce finished goods, adversely affecting our ability to meet customer requirements and maintain our market share. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. Our uneven sales cycle makes inventory management challenging and future financial results less predictable. We cannot be certain that we will be able to recover the costs associated with increased inventory.

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	the impact of variable demand and an aggressive pricing environment for disk drives;

•	the impact of competitive product announcements and possible excess industry supply both with respect to particular disk drive products and with respect to competing alternative storage technology solutions such as solid state drives (“SSDs”) in tablet, notebook and enterprise compute applications;

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy may increase our capital expenditures;

•	dependence on our ability to successfully qualify, manufacture and sell in increasing volumes on a cost-effective basis and with acceptable quality our disk drive products, particularly the new disk drive products with lower cost structures;

•	uncertainty in the amount of purchases from our distributor customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disk drives due to technological advances and/or an oversupply of disk drives in the market and shifting trends in demand which can create supply and demand imbalances;

•	manufacturing delays or interruptions, particularly at our manufacturing facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, or the United States;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions and technology enhancements, uncertain product life cycles and changes in customer demand. The success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our results of operations. Failure to accurately anticipate customers’ need and accurately identify the shift in technological changes could materially adversely affect our long-term financial results.

Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments directed toward new product development may not yield the anticipated benefits. Our market share and results of operations in the future may be adversely affected if we fail to:

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

We face the related risk that consumers and businesses may wait to make their purchases if they want to buy a new product that has been announced but not yet released. If this were to occur, we may be unable to sell our existing inventory of products that may be less efficient and cost effective compared to new products. As a result, even if we are among the first-to-market with a given product, subsequent introductions or announcements by our competitors of new products could cause us to lose revenue and not achieve a positive return on our investment in existing products and inventory.

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

We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. This competition has traditionally been in the markets for handheld consumer electronics applications and now it also includes SSDs for tablet, notebook and enterprise compute applications. Certain customers for both notebook and enterprise compute applications are adopting SSDs as alternatives to hard drives in certain applications. Further adoption of these alternative storage technologies may impact the competitiveness of our product portfolio and reduce our market share and adversely affect our results of operation.

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

We may be unable to effectively plan and make strategic changes in our business which may materially adversely affect our financial and business results. Additionally, we may not achieve the intended benefits of our strategic change efforts.

We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, to successfully acquire and integrate companies that provide complementary products or technologies or to realize the anticipated benefits of such transactions.

Our growth strategy involves pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Additionally, the current trend of consolidation in the data storage industry may materially adversely affect our business and financial results and our future growth prospects. Accordingly, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments may be limited by our leverage level, the covenants contained in the instruments that govern our outstanding indebtedness, and any agreements governing any other debt we may incur.

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

Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments, that we may have impairment of goodwill or acquired intangible assets associated with these acquisitions and that we would incur substantial charges relating to the write-off of in-process research and development. Each of these items could have a material adverse effect on our financial condition and results of operations.

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

Our customers demand new generations of disk drive products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. Such product development requires significant investments in research and development. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

We may fail to successfully anticipate technological shifts, business opportunities and market demand. Additionally, the barriers to entry in developing NAND flash memory products and SSDs may materially adversely affect our future growth prospects. We may fail to develop new products, identify business strategies and introduce competitive product offerings to meet those technological shifts which may materially adversely affect our ability to compete effectively and may impact our future financial results.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We are leveraged and have significant debt service obligations. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities and reduce our options for capital allocation. For example, our high level of debt presents the following risks:

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

The Enterprise Storage market has been adversely affected by the growth of the utilization of NAND flash in mission critical applications. This deterioration of the Enterprise Storage market could cause our operating results to suffer. The potential migration of the Enterprise Storage market to NAND flash memory products and an acceleration of the pace of migration may materially adversely affect our financial results.

Causes of declines in demand for our products in the past have included weakness in macroeconomic environments, announcements or introductions of major new operating systems or semiconductor improvements or changes in consumer preferences, such as the shift to mobile devices. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of our products causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual which may materially adversely affect our financial results.

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

We may not be successful in our efforts to grow our cloud systems and silicon group.

We have made and are continuing to make investments to develop our Cloud Systems and Silicon group. Our Cloud Systems and Silicon group is subject to the following risks:

•	the cloud systems and solutions market may develop more slowly than we expect;

•	we may be unable to accurately estimate and predict data center capacity and requirements;

•	we may not be able to offer compelling solutions to enterprises and consumers;

•	our Cloud Systems and Silicon group generally has a long and unpredictable sales cycle, and growth in this business is likely to depend on relatively large customer orders, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses; and

•	the current uncertainty surrounding net neutrality may cause the data center and cloud business to grow at a slower rate than expected.

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

Due to the continuing uncertainty about current macroeconomic conditions affecting consumer and enterprise spending, we believe our customers may postpone spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which could have a material adverse effect on the demand for our products. Additionally, enterprise spending continues to remain cautious in many regions around the world. Other factors that could influence demand include conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Macroeconomic developments like the ongoing withdrawal of the United Kingdom from the European Union, the debt crisis in certain countries in the European Union and slowing economies in parts of Asia and South America could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund hardware systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.

Our quarterly revenue and results of operations may fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

•	current uncertainty in global economic conditions may pose a risk to the overall economy;

•	adverse changes in the level of economic activity in the major regions in which we do business;

•	competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

•	delays or problems in our introduction of new, more cost-effective products, the inability to achieve high production yields or delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers;

•	application of new or revised industry standards;

•	disruptions in our supply chain;

•	increased costs or adverse changes in availability of supplies of raw materials or components;

•	the impact of corporate restructuring activities that we have and may continue to engage in;

•	changes in the demand for the computer systems and data storage products that contain our products due to seasonality, economic conditions and other factors;

•	changes in purchases from period to period by our primary customers;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly when the industry is served by multiple suppliers, results in unfavorable supply/demand imbalances;

•	our high proportion of fixed costs, including research and development expenses;

•	any impairments in goodwill or other long-lived assets;

•	announcements of new products, services or technological innovations by us or our competitors; and

•	adverse changes in the performance of our products.

As a result, we believe that quarter-to-quarter and year-over-year comparisons of our revenue and results of operations may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Our results of operations in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our ordinary shares.

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

We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our major customers.

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

We have significant sales and manufacturing operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. Additionally, the manufacturing of some of our products is concentrated in certain geographical locations. The production of certain drive subassemblies are limited to Thailand and the production of media is limited to Singapore. Disruptions in the economic, environmental, political, legal or regulatory landscape in these countries may have a material adverse impact on our manufacturing operations.

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, United Kingdom and the European Union have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our price, and adversely impact our profit margins. A weakened dollar could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts. However, these contracts may not cover our full exposure and subject us to certain counterparty credit risks. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.

•	Longer Payment Cycles. Our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, and the impact of international holidays like the Chinese New Year, typically result in lower earnings during those periods.

•	Legal and Regulatory Limitations. Our international operations are affected by limitations on imports, tariffs, duties, currency exchange control regulations, price controls, export control laws, antitrust matters including the trade and economic sanctions administered by the Office of Foreign Assets Control, and other restraints on trade. In addition, China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, and the European Union have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, antitrust, price controls and international trade. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors, or agents will not violate these or other applicable laws, rules and regulations to which we may be subject. Violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. In addition, the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations are reshaping international tax rules in numerous countries. These actual and potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles, and interpretations could increase the risk of double taxation, cause increased tax audit activity, and could impact our effective tax rate.

•	Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

•	Global Health Outbreaks. The occurrence of a pandemic disease may adversely impact our operations, and some of our key customers. Such diseases could also potentially disrupt the timeliness and reliability of the distribution network we rely on.

•	Tariffs or Other Restrictions on Foreign Imports. The U.S. government could impose tariffs or other restrictions on foreign imports. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

•	Access to Personnel. There is substantial competition for qualified and capable personnel in certain jurisdictions in which we operate, including China, which may make it difficult for us to recruit and retain qualified employees in sufficient numbers. Increased difficulty in recruiting or retaining sufficient and adequate personnel in our international operations may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations.

We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm, and other serious negative consequences if we encounter cyber-attacks, ransomware or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third-parties.

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, floods, fire, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, cyber-attacks, ransomware, system security breaches or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers and vendors, including sensitive and personally identifiable information. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. We have been, and will likely continue to be, subject to computer viruses or other malicious codes, cyber-attacks, or other computer-related attempts to breach the information technology (“IT”) systems we use for these purposes. We may also be subject to IT system failures and network disruptions due to these factors. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

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

We are subject to laws, rules, and regulations in the U.S., U.K., European Union and other countries relating to the collection, use, and security of user data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers or employees of a data security breach. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. These laws, protocols and standards continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with applicable federal, state or international privacy-related or data protection laws we may be subject to proceedings by governmental entities and incur penalties or significant legal liability.

From time to time, we may be subject to litigation, government investigations or governmental proceedings, which may adversely impact our results of operations and financial condition.

From time to time, the Company may be involved in various legal, regulatory or administrative investigations, negotiations or proceedings arising in the normal course of business.

In the event of litigation, government investigations or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation or government proceeding, we could be required to pay substantial damages, fines or penalties, and cease certain practices or activities, which could materially harm our business.

The costs associated with litigation and government investigations can also be unpredictable depending on the complexity and length of time devoted to such litigation or investigation. Litigation, investigations or government proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.

If we do not control our fixed costs, we will not be able to compete effectively in our industry.

We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time controlling operating expenses. If we do not control our operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce operating costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts and efforts to increase automation. Our restructuring efforts may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially adversely affect our financial results.

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

We rely on sole suppliers or a limited number of suppliers for some or all of these components that we do not manufacture, including aluminum and glass substrates, read/write heads, ASICs, spindle motors, printed circuit boards, and suspension assemblies. Many of such component suppliers are geographically concentrated which makes our supply chain more vulnerable to regional disruptions such as severe weather, acts of terrorism and unpredictable geo-political climate which may have a material impact on the production and availability of many components. If our vendors for these components are unable to meet our cost, quality, and supply requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience a shortage in supply or an increase in production costs, which would materially adversely affect our results of operations and our financial results.

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

In August 2012, the SEC adopted rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements. Additionally, the regulatory and compliance framework for conflict minerals may undergo changes which may further increase the cost of compliance. Our stakeholders and customers may place increased demands on our compliance framework which may in turn negatively impact our relationships with our suppliers.

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

War, terrorism, geopolitical uncertainties, natural disasters, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power shortages, terrorist attacks, other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in our operations and some of our key customers.

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

From time to time, we engage in restructuring plans that may result in workforce reduction and consolidation of our real estate facilities and our manufacturing footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans are expected to be formalized. As a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and/or inefficiency during transitional periods. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that the cost reduction and global footprint consolidation will be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our result of operations may suffer.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 8. Financial Statements and Supplementary Data-Note 14. Legal, Environmental and Other Contingencies” contained in this report for a description of pending intellectual property proceedings.

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

Our company headquarters are located in Ireland, while our U.S. executive offices are located in Cupertino, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire at various times through 2082.

Our main material manufacturing, product development and marketing and administrative facilities at June 30, 2017 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	642,000	Product development and marketing and administrative
Colorado	Owned/Leased	664,000	Product development
Minnesota	Owned/Leased	1,104,000	Manufacture of recording heads and product development
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Wuxi	Leased	704,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,504,000	Manufacture of media
Shugart	Owned (1)	410,000	Product development
Thailand
Korat	Owned/Leased	2,725,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	421,000	Manufacture of drive subassemblies

(1)	Land leases for these facilities expire at varying dates through 2067.

As of June 30, 2017, we owned or leased a total of approximately 12.4 million square feet of space worldwide. We occupied approximately 6.9 million square feet for the purpose of manufacturing, 2.0 million square feet for product development, 1.1 million square feet for marketing and administrative purposes. Included in the 12.4 million square feet of owned or leased space is a total of 2.4 million square feet that is currently unoccupied. Substantially all of this unoccupied space relates to owned facilities that are being actively marketed for disposition and have been classified as held for sale assets included in Other current assets in the Consolidated Balance Sheet as of June 30, 2017. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.

ITEM 3.	LEGAL PROCEEDINGS

See “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares trade on the NASDAQ Global Select Market under the symbol “STX.” The high and low sales prices of our shares, as reported by the NASDAQ Global Select Market, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ended October 2, 2015	$52.88	$41.59
Quarter ended January 1, 2016	$49.50	$32.38
Quarter ended April 1, 2016	$37.45	$26.25
Quarter ended July 1, 2016	$35.79	$18.42
Quarter ended September 30, 2016	$39.04	$22.09
Quarter ended December 30, 2016	$41.45	$32.45
Quarter ended March 31, 2017	$49.79	$35.54
Quarter ended June 30, 2017	$50.96	$38.28

As of July 31, 2017 there were approximately 600 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2017 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 29, 2012 to June 30, 2017. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on June 29, 2012, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH

CUMULATIVE TOTAL RETURN*

Among Seagate Technology plc, The S&P 500 Index

And The Down Jones US Computer Hardware Index

	6/29/2012	6/28/2013	6/27/2014	7/3/2015	7/1/2016	6/30/2017
Seagate Technology plc	$100.00	$186.97	$242.71	$215.71	$128.28	$198.37
S&P 500	100.00	120.36	129.42	149.14	160.76	192.94
Dow Jones US Computer Hardware	100.00	79.30	121.57	150.96	124.19	183.03

*	$100 invested on 6/29/2012 in stock and in indices, including reinvestment of dividends.

Copyright © 2017 Bloomberg Finance L.P. All rights reserved.

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

The following were dividends declared in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 11, 2015	August 25, 2015	$0.54
November 6, 2015	November 20, 2015	$0.63
February 9, 2016	February 23, 2016	$0.63
May 10, 2016	May 24, 2016	$0.63
September 21, 2016	October 5, 2016	$0.63
December 21, 2016	January 4, 2017	$0.63
March 22, 2017	April 5, 2017	$0.63
June 21, 2017	July 5, 2017	$0.63

In addition, on July 25, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.63 per share, which will be payable on October 4, 2017 to shareholders of record as of the close of business on September 20, 2017.

From the closing of our initial public offering in December 2002 through fiscal year 2017, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $4.9 billion in the aggregate.

Repurchases of Our Equity Securities

On April 22, 2015, the Board of Directors authorized the company to repurchase an additional $2.5 billion of its outstanding ordinary shares. As of June 30, 2017, $1.3 billion remained available for repurchase under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association. There is no expiration date on these authorizations.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended June 30, 2017, including statutory tax withholdings related to vesting of employee equity awards:

Period (In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1st Quarter through 3rd Quarter of Fiscal Year 2017	8	$34.80	8	$273	$1,484
April 1, 2017 through April 28, 2017	—	41.89	—	20	1,464
April 29, 2017 through May 26, 2017	5	42.67	5	193	1,271
May 27, 2017 through June 30, 2017	—	42.62	—	1	1,270

Through 4th Quarter of Fiscal Year 2017	13	37.84	13	$487	1,270

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, to fully understand factors that may affect the comparability of the information presented below.

The Consolidated Statements of Operations data for the fiscal years ended June 30, 2017, July 1, 2016 and July 3, 2015, and the Consolidated Balance Sheets data as of June 30, 2017 and July 1, 2016, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended June 27, 2014 and June 28, 2013, and the Consolidated Balance Sheets data at July 3, 2015, June 27, 2014 and June 28, 2013, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014	June 28, 2013
Revenue	$10,771	$11,160	$13,739	$13,724	$14,351
Gross margin	3,174	2,615	3,809	3,846	3,940
Income from operations	1,054	445	2,058	1,776	2,091
Net income	772	248	1,742	1,570	1,838
Total assets (a)	9,268	8,213	9,801	9,445	9,204
Total debt (a)	5,021	4,091	4,111	3,873	2,738
Equity	$1,364	$1,593	$3,018	$2,832	$3,506

Net income per share:
Basic	$2.61	$0.83	$5.38	$4.66	$4.97
Diluted	2.58	0.82	5.26	4.52	4.81
Number of shares used in per share calculations:
Basic	296	299	324	337	370
Diluted	299	302	331	347	382
Cash dividends declared per ordinary share	$2.52	$2.43	$2.05	$1.67	$1.40

(a)	The Company adopted ASU 2015-03 in the September 2016 quarter on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt previously disclosed as of the fiscal years ended 2013 through 2016 by $39 million, $47 million, $44 million and $39 million, respectively within the Consolidated Balance Sheets.

Supplementary Financial Data (Unaudited)

Quarterly Data

The Company operated and reported financial results based on a 13-week quarters in fiscal years 2017 and 2016, which ended on the Friday closest to September 30, December 31, March 31 and June 30.

	Fiscal Year 2017 Quarters Ended
(In millions, except per share data)	June 30, 2017	March 31, 2017	December 30, 2016	September 30, 2016
Revenue	$2,406	$2,674	$2,894	$2,797
Gross margin	666	816	891	801
Income from operations	196	266	370	221
Net income	114	194	297	167
Net income per share:
Basic	$0.39	$0.66	$1.00	$0.56
Diluted	0.38	0.65	1.00	0.55

	Fiscal Year 2016 Quarters Ended
(In millions, except per share data)	July 1, 2016	April 1, 2016	January 1, 2016	October 2, 2015
Revenue	$2,654	$2,595	$2,986	$2,925
Gross margin	662	524	741	689
Income from operations	103	27	229	86
Net income (loss)	70	(21)	165	34
Net income (loss) per share:
Basic	$0.23	$(0.07)	$0.55	$0.11
Diluted	0.23	(0.07)	0.55	0.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended June 30, 2017, July 1, 2016 and July 3, 2015.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2017 comprised 52 weeks and ended on June 30, 2017. Fiscal year 2016 comprised 52 weeks and ended on July 1, 2016. Fiscal year 2015 comprised 53 weeks and ended on July 3, 2015. Fiscal year 2018 will be 52 weeks and will end on June 29, 2018.

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations, our restructuring efforts and the projected costs savings for the fiscal quarter ending September 29, 2017 and the fiscal year ending June 29, 2018 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, the impact of the variable demand and adverse pricing environment for disk drives, any regulatory, legal, logistical or other impediments to our ability to execute on our restructuring efforts, our ability to achieve projected cost savings in connection with restructuring plans and consolidation of our manufacturing activities; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; the development and introduction of products based on new technologies and expansion into new data storage markets; the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends; consolidation trends in the data storage industry; currency fluctuations that may impact the Company’s margins and international sales; cyber-attacks or other data breaches that disrupt its operations or results in the dissemination of proprietary or confidential information and cause reputational harm; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; the risk of non-compliance with the legal, regulatory, administrative and environmental climate in the international markets where we operate; and fluctuations in interest rates. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Discussion of our business.

•	Business Overview. Discussion of industry trends and their impact on our business.

•	Fiscal Year 2017 Summary. Overview of financial and other highlights affecting us for fiscal year 2017.

•	Results of Operations. Analysis of our financial results comparing fiscal years 2017 to 2016 and comparing fiscal years 2016 to 2015.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of June 30, 2017 and an explanation of off-balance sheet arrangements.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSD”) and their related controllers, solid state hybrid drives (“SSHD”) and storage subsystems.

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

Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

Our cloud systems and solutions extend innovation from the device into the information infrastructure, onsite and in the cloud. Our portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Business Overview

Our industry is characterized by several trends and factors that have a material impact on our strategic planning, financial condition and results of operations.

Demand for Data Storage

The continued advancement of the cloud, the proliferation of a variety of mobile devices globally, development of the Internet of Things (“IoT”), increasingly pervasive use of video surveillance, evolution of consumer electronic devices, and enterprise use of big data analytics are driving the growth of digital content. Factors contributing to the growth of digital content include:

•	Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition video, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

•	Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, Netflix®, Google® and YouTube®;

•	New surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

•	Creation and collection of data through the evolution of the IoT ecosystem, big data analytics and new technology trends such as self-driving cars and drones;

•	Build out of large numbers of cloud data centers by cloud service providers and private companies transitioning on-site data centers into the cloud; and

•	Protection of increased digital content through redundant storage on backup devices and externally provided storage services.

As a result of these factors, the nature and volume of content being created requires greater storage, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, manage, distribute, analyze and backup such content. We expect this to support the growth in demand for data storage solutions in developed and emerging economies well into the future.

The amount of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving IoT. In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for data storage solutions going forward.

Demand Trends for Disk Drives

We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the manner in which hard drives are delivered to market and utilized by our customers will evolve as well.

We believe that in the foreseeable future the traditional enterprise and client compute markets that require high-capacity storage solutions, and the data intensive client non-compute markets will continue to be best served by hard disk drives due to the industry’s ability to deliver the most cost effective, reliable and energy efficient mass storage devices although the advance of solid state technology in the above markets is expected to increase as well. Furthermore, the increased use of client non-compute devices that both consume media-rich digital content streamed from the cloud and create rich digital content that is stored in the cloud, increases the demand for high capacity hard disk drives in enterprise nearline applications.

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

Price Erosion

Historically, our industry has been characterized by price declines for disk drive products with comparable capacity, performance and feature sets (“like-for-like products”). Price declines for like-for-like products (“price erosion”) tend to be more pronounced during periods of:

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

We believe the HDD industry experienced modest price erosion in fiscal years 2015, 2016 and 2017.

Product Life Cycles and Changing Technology

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

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We believe fiscal year 2015 reflected seasonality consistent with historical patterns. In fiscal year 2016, beyond traditional seasonality, variability of sales was a reflection of more cyclical demand from CSPs based on the timing of large systems installations and the shift of the underlying technology. We believe fiscal year 2017 reflected seasonality consistent with historical patterns.

Fiscal Year 2017 Summary

During the fiscal year 2017, we shipped 263 exabytes, generating revenue of $10.8 billion and gross margins of 29%. Our operating cash flow was $1.9 billion. We repurchased approximately 12 million of our ordinary shares during the year for approximately $460 million. We issued $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024 and paid $316 million for the redemption and repurchase of our outstanding debt, as well as paid $561 million in dividends in fiscal year 2017.

Results of Operations

We list in the tables below summarized information from our Consolidated Statements of Operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
Revenue	$10,771	$11,160	$13,739
Cost of revenue	7,597	8,545	9,930

Gross margin	3,174	2,615	3,809
Product development	1,232	1,237	1,353
Marketing and administrative	606	635	857
Amortization of intangibles	104	123	129
Restructuring and other, net	178	175	32
Gain on arbitration award, net	—	—	(620)

Income from operations	1,054	445	2,058
Other expense, net	(239)	(171)	(88)

Income before income taxes	815	274	1,970
Provision for income taxes	43	26	228

Net income	$772	$248	$1,742

	Fiscal Years Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Revenue	100%	100%	100%
Cost of revenue	71	77	72

Gross margin	29	23	28
Product development	11	11	10
Marketing and administrative	5	6	7
Amortization of intangibles	1	1	1
Restructuring and other, net	2	2	—
Gain on arbitration award, net	—	—	(5)

Income from operations	10	4	15
Other expense, net	(2)	(2)	(1)

Income before income taxes	8	2	14
Provision for income taxes	1	—	2

Net income	7%	2%	12%

The following table summarizes HDD information regarding average drive selling prices (“ASPs”), exabytes shipped, and revenues by channel and geography:

	Fiscal Years Ended
	June 30, 2017	July 1, 2016	July 3, 2015
ASPs (per unit)	$66	$61	$61
Exabytes Shipped	263	233	228
Revenues by Channel (%)
OEMs	67%	69%	71%
Distributors	18%	17%	18%
Retailers	15%	14%	11%
Revenues by Geography (%)
Americas	31%	29%	27%
EMEA	17%	17%	16%
Asia Pacific	52%	54%	57%

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenue

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	% Change
Revenue	$10,771	$11,160	$(389)	(3)%

Revenue in fiscal year 2017 decreased approximately 3% or $0.4 billion, from fiscal year 2016, as a result of price erosion partially offset by an increase in exabytes shipped.

Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	% Change
Cost of revenue	$7,597	$8,545	$(948)	(11)%
Gross margin	$3,174	$2,615	$559	21%
Gross margin percentage	29%	23%

For fiscal year 2017, gross margin as a percentage of revenue increased by 600 basis points compared to the prior fiscal year due to a favorable product mix and improved factory utilization resulting from cost savings due to our ongoing workforce reductions and manufacturing consolidation activities, partially offset by price erosion.

Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	% Change
Product development	$1,232	$1,237	$(5)	— %
Marketing and administrative	606	635	(29)	(5)%
Amortization of intangibles	104	123	(19)	(15)%
Restructuring and other, net	178	175	3	2%

Operating expenses	$2,120	$2,170	$(50)

Product Development Expense. Product development expenses for fiscal year 2017 decreased from fiscal year 2016 primarily due to a $102 million decrease in salaries and related benefits as a result of an increase in operational efficiencies in our business and the restructuring of our workforce in the prior periods, offset by a $71 million increase in variable compensation and share-based compensation driven by better financial performance and a $26 million increase in impairment charges related to the closure of our Korea design center.

Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2017 decreased from fiscal year 2016 primarily due to a decrease in salaries and related benefits of $52 million as a result of the restructuring of our workforce in prior periods, a $28 million cost reduction resulting from an increase in operational efficiencies in our business and the completion of certain promotional and branding activities in fiscal year 2016, partially offset by a $51 million increase in variable compensation and share-based compensation driven by better financial performance.

Amortization of Intangibles. Amortization of intangibles for fiscal year 2017 decreased by $19 million, as compared to fiscal year 2016, due to certain intangible assets reaching the end of their useful life.

Restructuring and Other, net. Restructuring and other, net for fiscal year 2017 was comprised primarily of restructuring charges recorded during the September 2016 quarter and March 2017 quarter to reduce our workforce by approximately 6,800 employees, as we continue to consolidate our global footprint across Asia, EMEA and the Americas.

Restructuring and other, net for fiscal year 2016 comprised of restructuring charges recorded during the September 2015 quarter, March 2016 quarter and June 2016 quarter, to reduce our workforce by approximately 4,600 employees and align our manufacturing footprint with current macroeconomic conditions.

Other expense, net

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	% Change
Other expense, net	$(239)	$(171)	$(68)	40%

Other expense, net for fiscal year 2017 increased by $68 million, as compared to fiscal year 2016 primarily due to the $33 million of other income associated with the final payment of unpaid interest on the arbitration award amount in the Company’s case against Western Digital in fiscal year 2016 which did not recur in fiscal year 2017, a $12 million increase from impairment of certain strategic investments and $24 million interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024.

Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	% Change
Provision for income taxes	$43	$26	$17	65%

We recorded an income tax provision of $43 million for fiscal year 2017 compared to an income tax provision of $26 million for fiscal year 2016. Our fiscal year 2017 income tax provision included approximately $2 million of net tax expense associated with various non-recurring items. Our fiscal year 2016 income tax provision included approximately $22 million of income tax benefits primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation.

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

Our income tax provision recorded for fiscal year 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets, and (iii) permanent differences. Our income tax provision recorded for fiscal year 2016 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax benefits associated with the reversal of previously recorded taxes, and (iii) a decrease in valuation allowance for certain deferred tax assets. The acquisition of Dot Hill System Corporation did not have a material impact on our effective tax rate.

Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

At June 30, 2017, our deferred tax asset valuation allowance was approximately $966 million.

At June 30, 2017, we had net deferred tax assets of $602 million, excluding $2 million of deferred taxes on intra-entity transactions. The realization of most of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

As of June 30, 2017, approximately $560 million and $101 million of our total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations from $1 million to $45 million pursuant to U.S. tax law.

We are required to file U.S. federal, U.S. state, and non-U.S income tax returns. We are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2014. With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examination for years ending prior to fiscal year 2006.

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Revenue	$11,160	$13,739	$(2,579)	(19)%

Revenue in fiscal year 2016 decreased approximately 19% or $2.6 billion, from fiscal year 2015, as a result of price erosion, and a decrease in exabytes shipped in the client compute market.

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

Product Development Expense. Product development expenses for fiscal year 2016 decreased from fiscal year 2015 due to a decrease in salaries and other employee benefits of $63 million as a result of the restructuring of our workforce beginning in the second half of fiscal year 2015, a $29 million decrease in variable compensation, and other cost reduction efforts, partially offset by the consolidation of Dot Hill in fiscal year 2016 and LSI’s Flash Business in fiscal year 2015.

Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2016 decreased from fiscal year 2015 primarily due to a decrease in salaries and other employee benefits of $82 million as a result of a restructuring of our workforce beginning in the second half of fiscal year 2015, a $45 million decrease in variable compensation and share-based compensation, a $33 million reduction in advertising due to the completion of certain promotional and branding activities in fiscal year 2016, and increased operational efficiencies in our business.

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

Other expense, net

	Fiscal Years Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Change	% Change
Other expense, net	$(171)	$(88)	$(83)	94%

Other expense, net for fiscal year 2016 increased by $83 million, as compared to fiscal year 2015 primarily due to the absence of partial receipt of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital in fiscal year 2015 compared to $33 million in fiscal year 2016, and a $33 million change in foreign currency remeasurement related to net gains and losses from changes in foreign exchange rates, which were more pronounced in the prior year, partially offset by $74 million of losses from the early redemptions and repurchases of debt in fiscal year 2015 compared to a $3 million gain from the early redemptions and repurchases of debt in fiscal year 2016.

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

On December 18, 2015, the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was enacted. Among other provisions, the PATH Act retroactively reinstated and permanently extended the federal Research and Development (“R&D”) tax credit from December 31, 2014. The permanent extension of the R&D credit had no immediate impact on our income tax provision due to valuation allowances on our U.S. deferred tax assets. None of the other PATH Act changes had a material impact on our income tax provision.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of June 30, 2017.

Cash and Cash Equivalents and Short-term Investments

	As of
(Dollars in millions)	June 30, 2017	July 1, 2016	Change
Cash and cash equivalents	$2,539	$1,125	$1,414
Short-term investments	—	6	(6)

Total	$2,539	$1,131	$1,408

Our cash and cash equivalents and short-term investments increased by $1,408 million from July 1, 2016 as a result of net cash provided by operating activities and the proceeds from the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024. These cash inflows were partially offset by net cash outflows for capital expenditures of $434 million, dividends paid to our shareholders of $561 million, repurchase of our ordinary shares of $460 million and early redemption and repurchase of debt of $316 million. The following table summarizes results from the statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
Net cash flow provided by (used in):
Operating activities	$1,916	$1,680	$2,650
Investing activities	(459)	(1,211)	(1,287)
Financing activities	(46)	(1,820)	(1,495)
Effect of foreign currency exchange rates	—	(3)	(20)

Net increase (decrease) in cash, cash equivalents and restricted cash	$1,411	$(1,354)	$(152)

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year 2017 was approximately $1.9 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation, and:

•	a decrease of $122 million in accounts receivable, primarily due to a decrease in revenue and improved collections; and

•	an increase of $121 million in accounts payable, primarily due to timing of payments of material purchases; offset by

•	an increase of $114 million in inventory, primarily due to an increase in units built in connection with our manufacturing footprint consolidating activities.

Cash provided by operating activities for fiscal year 2016 was approximately $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation, and:

•	a decrease in revenue accelerated by a reduction in the cash conversion cycle, leading to a decrease in working capital.

Cash provided by operating activities for fiscal year 2015 was approximately $2.7 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation, and:

•	a partial payment of $773 million for the arbitration award and related accrued interest received from Western Digital; and

•	a $225 million payment related to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China for tax and interest associated with changes to our tax filings for the calendar years 2007 through 2013.

Cash Used in Investing Activities

In fiscal year 2017, we used $459 million for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $434 million.

In fiscal year 2016, we used $1.2 billion for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $587 million and the acquisition of Dot Hill, net of cash acquired for $634 million.

In fiscal year 2015, we used $1.3 billion or net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $747 million and the acquisition of LSI’s Flash Business for $450 million.

Cash Used in Financing Activities

Net cash used in financing activities of $46 million for fiscal year 2017 was primarily attributable to the following activities:

•	net proceeds of $1.2 billion received from issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024;

•	$86 million in proceeds from the issuance of ordinary shares under employee stock plans, offset by

•	$561 million in dividend payments;

•	$460 million paid to repurchase 12 million of our ordinary shares;

•	$316 million of redemption and repurchase of long-term debt; and

•	$27 million paid for taxes related to net share settlement of equity awards.

Net cash used in financing activities of $1.8 billion for fiscal year 2016 was primarily attributable to the following activities:

•	$1.1 billion paid to repurchase 24 million of our ordinary shares; and

•	$0.7 billion in dividends paid to our shareholders.

Net cash used in financing activities of $1.5 billion for fiscal year 2015 was primarily attributable to the following activities:

•	$1.1 billion paid to repurchase 19 million of our ordinary shares;

•	$1.0 billion for the repurchase and redemption of long-term debt;

•	$0.7 billion in dividends paid to our shareholders; partially offset by

•	proceeds of $1.2 billion from aggregate cash generated from the issuance of our 5.75% Senior Notes due 2034 and 4.875% Senior Notes due 2027.

Liquidity Sources

Our primary sources of liquidity as of June 30, 2017, consisted of: (1) approximately $2.5 billion in cash and cash equivalents, (2) a $700 million senior revolving credit facility and (3) cash we expect to generate from operations.

As of June 30, 2017, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings through January 15, 2020, subject to compliance with financial covenants, other customary conditions to borrowing and investment grade ratings. If the Company does not have investment grade ratings (as defined in the revolving credit facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. We were in compliance with the modified covenants as of June 30, 2017 and expect to be in compliance for the next 12 months.

As of June 30, 2017, cash and cash equivalents held by non-Irish subsidiaries was $2.5 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

On July 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on October 4, 2017 to shareholders of record as of the close of business on September 20, 2017.

As of June 30, 2017, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

The carrying value of our long-term debt as of June 30, 2017 and July 1, 2016 was 5.0 billion and $4.1 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt:

	As of
(Dollars in millions)	June 30, 2017	July 1, 2016	Change
3.75% Senior Notes due November 2018	$710	$800	$(90)
7.00% Senior Notes due November 2021	—	158	(158)
4.250% Senior Notes due March 2022	750	—	750
4.75% Senior Notes due June 2023	951	990	(39)
4.875% Senior Notes due March 2024	500	—	500
4.75% Senior Notes due January 2025	975	995	(20)
4.875% Senior Notes due June 2027	697	700	(3)
5.75% Senior Notes due December 2034	490	490	—

	$5,073	$4,133	$940

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, tender offers, broker assisted purchases or other means. During fiscal year 2017, we repurchased approximately 13 million of our ordinary shares including statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of June 30, 2017, $1.3 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

For fiscal year 2018, we expect capital expenditures to be less than 5% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of June 30, 2017, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Cash Obligations:
Long-term debt	$5,073	$—	$710	$750	$3,613
Interest payments on debt	1,848	241	433	420	754
Purchase obligations (1)	1,484	959	525	—	—
Operating leases (2)	135	19	26	15	75
Capital expenditures	107	107	—	—	—
Other funding requirements (3)	30	12	18	—	—

Subtotal	8,677	1,338	1,712	1,185	4,442
Commitments:
Letters of credit or bank guarantees	106	106	—	—	—

Total	$8,783	$1,444	$1,712	$1,185	$4,442

(1)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.
(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).
(3)	Consists of funding requirements related to strategic commitments.

As of June 30, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $15 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Establishment of Sales Program Accruals. We establish certain distributor and OEM sales programs aimed at increasing customer demand. For OEM sales, rebates are typically based on an OEM customer’s volume of purchases or other agreed upon rebate programs. For the distribution channel, these programs typically involve rebates related to a distributor’s level of sales, order size, advertising or point of sale activity and price protection adjustments. We provide for these obligations at the time that revenue is recorded based on estimated requirements. We estimate these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. Our estimates reflect contractual arrangements but also our judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by our distribution customers. Currently, our distributors’ inventories are within the historical range.

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

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2017, sales programs were approximately 11% of gross revenue. For fiscal years 2016 and 2015, total sales programs of gross revenues were 13% and 10%, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of gross revenue in fiscal years 2017, 2016 and 2015. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins may be reduced.

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

We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and net income. In fiscal years 2017, 2016 and 2015 net changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.3%, 1.0% and 1.1% of revenue during fiscal years 2017, 2016 and 2015, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.2%, 1.1% and 1.1% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

Accounting for Income Taxes. We account for income taxes pursuant to Accounting Standards Codification (“ASC”) Topic 740 (“ASC 740”), Income Taxes. In applying, ASC 740, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

Assessing Goodwill and Other Long-lived Assets for Impairment. We account for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other. As permitted by ASC 350, we perform a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the quantitative goodwill impairment test. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then we perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

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

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes, equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2017, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 30, 2017. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2017.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at June 30, 2017
Assets
Cash equivalents:
Fixed rate	$1,178	$—	$—	$—	$—	$—	$1,178	$1,178
Average interest rate	1.21%						1.21%

Total fixed income	$1,178	$—	$—	$—	$—	$—	$1,178	$1,178
Debt
Fixed rate	$—	$710	$—	$—	$750	$3,613	$5,073	$5,159
Average interest rate		3.75%			4.25%	4.93%	4.66%

Foreign Currency Exchange Risk. From time to time, we may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. At this time, we have not identified any material exposure associated with the changes as a result of the British vote to exit the European Union.

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The Company has no outstanding foreign currency forward exchange contracts as of June 30, 2017.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the fiscal years 2017 and 2016.

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

We are subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Item 8. Financial Statements and Supplementary Data—Note 8. Derivative Financial Instruments” of this Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 30, 2017	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,539	$1,125
Short-term investments	—	6
Accounts receivable, net	1,199	1,318
Inventories	982	868
Other current assets	321	216

Total current assets	5,041	3,533
Property, equipment and leasehold improvements, net	1,875	2,160
Goodwill	1,238	1,237
Other intangible assets, net	281	448
Deferred income taxes	609	616
Other assets, net	224	219

Total Assets	$9,268	$8,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,626	$1,517
Accrued employee compensation	237	184
Accrued warranty	113	104
Accrued expenses	650	444

Total current liabilities	2,626	2,249
Long-term accrued warranty	120	102
Long-term accrued income taxes	15	14
Other non-current liabilities	122	164
Long-term debt	5,021	4,091

Total Liabilities	7,904	6,620
Commitments and contingencies (See Notes 14 and 15)
Shareholders’ Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 291,799,561 issued and outstanding at June 30, 2017 and 298,572,217 issued and outstanding at July 1, 2016	—	—
Additional paid-in capital	6,152	5,929
Accumulated other comprehensive loss	(17)	(25)
Accumulated deficit	(4,771)	(4,311)

Total Shareholders’ Equity	1,364	1,593

Total Liabilities and Equity	$9,268	$8,213

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Fiscal Years Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Revenue	$10,771	$11,160	$13,739
Cost of revenue	7,597	8,545	9,930
Product development	1,232	1,237	1,353
Marketing and administrative	606	635	857
Amortization of intangibles	104	123	129
Restructuring and other, net	178	175	32
Gain on arbitration award, net	—	—	(620)

Total operating expenses	9,717	10,715	11,681

Income from operations	1,054	445	2,058
Interest income	12	3	6
Interest expense	(222)	(193)	(207)
Other, net	(29)	19	113

Other expense, net	(239)	(171)	(88)

Income before income taxes	815	274	1,970
Provision for income taxes	43	26	228

Net income	$772	$248	$1,742

Net income per share:
Basic	$2.61	$0.83	$5.38
Diluted	2.58	0.82	5.26
Number of shares used in per share calculations:
Basic	296	299	324
Diluted	299	302	331
Cash dividends declared per ordinary share	$2.52	$2.43	$2.05

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Years Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Net income	$772	$248	$1,742
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	(3)	(4)	(11)
Less: reclassification for amounts included in net income	4	2	13

Net change	1	(2)	2

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—
Less: reclassification for amounts included in net income	—	—	—

Net change	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	8	(5)
Less: reclassification for amounts included in net income	2	—	—

Net change	2	8	(5)

Foreign currency translation adjustments
Foreign currency translation adjustments	5	(1)	(25)

Total other comprehensive income (loss), net of tax	8	5	(28)

Comprehensive income	$780	$253	$1,714

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Years Ended
	June 30, 2017	July 1, 2016	July 3, 2015
OPERATING ACTIVITIES
Net income	$772	$248	$1,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749	815	841
Share-based compensation	137	120	137
Loss (gain) on redemption and repurchase of debt	7	(3)	74
Loss on sale of property and equipment	—	—	2
Impairment of long-lived assets	42	26	—
Deferred income taxes	3	(2)	2
Other non-cash operating activities, net	20	12	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	122	464	(2)
Inventories	(114)	145	29
Accounts payable	121	(24)	(58)
Accrued employee compensation	53	(78)	(40)
Accrued expenses, income taxes and warranty	47	(42)	(112)
Other assets and liabilities	(43)	(1)	44

Net cash provided by operating activities	1,916	1,680	2,650

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(434)	(587)	(747)
Purchases of strategic investments	(37)	—	—
Purchases of short-term investments	—	—	(5)
Sales of short-term investments	—	—	4
Maturities of short-term investments	6	—	19
Cash used in acquisition of businesses, net of cash acquired	—	(634)	(453)
Other investing activities, net	6	10	(105)

Net cash used in investing activities	(459)	(1,211)	(1,287)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,232	—	1,196
Redemption and repurchase of debt	(316)	(22)	(1,026)
Taxes paid related to net share settlement of equity awards	(27)	(56)	—
Repurchases of ordinary shares	(460)	(1,090)	(1,087)
Dividends to shareholders	(561)	(727)	(664)
Proceeds from issuance of ordinary shares under employee stock plans	86	79	98
Other financing activities, net	—	(4)	(12)

Net cash used in financing activities	(46)	(1,820)	(1,495)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(3)	(20)

Increase (decrease) in cash, cash equivalents and restricted cash	1,411	(1,354)	(152)
Cash, cash equivalents and restricted cash at the beginning of the year	1,132	2,486	2,638

Cash, cash equivalents and restricted cash at the end of the year	$2,543	$1,132	$2,486

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$172	$200	$216
Cash paid for income taxes, net of refunds	$33	$40	$285

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended June 30, 2017, July 1, 2016 and July 3, 2015

(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at, June 27, 2014	327	$—	$5,511	$(2)	$(2,677)	$2,832
Net income					1,742	1,742
Other comprehensive loss				(28)		(28)
Issuance of ordinary shares under employee stock plans	7		98			98
Repurchases of ordinary shares	(19)				(1,087)	(1,087)
Dividends to shareholders					(664)	(664)
Share-based compensation			137			137
Other			(12)	—		(12)

Balance at, July 3, 2015	315	—	5,734	(30)	(2,686)	3,018
Net income					248	248
Other comprehensive income				5		5
Issuance of ordinary shares under employee stock plans	8		79			79
Repurchases of ordinary shares	(23)				(1,090)	(1,090)
Tax withholding related to vesting of restricted stock units	(1)				(56)	(56)
Dividends to shareholders					(727)	(727)
Share-based compensation			120			120
Other			(4)	—		(4)

Balance at, July 1, 2016	299	—	5,929	(25)	(4,311)	1,593
Net income					772	772
Other comprehensive income				8		8
Issuance of ordinary shares under employee stock plans	6		86			86
Repurchases of ordinary shares	(12)				(460)	(460)
Tax withholding related to vesting of restricted stock units	(1)				(27)	(27)
Dividends to shareholders					(745)	(745)
Share-based compensation			137			137

Balance at, June 30, 2017	292	$—	$6,152	$(17)	$(4,771)	$1,364

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company”) is a leading provider of data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSD”) and their related controllers, solid state hybrid drives (“SSHD”) and storage subsystems.

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

The Company’s products are designed for mission critical and nearline applications in enterprise servers and storage systems; client compute applications, where its products are designed primarily for desktop and mobile computing; and client non-compute applications, where its products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

The Company’s cloud systems and solutions extend innovation from the device into the information infrastructure, onsite and in the cloud. Its portfolio includes modular original equipment manufacturers (“OEM”) storage systems and scale-out storage servers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles also requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. Certain prior years amounts reported in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2017 and 2016 were comprised of 52 weeks and ended on June 30, 2017 and July 1, 2016, respectively. Fiscal year 2015 was comprised of 53 weeks and ended on July 3, 2015. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2018 will be 52 weeks and will end on June 29, 2018.

Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive loss, which is a component of Shareholders’ Equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments. Restricted cash and investments represent cash and cash equivalents and investments that are restricted as to withdrawal or use for other than current operations.

Allowances for Doubtful Accounts. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability. This reserve is established based upon historical trends, global macroeconomic conditions and an analysis of specific exposures. The provision for doubtful accounts is recorded as a charge to Marketing and administrative expense on the Company’s Consolidated Statements of Operations.

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

Assessment of Goodwill and Other Long-lived Assets for Impairment. The Company accounts for goodwill in accordance with Accounting Standards Codification (“ASC”) Topic 350 (“ASC 350”), Intangibles—Goodwill and Other. During fiscal year 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (ASC Topic 350)—Simplifying the Test for Goodwill Impairment. The Company performs a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

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

Derivative Financial Instruments. The Company applies the requirements of ASC Topic 815 (“ASC 815”), Derivatives and Hedging. ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

Establishment of Warranty Accruals. The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company’s warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. The Company also exercises judgment in estimating its ability to sell certain repaired products. Should actual experience in any future period differ significantly from its estimates, the Company’s future results of operations could be materially affected.

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs. The Company’s revenue recognition policy complies with ASC Topic 605 (“ASC 605”), Revenue Recognition. Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party’s warehouse facilities, persuasive evidence of an arrangement exists, including a fixed or determinable price to the buyer, and when collectability is reasonably assured. Revenue from sales of products to certain direct retail customers and to customers in certain indirect retail channels is recognized on a sell-through basis.

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

Shipping and Handling. The Company includes costs related to shipping and handling in Cost of revenue in the Consolidated Statements of Operations for all periods presented.

Restructuring Costs. The Company records restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 (“ASC 420”), Exit or Disposal Cost Obligations. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Non-retirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $16 million, $31 million and $64 million in fiscal years 2017, 2016 and 2015, respectively.

Share-Based Compensation. The Company accounts for share-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation-Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of related excess tax benefits.

Accounting for Income Taxes. The Company accounts for income taxes pursuant to ASC Topic 740 (“ASC 740”), Income Taxes. In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company’s uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company’s ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for, and the amount of, a valuation allowance may also change.

Comprehensive Income. The Company presents comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income.

Foreign Currency Remeasurement and Translation. The U.S. dollar is the functional currency for the majority of the Company’s foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other, net on the Company’s Consolidated Statements of Operations. The Company had $4 million and $0 million in remeasurement losses in fiscal years 2017 and 2016, respectively, with $30 million in remeasurement gains in fiscal year 2015.

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other comprehensive loss, which is a component of shareholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

Concentrations

Concentration of Credit Risk. The Company’s customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Dell Inc. accounted for more than 10% of the Company’s accounts receivable as of June 30, 2017.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and foreign currency forward exchange contracts. The Company further mitigates concentrations of credit risk in its investments through diversification, by limiting its investments in the debt securities of a single issuer, and investing in highly-rated securities.

In entering into foreign currency forward exchange contracts, the Company assumes the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and the Company has not incurred and does not expect any losses as a result of counterparty defaults.

Supplier Concentration. Certain of the raw materials, components and equipment used by the Company in the manufacture of its products are available from single-sourced vendors. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components or equipment at acceptable prices, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company may make prepayments to certain suppliers or enter into minimum volume commitment agreements. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the guidance in the first quarter of fiscal 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). Based on its assessment, the Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, utilizing the modified retrospective method of transition.

While management has not yet completed its assessment of the impact of adopting this new standard on the Company’s consolidated financial statements, the Company expects the adoption of the new standard will result in the recognition of revenues generally upon shipment (sell-in basis) for sales of products to certain direct retail customers and customers in certain indirect retail channels which are currently being recognized on a sell-through basis. Accordingly, the Company will need to estimate variable consideration (e.g. rebates) related to customer incentives on these arrangements. These changes are not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The Company is required and intends to adopt the guidance in the first quarter of fiscal 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The Company is required and intends to adopt the guidance in the first quarter of fiscal 2018. Upon adoption, the Company anticipates that this ASU will result in an increase in deferred tax assets relating to net operating losses of approximately $0.5 billion, offset by an equivalent increase in the valuation allowance. This guidance, however, is not expected to have a material impact on the Company’s Consolidated balance sheets, statements of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16 (ASC Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (ASC Topic 718), Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 became effective and was adopted by the Company in the September 2016 quarter on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt by $39 million, within the Consolidated Balance Sheet as of July 1, 2016. ASU 2015-15 became effective and was adopted by the Company in the September 2016 quarter on a retrospective basis with no material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. This ASU became effective and was adopted by the Company in the September 2016 quarter on a prospective basis with no material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18 (ASC Topic 230), Statement of Cash Flows: Restricted Cash. The amendments in this update provide guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. The Company elected to adopt this ASU in the December 2016 quarter on a retrospective basis with no material impact on the Company’s consolidated financial statements and disclosures. The Company classifies restricted cash within Other current assets in the consolidated balance sheets.

In January 2017, the FASB issued ASU 2017-04 (ASC Topic 350), Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in step 1. The Company elected to adopt this ASU in the March 2017 quarter on a prospective basis with no material impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15 (ASC Topic 230), Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU are intended to clarify how certain cash receipts and cash payment are presented and classified in the statement of cash flows. The Company elected to adopt this ASU in the June 2017 quarter on a retrospective basis. The adoption of this guidance had no material impact on the Company’s consolidated financial statements and disclosures.

2. Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 30, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Money market funds	$594	$—	$594
Time deposits and certificates of deposit	584	—	584

Total	$1,178	$—	$1,178

Included in Cash and cash equivalents			$1,174
Included in Other current assets			4

Total			$1,178

As of June 30, 2017, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of June 30, 2017, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 30, 2017.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at June 30, 2017 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,178	$1,178
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$1,178	$1,178

Equity securities which do not have a contractual maturity date are not included in the above table.

The Company reclassified demand deposits from certificates of deposit and money market funds to cash as of July 1, 2016 in the table below to conform to the current year’s presentation. This reclassification did not result in any change to the cash and cash equivalents balance as reported in the Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Money market funds	$232	$—	$232
Corporate bonds	6	—	6
Certificates of deposit	5	—	5

Total	$243	$—	$243

Included in Cash and cash equivalents			$230
Included in Short-term investments			6
Included in Other current assets			7

Total			$243

As of July 1, 2016, the Company’s Other current assets included $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of July 1, 2016, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2016.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014
Cash and cash equivalents	$2,539	$1,125	$2,479	$2,634
Restricted cash included in Other current assets	4	7	7	4

Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$2,543	$1,132	$2,486	$2,638

Accounts Receivable, net

The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	June 30, 2017	July 1, 2016
Accounts receivable	$1,204	$1,327
Allowance for doubtful accounts	(5)	(9)

	$1,199	$1,318

Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (a)	Balance at End of Period
Fiscal year ended July 3, 2015	$12	—	(3)	$9
Fiscal year ended July 1, 2016	$9	1	(1)	$9
Fiscal year ended June 30, 2017	$9	(4)	—	$5

(a)	Uncollectible accounts written off, net of recoveries.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	June 30, 2017	July 1, 2016
Raw materials and components	$350	$307
Work-in-process	257	297
Finished goods	375	264

	$982	$868

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 30, 2017	July 1, 2016
Land and land improvements		$54	$69
Equipment	3 – 5	7,536	7,681
Buildings and leasehold improvements	Up to 30	1,899	1,900
Construction in progress		144	234

		9,633	9,884
Less: accumulated depreciation and amortization		(7,758)	(7,724)

		$1,875	$2,160

Depreciation expense, which includes amortization of leasehold improvements, was $581 million, $641 million and $689 million for fiscal years 2017, 2016 and 2015, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2017, 2016 and 2015, the Company capitalized interest of $4 million, $13 million and $15 million, respectively.

In fiscal years 2017 and 2016, the Company determined it would discontinue the use of certain manufacturing property and equipment in the short-term, and that certain other buildings, land and manufacturing property and equipment were permanently impaired. As a result, the Company recognized charges of $72 million and $53 million in fiscal years 2017 and 2016, respectively, from the write-off and accelerated depreciation of these fixed assets, included $35 million impairment on land and buildings in fiscal year 2017, classified as held for sale under Other current assets in the Consolidated Balance Sheet. Please refer to Note 9. Fair Value for more details. In fiscal year 2017, total charges of $35 million, $35 million and $2 million was recorded to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statement of Operations. In fiscal year 2016, the entire amount was recorded in Cost of revenue in the Consolidated Statement of Operations. The Company did not record any material impairment in fiscal year 2015.

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	June 30, 2017	July 1, 2016
Dividends payable	$184	$—
Other accrued expenses	466	444

Total	$650	$444

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(4)	—	8	(1)	3
Amounts reclassified from AOCI	2	—	—	—	2

Other comprehensive income (loss)	(2)	—	8	(1)	5

Balance at July 1, 2016	(1)	—	(7)	(17)	(25)
Other comprehensive income (loss) before reclassifications	(3)	—	—	5	2
Amounts reclassified from AOCI	4	—	2	—	6

Other comprehensive income (loss)	1	—	2	5	8

Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)

(a)	The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using the specific identification method.

3.	Acquisitions

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

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business in fiscal year 2015, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

The amounts of revenue and earnings of LSI’s Flash Business included in the Company’s Consolidated Statement of Operations from the acquisition date through the end of fiscal year ended July 3, 2015 were not significant.

4.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	Amount
As of July 3, 2015	$874
Goodwill acquired	364
Goodwill disposed	(1)
Foreign currency translation effect	—

As of July 1, 2016	$1,237
Goodwill acquired	—
Goodwill disposed	—
Foreign currency translation effect	1

As of June 30, 2017	$1,238

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. During fiscal year 2017, the in-process research and development (“IPR&D”) of $14 million was completed and reclassified to existing technology. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.

In fiscal years 2017, 2016 and 2015, amortization expense for other intangible assets was $168 million, $174 million and $152 million, respectively.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 30, 2017, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$280	$(112)	$168	3.6 years
Customer relationships	487	(395)	92	3.4 years
Trade name	27	(19)	8	2.1 years
Other intangible assets	29	(16)	13	2.6 years

Total amortizable other intangible assets	$823	$(542)	$281	3.4 years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 1, 2016 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$297	$(79)	$218	4.1 years
Customer relationships	510	(328)	182	3.2 years
Trade name	29	(14)	15	2.6 years
Other intangible assets	29	(10)	19	3.2 years

Total amortizable other intangible assets	$865	$(431)	$434	3.6 years

The carrying value of IPR&D not subject to amortization was $14 million on July 1, 2016.

As of June 30, 2017, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2018	$108
2019	71
2020	53
2021	25
2022	17
Thereafter	7

$281

5.	Restructuring and Exit Costs

During fiscal years 2017, 2016 and 2015, the Company recorded restructuring charges of $178 million, $175 million and $32 million, respectively, comprised primarily of charges related to workforce reduction costs and facility exit costs associated with restructuring of its workforce during each fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

March 2017 Plan—On March 9, 2017, the Company committed to an additional restructuring plan (the “March 2017 Plan”) in connection with the continued consolidation of its global footprint. The Company closed its design center in Korea, resulted in the reduction of the Company’s headcount by approximately 300 employees. The March 2017 Plan was largely completed by the end of fiscal year 2017. In addition, the Company committed to sell its land and building in Korea as part of the plan. This land and building met the criteria to be classified as assets held for sale and were included in Other current assets on the Consolidated Balance Sheet as of June 30, 2017. The Company recorded an impairment charge of $26 million as part of the fair value measurement to reduce the carrying amount of its land and building to its estimated fair value less costs to sell, which is included in Operating expenses on the Consolidated Statements of Operations.

July 2016 Plan—On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan, was largely completed by the end of fiscal year 2017.

June 2016 Plan—On June 27, 2016, the Company committed to a restructuring plan (the “June 2016 Plan”) as part of the Company’s efforts to reduce its cost structure to align with the then current macroeconomic conditions. The June 2016 Plan included reducing worldwide headcount by approximately 1,600 employees. The June 2016 Plan was largely completed by the fiscal quarter ended December 30, 2016 with no material future costs expected to be incurred.

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for fiscal years 2017, 2016 and 2015:

	March 2017 Plan		July 2016 Plan		June 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
All Restructuring Activities
Accrual balances at June 27, 2014	$—	$—	$—	$—	$—	$—	$2	$12	$14
Restructuring charges	—	—	—	—	—	—	23	7	30
Cash payments	—	—	—	—	—	—	(17)	(10)	(27)
Adjustments	—	—	—	—	—	—	3	(1)	2

Accrual balances at July 3, 2015	—	—	—	—	—	—	11	8	19
Restructuring charges	—	—	—	—	69	—	82	24	175
Cash payments	—	—	—	—	(24)	—	(89)	(18)	(131)
Adjustments	—	—	—	—	—	—	1	(1)	—

Accrual balances at July 1, 2016	—	—	—	—	45	—	5	13	63
Restructuring charges	28	3	72	20	—	1	31	12	167
Cash payments	(29)	(3)	(57)	(18)	(41)	(1)	(33)	(16)	(198)
Adjustments	1	—	7	—	(1)	—	—	4	11

Accrual balances at June 30, 2017	$—	$—	$22	$2	$3	$—	$3	$13	$43

Total costs incurred to date as of June 30, 2017	$29	$3	$79	$20	$68	$1	$158	$49	$407

Total expected costs to be incurred as of June 30, 2017	$1	$3	$1	$13	$—	$—	$—	$3	$21

Of the accrued restructuring balance of $43 million at June 30, 2017, $38 million is included in Accrued expenses and $5 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $63 million at July 1, 2016, $61 million is included in Accrued expenses and $2 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet.

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of June 30, 2017 and expects to be in compliance for the next 12 months.

As of June 30, 2017, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes, which mature on November 15, 2018, in a private placement. The interest on the Notes is payable semi-annually on May 15 and November 15 of each year. The Notes are redeemable at the option of Seagate HDD Cayman in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” premium redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining schedule payments of principal and interest on the Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. During fiscal year 2017, the Company repurchased $90 million aggregate principal amount of the 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $3 million, which is included in Other, net in the Company’s Consolidated Statements of Operations.

$600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”). On May 13, 2010, the Company’s subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2020 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The 2020 Notes were redeemable any time prior to May 1, 2015 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an “applicable premium” and accrued and unpaid interest, if any, to the redemption date. The “applicable premium” was equal to the greater of (1) 1% of the principal amount of the 2020 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2015 plus interest payments due through May 1, 2015, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2020 Notes are redeemable at any time on or after May 1, 2015 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2015, the 2020 Notes were fully extinguished through repurchase and redemption for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $26 million, which is included in Other, net in the Company’s Consolidated Statement of Operations.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). On May 18, 2011, the Company’s subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an “applicable premium” and accrued and unpaid interest, if any, to the redemption date. The “applicable premium” will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company’s stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal years 2016 and 2015, the Company repurchased $1 million and $93 million, respectively, aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. For fiscal year 2016, the loss recorded on the repurchase was immaterial and for fiscal year 2015, the Company recorded a loss on the repurchase of approximately $13 million, which were included in Other, net in the Company’s Consolidated Statement of Operations. During fiscal year 2017, the 2021 Notes were fully extinguished through redemption for cash at a premium to their principal amount of $158 million, plus accrued and unpaid interest. For fiscal year 2017, the Company recorded a loss on the redemption of approximately $5 million, which is included in Other, net in the Company’s Consolidated Statement of Operations.

$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $750 million in aggregate principal amount of 4.25% Senior Notes which will mature on March 1, 2022. The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before February 1, 2022, Seagate HDD Cayman may redeem some or all of the 2022 Notes at a “make whole” redemption price, plus accrued and unpaid interest, if any. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the 2022 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2022 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2022 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). On May 22, 2013, Seagate HDD Cayman, issued $1 billion in aggregate principal amount of 4.75% Senior Notes, which mature on June 1, 2023, in a private placement. The obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The 2023 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2023 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The gain recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Consolidated Statement of Operations. During fiscal year 2017, the Company repurchased $39 million aggregate principal amount of its 2023 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Consolidated Statement of Operations.

$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.875% Senior Notes which will mature on March 1, 2024. The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before January 1, 2024, Seagate HDD Cayman may redeem some or all of the 2024 Notes at a “make whole” redemption price, plus accrued and unpaid interest, if any. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the 2024 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 45 basis points, minus accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2024 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate principal amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). On May 28, 2014, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which mature on January 1, 2025. The interest on the Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days’ notice, Seagate HDD may redeem some or all of the Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. During fiscal year 2016, the Company repurchased $5 million aggregate principal amount of its 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The gain recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Consolidated Statement of Operations. During fiscal year 2017, the Company repurchased $20 million aggregate principal amount of the 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $1 million, which is included in Other, net in the Company’s Consolidated Statements of Operations.

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the “2027 Notes”). On May 14, 2015, Seagate HDD Cayman issued, in a private placement, $700 million in aggregate principal amount of 4.875% Senior Notes, which mature on June 1, 2027. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2015. At any time before March 1, 2027, Seagate HDD Cayman may redeem some or all of the Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2027, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2017, the Company repurchased $4 million aggregate principal amount of the 2027 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial gain on the repurchase, which is included in Other, net in the Company’s Consolidated Statements of Operations.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the “2034 Notes”). On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which mature on December 1, 2034. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2034 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $3 million, which is included in Other, net in the Company’s Consolidated Statement of Operations.

At June 30, 2017, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2018	$—
2019	710
2020	—
2021	—
2022	750
Thereafter	3,613

Total	$5,073

7.	Income Taxes

The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
Current income tax expense (benefit):
U.S. Federal	$—	$1	$—
U.S. State	1	2	4
Non-U.S.	39	25	222

Total Current	40	28	226

Deferred income tax expense (benefit):
U.S. Federal	(5)	—	(6)
U.S. State	—	—	(2)
Non-U.S.	8	(2)	10

Total Deferred	3	(2)	2

Provision for (benefit from) income taxes	$43	$26	$228

Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
U.S.	$(22)	$—	$101
Non-U.S.	837	274	1,869

	$815	$274	$1,970

The Company recorded no excess tax benefits associated with stock option deductions in fiscal year 2017. The Company recorded $0.6 million and $2.0 million of excess tax benefits associated with stock option deductions in fiscal years 2016 and 2015, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Deferred tax assets
Accrued warranty	$85	$74
Inventory carrying value adjustments	43	32
Receivable allowance	19	11
Accrued compensation and benefits	99	85
Depreciation	109	173
Restructuring accruals	(1)	14
Other accruals and deferred items	51	50
Net operating losses and tax credit carry-forwards	1,224	1,252
Other assets	11	2

Total deferred tax assets	1,640	1,693
Valuation allowance	(966)	(984)

Net deferred tax assets	674	709

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(7)	(11)
Acquisition-related items	(65)	(92)

Total deferred tax liabilities	(72)	(103)

Deferred taxes on intra-entity transactions	2	—

Total net deferred tax assets	$604	$606

As Reported on the Balance Sheet
Deferred income taxes	$609	$616
Other non-current liabilities	(5)	(10)

Total net deferred income taxes	$604	$606

The deferred tax asset valuation allowance decreased by $18 million in fiscal year 2017 and increased by $55 million and $41 million in fiscal years 2016 and 2015, respectively.

At June 30, 2017, the Company recorded $602 million of net deferred tax assets, excluding $2 million of deferred taxes on intra-entity transactions. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

At June 30, 2017, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $3.4 billion, $2.0 billion and $173 million, respectively, which will expire at various dates beginning in fiscal year 2018, if not utilized. Net operating loss carryforwards of approximately $68 million are scheduled to expire in fiscal year 2018. At June 30, 2017, the Company had U.S. federal and state tax credit carryforwards of $444 million and $105 million, respectively, which will expire at various dates beginning in fiscal year 2018, if not utilized.

As of June 30, 2017, approximately $560 million and $101 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.

For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
Provision at statutory rate	$204	$69	$493
Net U.S. federal and state income taxes	1	3	7
Permanent differences	19	10	2
Valuation allowance	(11)	(1)	15
Non-U.S. losses with no tax benefits	17	1	2
Non-U.S. earnings taxed at other than statutory rate	(186)	(37)	(463)
Audit assessment	—	—	173
Reversal of previously recorded taxes	(4)	(19)	(5)
Other individually immaterial items	3	—	4

Provision for (benefit from) income taxes	$43	$26	$228

A substantial portion of the Company’s operations in Malaysia, Singapore and Thailand operate under various tax holiday programs, which expire in whole or in part at various dates through 2024. Certain tax holidays may be extended if specific conditions are met. The net impact of these tax holiday programs was to increase the Company’s net income by approximately $163 million in fiscal year 2017 ($0.54 per share, diluted), to increase the Company’s net income by approximately $67 million in fiscal year 2016 ($0.22 per share, diluted), and to increase the Company’s net income by approximately $349 million in fiscal year 2015 ($1.05 per share, diluted).

The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of June 30, 2017, was approximately $1.5 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25%, or approximately $375 million would result.

As of June 30, 2017 and July 1, 2016, the Company had approximately $74 million and $76 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $74 million and $76 million as of June 30, 2017 and July 1, 2016, respectively, subject to certain future valuation allowance offsets.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
Balance of unrecognized tax benefits at the beginning of the year	$76	$89	$120
Gross increase for tax positions of prior years	2	12	12
Gross decrease for tax positions of prior years	(7)	(8)	(4)
Gross increase for tax positions of current year	16	11	9
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	(45)
Lapse of statutes of limitation	(13)	(27)	(3)
Non-U.S. exchange (gain)/loss	—	(1)	—

Balance of unrecognized tax benefits at the end of the year	$74	$76	$89

It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2017, the Company recognized net income tax benefit for interest and penalties of $1 million, as compared to net income tax benefit of $8 million during fiscal year 2016, and income tax expense of $26 million during fiscal year 2015. As of June 30, 2017, the Company had $4 million of accrued interest and penalties related to unrecognized tax benefits compared to $6 million in fiscal year 2016.

During the 12 months beginning July 1, 2017, the Company expects that its unrecognized tax benefits could be reduced by approximately $14 million as a result of the expiration of certain statutes of limitation.

The Company is required to file U.S. federal, U.S. state and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. federal income tax returns for years prior to fiscal year 2014. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examination for years ending prior to fiscal year 2006.

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The Company has no outstanding cash flow hedges as of June 30, 2017. The amount of net unrealized loss on cash flow hedges was $2 million as of July 1, 2016.

The Company de-designates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal year 2017 and did not recognize any material amounts during fiscal years 2016 and 2015.

As of June 30, 2017, the Company does not have outstanding foreign currency forward exchange contracts. The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of July 1, 2016:

	As of July 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$47	$10

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of June 30, 2017, the notional investments underlying the TRS amounted to $105 million. The contract term of the TRS is through January 2018 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

As of June 30, 2017, the Company has no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Consolidated Balance Sheets is immaterial.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of July 1, 2016:

	As of July 1, 2016
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	3	Accrued expenses	—

Total derivatives		$3		$(3)

The following tables show the effect of the Company’s derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Operations for the fiscal year ended June 30, 2017:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$(3)	Cost of revenue	$(4)	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$1
Total return swap	Operating expenses	$10

(a)	The amounts of gain or (loss) recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge effectiveness were less than $1 million for the fiscal year ended June 30, 2017.

The following tables show the effect of the Company’s derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Operations for the fiscal year ended July 1, 2016:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$(4)	Cost of revenue	$(2)	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(5)
Total return swap	Operating expenses	$(1)

(a)	The amounts of gain or (loss) recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge effectiveness were less than $1 million for the fiscal year ended July 1, 2016.

9.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 30, 2017:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$592	$—	$—	$592
Time deposits	—	582	—	582

Total cash equivalents and short-term investments	592	582	—	1,174

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3

Total assets	$593	$585	$—	$1,178

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$592	$582	$—	$1,174
Other current assets	1	3	—	4

Total assets	$593	$585	$—	$1,178

The Company reclassified demand deposits from certificates of deposit and money market funds to cash as of July 1, 2016 in the table below to conform to the current year’s presentation. This reclassification did not result in any change to the cash and cash equivalents balance as reported in the Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 30, 2017, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of June 30, 2017 and July 1, 2016, we had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at June 30, 2017 and July 1, 2016 totaled $125 million and $113 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

During the fiscal years 2017, 2016 and 2015, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $25 million, $13 million and $7 million, respectively, in order to write down the carrying amount of the investments to its estimated fair value. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Consolidated Statements of Operations.

In connection with the Company’s manufacturing footprint reduction, the Company has $77 million held for sale assets included in Other current assets on the Consolidated Balance Sheet as of June 30, 2017. These assets primarily consisted of $37 million of land and building in Korea and $26 million of land and building in China, with the remainder of the balance comprised of property at other locations (collectively, the “properties”). The respective properties to be sold met the criteria to be classified as held for sale during the June 2017 and March 2017 quarters. Depreciation related to the properties ceased as of the date these were determined to be held for sale. During fiscal year 2017, the Company recorded impairment charges of $35 million in order to write down the carrying amount of such properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Consolidated Statement of Operations. The fair values were measured with the assistance of third-party valuation models which used inputs such as market comparable data for similar land sale transactions adjusted for difference to indicate value of the subject properties and the cost approach valuation techniques for buildings as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost. The fair value of the Company’s debt is derived using the closing price of the same debt instruments as of the date of valuation, which takes into account the yield curve, interest rates and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt in order of maturity:

	June 30, 2017		July 1, 2016
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$710	$726	$800	$804
7.00% Senior Notes due November 2021	—	—	158	164
4.250% Senior Notes due March 2022	748	765	—	—
4.75% Senior Notes due June 2023	951	987	990	857
4.875% Senior Notes due March 2024	497	511	—	—
4.75% Senior Notes due January 2025	975	984	995	795
4.875% Senior Notes due June 2027	695	698	698	514
5.75% Senior Notes due December 2034	489	488	489	357

	5,065	5,159	4,130	3,491
Less: debt issuance costs	(44)	—	(39)	—

Long-term debt, net of debt issuance costs	$5,021	$5,159	$4,091	$3,491

10.	Shareholders’ Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 291,799,561 shares were outstanding as of June 30, 2017, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 30, 2017.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of June 30, 2017, $1.3 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2017, 2016 and 2015:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through June 27, 2014	285	$7,398
Repurchased in fiscal year 2015	19	1,087

Cumulative repurchased through July 3, 2015	304	8,485
Repurchased in fiscal year 2016 (a)	24	1,146

Cumulative repurchased through July 1, 2016	328	9,631
Repurchased in fiscal year 2017 (a)	13	487

Cumulative repurchased through June 30, 2017	341	$10,118

(a)	For fiscal years 2017 and 2016, including net share settlement of $27 million and $56 million, for 1 million and 1 million shares in connection with tax withholding related to vesting of restricted stock units, respectively.

11.	Share-based Compensation

Share-Based Compensation Plans

The Company’s share-based compensation plans have been established to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the Company’s share-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

Seagate Technology plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27.0 million ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the “SCP”) as of the effective date of the EIP (which was equal to 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the “Share Reserve”). On October 22, 2014, the shareholders authorized the issuance from the EIP of an additional 25 million ordinary shares, par value $0.0001 per share. Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as two and five-tenths shares for every one share granted. On October 19, 2016, the shareholders authorized the issuance from the EIP of an additional 7.5 million ordinary shares, par value $0.0001 per share. As of June 30, 2017, there were approximately 30.8 million ordinary shares available for issuance under the EIP.

Dot Hill Systems 2009 Equity Incentive Plan (the “DHEIP”). Seagate Technology plc acquired the Dot Hill Systems 2009 Equity Incentive Plan effective October 6, 2015. The Company assumed the remaining authorized but unused share reserve of approximately 2 million shares, based on the conversion ratio, from the DHEIP on the acquisition date. Any shares that are subject to options or share appreciation rights granted under the DHEIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as one and five-tenths shares for every one share granted. As of June 30, 2017, there were approximately 1 million ordinary shares available for issuance under the DHEIP.

Seagate Technology plc Employee Stock Purchase Plan (the “ESPP”). There are 50.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of June 30, 2017 there were approximately 4.8 million ordinary shares available for issuance under the ESPP.

Equity Awards

Full-Value Share Awards (e.g. restricted share units, “RSU”) generally vest over a period of three to four years, with cliff vesting of a portion of each award occurring annually, subject to continuous employment with the Company through the vesting date. Options generally vest as follows: 25% of the options will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months. Options granted under the EIP and SCP have an exercise price equal to the fair market value of the Company’s ordinary shares on the grant date. Fair market value is defined as the closing price of the Company’s ordinary shares on NASDAQ on the grant date.

The Company granted awards of performance-based share units (“PSU”) to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company’s Board of Directors, including market-based performance goals. A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2017, 2016 and 2015, the Company granted 0.6 million, 0.4 million and 0.3 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

The Company also granted 0.2 million, 0.2 million and 0.4 million PSUs during fiscal years 2017, 2016 and 2015 respectively, to its senior executive officers which are subject to a performance goal related to the Company’s adjusted earnings per share (the “AEPS” awards). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

Determining Fair Value of Seagate Technology Stock Plans

Valuation and amortization method—The Company estimates the fair value of stock options, RSU and performance awards subject to an AEPS condition granted using the Black-Scholes-Merton valuation model and a single share award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

Expected Term—Expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

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

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

The fair value of the Company’s shares related to options and RSU granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2017, 2016 and 2015 were estimated using the following assumptions:

	Fiscal Years
	2017	2016	2015
Options
Expected term (in years)	4.2	2.1 - 4.2	4.2
Volatility	38 - 42%	33 - 48%	33 - 35%
Weighted-average volatility	39%	36%	34%
Expected dividend rate	4.9 - 6.4%	4.6 - 11.0%	2.9 - 4.0%
Weighted-average expected dividend rate	6.3%	5.6%	3.0%
Risk-free interest rate	1.1 - 1.8%	0.6 - 1.5%	1.1 - 1.5%
Weighted-average fair value	$6.83	$12.28	$12.98
RSU
Expected term (in years)	4.2	4.2	4.2
Expected dividend rate	4.6 - 7.7%	4.6 - 11.0%	2.9% - 4.0%
Weighted-average expected dividend rate	6.4%	5.16%	3.11%
Weighted-average fair value	$30.85	$41.47	$46.1
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	36 - 49%	28 - 46%	28 - 29%
Weighted-average volatility	43%	39%	28%
Expected dividend rate	5.6 - 7.8%	4.6 - 8.3%	3.0 - 3.8%
Weighted-average expected dividend rate	6.8%	6.9%	3.4%
Risk-free interest rate	0.4 - 0.6%	0.2 - 0.5%	0.1%
Weighted-average fair value	$9.78	$9.08	$12.21
PSUs subject to market condition
Expected term (in years)	3.0	3.0	3.0
Volatility	41 - 42%	30%	40%
Weighted-average volatility	41%	30%	40%
Expected dividend rate	6.3 - 7.0%	4.3%	2.8%
Weighted-average expected dividend rate	7.0%	4.3%	2.8%
Risk-free interest rate	0.9 - 1.3%	1.1%	1.1%
Weighted-average fair value	$32.41	$47.34	$58.31
PSUs subject to an AEPS condition
Expected term (in years)	4.2	4.2	4.2
Expected dividend rate	5.9 - 6.4%	4.6 - 7.3%	3.0 - 4.0%
Weighted-average expected dividend rate	6.2%	5.9%	3.3%
Weighted-average fair value	$31.61	$42.09	$46.52

Share-based Compensation Expense

The Company recorded $137 million, $120 million and $137 million of share-based compensation during fiscal years 2017, 2016 and 2015, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

Stock Option Activity

The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars in millions)
Outstanding at July 1, 2016	5.4	$34.91	4.6	$14
Granted	2.3	$36.78
Exercised	(1.6)	$19.87
Forfeitures	(0.3)	$41.07
Expirations	(0.1)	$47.66

Outstanding at June 30, 2017	5.7	$39.24	5.0	$22

Vested and expected to vest at June 30, 2017	5.5	$39.28	5.0	$21

Exercisable at June 30, 2017	2.1	$39.82	3.6	$12

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at June 30, 2017. During fiscal years 2017, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $29 million, $44 million and $92 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2017, 2016 and 2015 were approximately $15 million, $18 million and $10 million, respectively.

At June 30, 2017, the total compensation cost related to options granted to employees but not yet recognized was approximately $25 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Nonvested Awards Activity

The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In millions)
Nonvested at July 1, 2016	4.8	$39.95
Granted	3.1	$30.85
Forfeitures	(0.7)	$39.72
Vested	(2.0)	$37.02

Nonvested at June 30, 2017	5.2	$35.75

At June 30, 2017, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $135 million, net of estimated forfeitures of approximately $8 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal years 2017, 2016 and 2015 were approximately $73 million, $102 million and $156 million, respectively.

Performance Awards

The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In millions)
Performance units at July 1, 2016	1.4	$47.41
Granted	0.8	$32.16
Forfeitures	(0.3)	$41.06
Vested	(0.4)	$41.91

Performance units at June 30, 2017	1.5	$41.88

At June 30, 2017, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $36 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 3.29 years.

ESPP

During fiscal years 2017, 2016 and 2015, the aggregate intrinsic value of shares purchased under the Company’s ESPP was approximately $24 million, $12 million and $15 million, respectively. At June 30, 2017, the total compensation cost related to options to purchase the Company’s ordinary shares under the ESPP but not yet recognized was approximately $1.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2017, the Company issued 2.0 million ordinary shares with a weighted-average purchase price of $26.68 per share.

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the “401(k) plan”), for the benefit of qualified employees. The
401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $4,500 per participating employee. During fiscal years 2017, 2016 and 2015, the Company made matching contributions of $18 million, $19 million and $18 million, respectively.

Deferred Compensation Plan

On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. During fiscal year 2014, the Company entered into a TRS in order to manage the equity market risks associated with the SDCP liabilities. See “Note 8. Derivative Financial Instruments” contained in this report for additional information about the TRS.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
(In millions, except per share data)	June 30, 2017	July 1, 2016	July 3, 2015
Numerator:
Net income	$772	$248	$1,742

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	296	299	324
Weighted-average effect of dilutive securities:
Employee equity award plans	3	3	7

Total shares for purpose of calculating diluted net income per share	299	302	331

Net income per share
Basic	$2.61	$0.83	$5.38
Diluted	$2.58	$0.82	$5.26

The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	June 30, 2017	July 1, 2016	July 3, 2015
Employee equity award plans	1	3	—

13.	Business Segment and Geographic Information

The Company has concluded that its manufacture and distribution of storage solutions constitutes one reporting segment. The Company’s manufacturing operations are based on technology platforms that are used to produce various storage and systems solutions that serve multiple applications and markets. The Company’s main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state and other technologies. The Company has determined that its Chief Executive Officer is the Company’s chief operating decision maker (“CODM”) as he is responsible for reviewing and approving investments in the Company’s technology platforms and manufacturing infrastructure.

In fiscal years 2017, 2016 and 2015, Dell Inc. accounted for approximately 10%, 12% and 14% of consolidated revenue, respectively. In fiscal year 2015, Hewlett-Packard Company accounted for approximately 12% of consolidated revenue. In fiscal year 2016, HP Inc., formerly known as Hewlett-Packard Company, completed its separation with Hewlett Packard Enterprise Company, and each company accounted for less than 10% of our consolidated revenue in both fiscal year 2016 and 2017. No other customer accounted for more than 10% of consolidated revenue in any year presented.

Other long-lived assets consist of property, equipment and leasehold improvements, other intangible assets, capital leases, equity investments and other non-current assets as recorded by the Company’s operations in each area.

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	July 3, 2015
Revenue from external customers (a):
Singapore	$5,070	$5,354	$6,844
United States	3,535	3,376	3,929
The Netherlands	1,501	1,813	2,291
Other	665	617	675

Consolidated	$10,771	$11,160	$13,739

Long-lived assets:
United States	$920	$1,029	$725
Singapore	683	726	900
Thailand	414	349	328
Malaysia	100	201	248
China	61	115	138
Other	202	444	568

Consolidated	$2,380	$2,864	$2,907

(a)	Revenue is attributed to countries based on the shipping location.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.-On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent No. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe U.S. Patent No. 6,314,473 (the “‘473 patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

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

Alexander Shukh v. Seagate Technology-On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination and wrongful failure to name him as an inventor on certain Seagate patents. On March 31, 2014, the district court granted Seagate’s summary judgment motion. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the U.S. Court of Appeals for the Federal Circuit vacated and remanded the district court’s grant of summary judgment on Mr. Shukh’s claim for correction of inventorship and affirmed the district court’s grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals; the petition was denied on December 17, 2015. On March 16, 2016, Shukh filed a petition for writ of certiorari to the U.S. Supreme Court; the petition was denied on June 27, 2016. On March 30, 2017, the parties entered into a confidential settlement to resolve this matter. This settlement did not have a material impact on the Company’s consolidated financial statements.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the “‘995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova has appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. Oral argument for the appeal from PTAB’s decision on the ‘995 patent was held on March 13, 2017, at the court of appeals. On March 20, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘995 patent. Oral argument before the court of appeals for the appeal from PTAB’s decision on the ‘057 patent is scheduled for August 11, 2017. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al.-On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Leases. The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2082 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. Also, certain leases provide for renewal of the lease at the Company’s option at expiration of the lease. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs which are expensed as incurred.

Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at June 30, 2017 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2018	$19
2019	15
2020	11
2021	9
2022	6
Thereafter	75

$135

Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $29 million, $43 million and $50 million for fiscal years 2017, 2016 and 2015, respectively. Total sublease rental income for fiscal years 2017, 2016 and 2015 was $2 million, $3 million and $3 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 30, 2017, total future lease income to be recognized for the Company’s existing subleases is approximately $9 million

Capital Expenditures. The Company’s non-cancelable commitments for construction of manufacturing and product development facilities and purchases of equipment approximated $107 million at June 30, 2017.

Unconditional Purchase Obligations. During fiscal year 2017, the Company had unconditional long-term purchase obligations of approximately $1.1 billion in the aggregate, of which $900 million in the aggregate remains outstanding as of June 30, 2017, to purchase minimum quarterly amounts of inventory components at fixed and variable prices. The Company expects the commitment to total $375 million, $350 million and $175 million for fiscal years 2018, 2019 and 2020, respectively with no remaining commitment thereafter.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the fiscal years ended June 30, 2017, July 1, 2016 and July 3, 2015 were as follows:

	Fiscal Years Ended
(In millions)	June 30, 2017	July 1, 2016	July 3, 2015
Balance, beginning of period	$206	$248	$273
Warranties issued	131	125	147
Repairs and replacements	(114)	(152)	(187)
Changes in liability for pre-existing warranties, including expirations	10	(17)	7
Warranty liability assumed from acquisitions	—	2	8

Balance, end of period	$233	$206	$248

17.	Subsequent Events

July 2017 Restructuring Plan

On July 25, 2017, the Company committed to an additional restructuring plan (the “July 2017 Plan”) to reduce its cost structure. The July 2017 Plan included reducing the Company’s global headcount by approximately 600 employees. The July 2017 Plan, which the Company expects to be substantially completed by the end of the first quarter of fiscal year 2018, is expected to result in total pre-tax charges of approximately $50 million, primarily in the first quarter of fiscal year 2018. These charges are expected to be comprised of cash expenditures on severance and employee-related costs.

Planned Leadership Transition

On July 25, 2017 the Company’s Board of Directors appointed William D. Mosley to serve as Chief Executive Officer, of the Company effective October 1, 2017. The Board of Directors also appointed Mr. Mosley to serve as a director of the Company, effective July 25, 2017. Mr. Mosley will serve as a director until the Company’s next annual general meeting of shareholders when he is expected to stand for election by a vote of the Company’s shareholders. On July 25, 2017, the Company also announced that Stephen J. Luczo will step down from his position as Chief Executive Officer, effective October 1, 2017. Mr. Luczo will remain with the Company in the role of Executive Chairman effective October 1, 2017 and will continue to serve as Chairman of the Board of Directors.

As previously announced on June 2, 2017, Philip G. Brace, President of Cloud Systems and Silicon group, will be leaving the Company. On July 20, 2017, the Company and Mr. Brace agreed that the effective date of his departure will be October 2, 2017.

Dividend Declared

On July 25, 2017, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.63 per share, which will be payable on October 4, 2017 to shareholders of record as of the close of business on September 20, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of June 30, 2017 and July 1, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at June 30, 2017 and July 1, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seagate Technology plc’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 4, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 4, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

We have audited Seagate Technology public limited company (plc)’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Seagate Technology plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of June 30, 2017 and July 1, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 4, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 4, 2017

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

For quarterly financial data see “Part II, Item 6. Selected Financial Data.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 30, 2017.

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

Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2017. The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance,” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K are hereby incorporated by reference in this section. In addition, the information set forth in Part I of this report under “Item 1. Business—Executive Officers” is also incorporated by reference in this section.

We have adopted a Code of Ethics that applies to the Chief Executive officer, the Chief Financial Officer, and the principal accounting officer or controller or persons performing similar functions. This Code of Ethics is available on our Website. The Internet address for our Website is www.seagate.com, and the Code of Ethics may be found from our main Web page by clicking first on “Investors,” next on “Corporate Governance” and then on “Code of Ethics.”

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our Website, at the Internet address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this Item 11 set forth in the section entitled “Compensation of Named Executive Officers” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership beneficial owners and management and related shareholders and equity compensation plans required by this Item 12 set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services required by this Item 14 set forth in the section entitled “Fees of the Independent Auditors” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

/s/ STEPHEN J. LUCZO
Date: August 4, 2017	(Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, David H. Morton, Jr., and Katherine E. Schuelke, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 4, 2017

/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2017

/s/ WILLIAM D. MOSLEY (William D. Mosley)	President, Chief Operating Officer and Director	August 4, 2017

/s/ MARK W. ADAMS (Mark W. Adams)	Director	August 4, 2017

/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 4, 2017

/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 4, 2017

/s/ MEI-WEI CHENG (Mei-Wei Cheng)	Director	August 4, 2017

/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 4, 2017

/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 4, 2017

/s/ DAMBISA F. MOYO (Dr. Dambisa F. Moyo)	Director	August 4, 2017

/s/ CHONG SUP PARK (Dr. Chong Sup Park)	Director	August 4, 2017

/s/ STEPHANIE TILENIUS (Stephanie Tilenius)	Director	August 4, 2017

/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 4, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Scheme of Arrangement among Seagate Technology (“Seagate-Cayman”), Seagate Technology plc (“Seagate-Ireland”) and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology’s Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010

3.1	Constitution of Seagate Technology Public Limited Company as amended and restated by Special Resolution dated October 19, 2016	8-K	001-31560	3.10	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.20	8/20/2010

4.1	Specimen Ordinary Share Certificate	10-K	001-31560	4.10	8/20/2010

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.10	9/21/2006

4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.10	9/21/2006

4.4	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.20	3/3/2010

4.5	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/14/2010

4.6	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Bank of America Securities LLC	8-K	001-31560	4.30	5/14/2010

4.7	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.10	7/6/2010

4.8	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/18/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.9	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.10	5/18/2011

4.10	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.30	5/18/2011

4.11	Indenture dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	5/22/2013

4.12	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.10	5/22/2013

4.13	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	5/22/2013

4.14	Indenture dated as of November 5, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	11/5/2013

4.15	Form of 3.75% Senior Note due 2018	8-K	001-31560	4.10	11/5/2013

4.16	Registration Rights Agreement dated as of November 5, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	11/5/2013

4.17	Indenture dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	5/28/2014

4.18	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.10	5/28/2014

4.19	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	5/28/2014

4.20	Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee.	8-K	001-31560	4.10	12/2/2014

4.21	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.10	12/2/2014

4.22	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, the Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	12/2/2014

4.23	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	2/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.24	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.10	2/3/2017

4.25	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.30	2/3/2017

4.26	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.30	2/3/2017

4.27	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.50	2/3/2017

4.28	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.60	2/3/2017

4.29	Indenture dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/2015

4.30	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	05/14/2015

4.31	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	05/14/2015

10.1+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.10	8/20/2010

10.2+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.30	8/20/2010

10.3+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.60	8/20/2010

10.4+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.70	11/4/2009

10.5+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010

10.6+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010

10.7+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010

10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011

10.9+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan	8-K	001-31560	10.10	10/24/2014

10.10+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.40	1/26/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.30	1/26/2017

10.12+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.20	1/26/2017

10.13+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.10	1/26/2017

10.14+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	10-K	001-31560	10.37	8/8/2014

10.15+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology PLC by Deed Poll on October 21, 2015	10-Q	001-31560	10.10	1/29/2016

10.16+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended	10-Q	001-13317	10.10	5/10/2012

10.17+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	5/5/2010

10.18+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010

10.19+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011

10.20+	Third Amendment to Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013

10.21+	Fourth Amendment to the Seagate Deferred Compensation Plan	10-Q	001-31560	10.40	1/30/2015

10.22+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010

10.23+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.30	1/30/2015

10.24+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.10	10/30/2015

10.25+	Seagate Technology Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.10	11/1/2013

10.26+	Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.10	8/8/2014

10.27+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 30, 2013	10-K	001-31560	10.46	8/7/2013

10.28+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	2/10/2009

10.29+	Offer letter, dated as of July 30, 2014, by and between Seagate Technology and Philip Brace	8-K	001-31560	10.10	7/22/2015

10.30+	Memo Agreement with Albert A. “Rocky” Pimentel dated January 27, 2016	10-Q	001-31560	10.20	1/29/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

10.31(a)	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4	(b)	5/6/2009

10.31(b)	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agents	8-K	001-31560	10.10		7/29/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.32	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010

10.33	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.47	7/6/2010

10.34	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, the Bank of Nova Scotia, as administrative agent, Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011

10.35	First Amendment, dated August 31, 2011, to the Credit Agreement, dated as of January 18, 2011	10-K	001-31560	10.35	8/5/2016

10.36	Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	5/24/2013

10.37	Third Amendment, dated January 15, 2015, to the Credit Agreement, dated as of January 18, 2011	8-K	001-31560	10.10	1/16/2015

10.38	Fourth Amendment, dated April 28, 2016, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	4/29/2016

10.39	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/2/2011

10.40	Supplement no. 1 dated February 7, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/8/2012

10.41	Supplement no. 2 dated February 22, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/8/2012

10.42	Supplement no. 3 dated March 19, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/8/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.43	First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.20	5/2/2013

10.44	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011

10.45	U.S. Pledge Agreement Dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011

10.46	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011

10.47	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/8/2012

10.48	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/8/2012

10.49	Supplement No. 3, dated March 19 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/8/2012

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

+	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.