Form 10-Q
period 2017-09-29
Seagate Technology plc
filed 2017-10-27
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of October 23, 2017, 289,318,580 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 29, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,285	$2,539
Accounts receivable, net	1,209	1,199
Inventories	1,014	982
Other current assets	316	321

Total current assets	4,824	5,041
Property, equipment and leasehold improvements, net	1,817	1,875
Goodwill	1,237	1,238
Other intangible assets, net	255	281
Deferred income taxes	609	609
Other assets, net	214	224

Total Assets	$8,956	$9,268

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,539	$1,626
Accrued employee compensation	150	237
Accrued warranty	111	113
Accrued expenses	658	650

Total current liabilities	2,458	2,626
Long-term accrued warranty	119	120
Long-term accrued income taxes	15	15
Other non-current liabilities	120	122
Long-term debt	5,002	5,021

Total Liabilities	7,714	7,904
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,213	6,152
Accumulated other comprehensive loss	(13)	(17)
Accumulated deficit	(4,958)	(4,771)

Total Equity	1,242	1,364

Total Liabilities and Equity	$8,956	$9,268

The information as of June 30, 2017 was derived from the Company’s audited Consolidated Balance Sheet as of June 30, 2017.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 29, 2017	September 30, 2016
Revenue	$2,632	$2,797

Cost of revenue	1,896	1,996
Product development	263	315
Marketing and administrative	145	155
Amortization of intangibles	22	28
Restructuring and other, net	51	82

Total operating expenses	2,377	2,576

Income from operations	255	221

Interest income	7	1
Interest expense	(61)	(50)
Other, net	(13)	1

Other expense, net	(67)	(48)

Income before income taxes	188	173
Provision for income taxes	7	6

Net income	$181	$167

Net income per share:
Basic	$0.62	$0.56
Diluted	0.62	0.55
Number of shares used in per share calculations:
Basic	290	299
Diluted	292	301
Cash dividends declared per ordinary share	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	September 29, 2017	September 30, 2016
Net income	$181	$167
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	—	(1)
Less: reclassification for amounts included in net income	—	1

Net change	—	—

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—
Less: reclassification for amounts included in net income	—	—

Net change	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—
Less: reclassification for amounts included in net income	—	—

Net change	—	—

Foreign currency translation adjustments	4	1

Total other comprehensive income (loss), net of tax	4	1

Comprehensive income	$185	$168

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 29, 2017	September 30, 2016
OPERATING ACTIVITIES
Net income	$181	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	200
Share-based compensation	32	40
Deferred income taxes	(3)	1
Other non-cash operating activities, net	1	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(10)	12
Inventories	(32)	(46)
Accounts payable	(30)	101
Accrued employee compensation	(87)	32
Accrued expenses, income taxes and warranty	16	89
Other assets and liabilities	8	2

Net cash provided by operating activities	237	591

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(124)	(140)
Maturities of short-term investments	—	1
Other investing activities, net	(8)	—

Net cash used in investing activities	(132)	(139)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(22)	—
Taxes paid related to net share settlement of equity awards	(20)	(23)
Repurchases of ordinary shares	(166)	(101)
Dividends to shareholders	(184)	—
Proceeds from issuance of ordinary shares under employee stock plans	29	35

Net cash used in financing activities	(363)	(89)

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	4	—

(Decrease) increase in cash, cash equivalents, and restricted cash	(254)	363
Cash, cash equivalents, and restricted cash at the beginning of the period	2,543	1,132

Cash, cash equivalents, and restricted cash at the end of the period	$2,289	$1,495

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 29, 2017

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2017	292	$—	$6,152	$(17)	$(4,771)	$1,364
Net income					181	181
Other comprehensive income				4		4
Issuance of ordinary shares under employee stock plans	3		29			29
Repurchases of ordinary shares	(5)				(166)	(166)
Tax withholding related to vesting of restricted stock units	(1)				(20)	(20)
Dividends to shareholders					(182)	(182)
Share-based compensation			32			32

Balance at September 29, 2017	289	$—	$6,213	$(13)	$(4,958)	$1,242

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

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data with most SSDs using NAND-based flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

The Company’s products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge / client compute applications, where its products are designed primarily for desktop and mobile computing; and edge / client non-compute applications, where its products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

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

The Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2017, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 4, 2017. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its Consolidated Financial Statements as of June 30, 2017, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 29, 2017, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 29, 2018. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three months ended September 29, 2017 and September 30, 2016 consisted of 13 weeks. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018. The fiscal quarters ended September 29, 2017, June 30, 2017, and September 30, 2016, are also referred to herein as the “September 2017 quarter”, the “June 2017 quarter”, and the “September 2016 quarter”, respectively.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC on August 4, 2017 for a discussion of the Company’s other significant accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the guidance in the first quarter of fiscal 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). Based on its assessment, the Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, utilizing the modified retrospective method of transition. While management has not yet completed its assessment of the impact of adopting this new standard on the Company’s consolidated financial statements, the Company expects the adoption of the new standard will result in the recognition of revenues generally upon shipment (sell-in basis) for sales of products to certain direct retail customers and customers in certain indirect retail channels which are currently being recognized on a sell-through basis. Accordingly, the Company will need to estimate variable consideration (e.g. rebates) related to customer incentives on these arrangements. These changes are not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. This ASU became effective and was adopted by the Company in the September 2017 quarter on a prospective basis. The adoption of this guidance had no material impact on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. This ASU became effective and was adopted by the Company in the September 2017 quarter. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in the Shareholder’s equity in the condensed consolidated balance sheets. The Company also elected to continue to account for share-based compensation expense net of estimated forfeitures. The adoption of this ASU resulted in an increase in deferred tax assets relating to net operating losses of approximately $0.6 billion, offset by an equivalent increase in the valuation allowance with no impact to retained earnings. The adoption of this guidance had no material impact on the Company’s condensed consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16 (ASC Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. The Company elected to adopt this ASU in the September 2017 quarter on a modified retrospective basis with no material impact on the Company’s condensed consolidated financial statements and disclosures.

2.	Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of September 29, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$623	$—	$623
Time deposits and certificates of deposit	207	—	207

Total	$830	$—	$830

Included in Cash and cash equivalents			$826
Included in Other current assets			4

Total			$830

As of September 29, 2017, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of September 29, 2017, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of September 29, 2017.

The fair value and amortized cost of the Company’s investments classified as available-for-sale as of September 29, 2017, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$830	$830
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$830	$830

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 30, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$594	$—	$594
Time deposits and certificates of deposit	584	—	584

Total	$1,178	$—	$1,178

Included in Cash and cash equivalents			$1,174
Included in Other current assets			4

Total			$1,178

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	September 29, 2017	June 30, 2017	September 30, 2016	July 1, 2016
Cash and cash equivalents	$2,285	$2,539	$1,489	$1,125
Restricted cash included in Other current assets	4	4	6	7

Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$2,289	$2,543	$1,495	$1,132

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	September 29, 2017	June 30, 2017
Raw materials and components	$327	$350
Work-in-process	275	257
Finished goods	412	375

	$1,014	$982

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	September 29, 2017	June 30, 2017
Property, equipment and leasehold improvements	$9,529	$9,633
Accumulated depreciation and amortization	(7,712)	(7,758)

	$1,817	$1,875

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	September 29, 2017	June 30, 2017
Dividends payable	$182	$184
Other accrued expenses	476	466

Total	$658	$650

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	4	4
Amounts reclassified from AOCI	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	4	4

Balance at September 29, 2017	$—	$—	$(5)	$(8)	$(13)

Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(1)	—	—	1	—
Amounts reclassified from AOCI	1	—	—	—	1

Other comprehensive income (loss)	—	—	—	1	1

Balance at September 30, 2016	$(1)	$—	$(7)	$(16)	$(24)

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of September 29, 2017 and expects to be in compliance for the next 12 months.

As of September 29, 2017, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2017 quarter, the Company repurchased $22 million aggregate principal amount of the 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial loss on the repurchase during the three months ended September 29, 2017, which is included in Other, net on the Condensed Consolidated Statements of Operations.

$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

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

At September 29, 2017, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$—
2019	688
2020	—
2021	—
2022	750
Thereafter	3,613

Total	$5,051

4.	Income Taxes

The Company’s income tax provision of $7 million in the three months ended September 29, 2017 included approximately $1 million of net discrete tax expense.

The Company’s income tax provision recorded for the three months ended September 29, 2017 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the three months ended September 29, 2017, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $1 million to $73 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $73 million as of September 29, 2017, subject to certain future valuation allowance reversals. During the 12 months beginning September 30, 2017, the Company expects that its unrecognized tax benefits could be reduced by approximately $4 million, primarily as a result of the expiration of certain statutes of limitation.

The Company’s income tax provision of $6 million in the three months ended September 30, 2016 included approximately $5 million of net discrete tax benefits, primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three months ended September 30, 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

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

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 29, 2017, are as follows:

(Dollars in millions)	Amount
Balance at June 30, 2017	$1,238
Goodwill acquired	—
Goodwill disposed	(1)
Foreign currency translation effect	—

Balance at September 29, 2017	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of September 29, 2017, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$279	$(124)	$155	3.4 years
Customer relationships	457	(385)	72	3.7 years
Trade name	17	(10)	7	2.0 years
Other intangible assets	35	(14)	21	2.4 years

Total amortizable other intangible assets	$788	$(533)	$255	3.4 years

The carrying value of other intangible assets subject to amortization as of June 30, 2017 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$280	$(112)	$168	3.6 years
Customer relationships	487	(395)	92	3.4 years
Trade name	27	(19)	8	2.1 years
Other intangible assets	29	(16)	13	2.6 years

Total amortizable other intangible assets	$823	$(542)	$281	3.4 years

For the three months ended September 29, 2017 and September 30, 2016, the amortization expense of other intangible assets were $36 million and $42 million, respectively. As of September 29, 2017, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2018	$73
2019	71
2020	53
2021	25
2022	17
Thereafter	16

Total	$255

7.	Restructuring and Exit Costs

For the three months ended September 29, 2017, the Company recorded restructuring charges of approximately $51 million, comprised primarily of charges related to workforce reduction costs and facility exit costs associated with the restructuring of its workforce during the fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

July 2017 Plan - On July 25, 2017, the Company committed to a restructuring plan (the “July 2017 Plan”) to reduce its cost structure. The July 2017 Plan included reducing the Company’s global headcount by approximately 600 employees. The July 2017 Plan was largely completed by the end of the September 2017 quarter.

March 2017 Plan - On March 9, 2017, the Company committed to a restructuring plan (the “March 2017 Plan”) in connection with the continued consolidation of its global footprint. The Company closed its design center in Korea, resulting in the reduction of the Company’s headcount by approximately 300 employees. The March 2017 Plan was largely completed by the end of fiscal year 2017.

July 2016 Plan - On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan was largely completed by the end of fiscal year 2017.

In addition, during fiscal year 2017, the Company committed to sell certain land and buildings primarily in Asia as part of the March 2017 and July 2016 plans which accordingly met the criteria to be classified as assets held for sale and were reclassified to Other current assets at that time. These assets remained included in Other current assets on the Condensed Consolidated Balance Sheet as of September 29, 2017.

	July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2017	$—	$—	$—	$—	$22	$2	$6	$13	$43
Restructuring charges	38	4	—	—	—	6	2	—	50
Cash payments	(14)	(3)	—	—	(16)	(7)	(4)	(2)	(46)
Adjustments	—	—	1	—	1	—	(1)	—	1

Accrual balances at September 29, 2017	$24	$1	$1	$—	$7	$1	$3	$11	$48

Total costs incurred to date as of September 29, 2017	$38	$4	$30	$3	$80	$26	$227	$50	$458

Total expected costs to be incurred as of September 29, 2017	$—	$3	$1	$—	$2	$6	$—	$3	$15

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The Company has no outstanding cash flow hedges as of September 29, 2017 and June 30, 2017.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 29, 2017.

As of September 29, 2017 and June 30, 2017, the Company does not have outstanding foreign currency forward exchange contracts.

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of September 29, 2017, the notional investments underlying the TRS amounted to $114 million. The contract term of the TRS is through January 2018 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

As of September 29, 2017 and June 30, 2017, the Company has no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Condensed Consolidated Balance Sheets, respectively, is immaterial.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 29, 2017.

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$—
Total return swap	Operating expenses	3

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

(a)

The amount of gain or (loss) recognized in income related to the ineffective portion of the hedging relationships and the amount excluded from the assessment of hedge effectiveness were less than $1 million for the three months ended September 30, 2016.

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

Fair Value Hierarchy

A fair value hierarchy is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflects the Company’s own assumptions of market participant valuation (unobservable inputs). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of September 29, 2017:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$622	$—	$—	$622
Time deposits	—	204	—	204

Total cash equivalents	622	204	—	826

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3

Total assets	$623	$207	$—	$830

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$622	$204	$—	$826
Other current assets	1	3	—	4

Total assets	$623	$207	$—	$830

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 30, 2017:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$593	$—	$—	$593
Time deposits	—	581	—	581

Total cash equivalents	593	581	—	1,174

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3

Total assets	$594	$584	$—	$1,178

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$593	$581	$—	$1,174
Other current assets	1	3	—	4

Total assets	$594	$584	$—	$1,178

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 29, 2017, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of September 29, 2017 and June 30, 2017, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at September 29, 2017 and June 30, 2017 totaled $125 million at both dates, and consisted primarily of privately held equity securities without a readily determinable fair value.

For the three months ended September 29, 2017 and September 30, 2016, the Company did not have any equity investments accounted for under the cost method that were other-than-temporarily impaired and did not record any impairment charges.

As of September 29, 2017 and June 30, 2017, the Company has $77 million held for sale assets included in Other current assets on the Condensed Consolidated Balance Sheets, which primarily consisted of $37 million of land and building in Korea and $26 million of land and building in China, with the remainder of the balance comprised of property at other locations (collectively, the “properties”). The respective properties to be sold met the criteria to be classified as held for sale during the quarters ended March 31, 2017 and June 30, 2017. Depreciation related to the properties ceased as of the date these were determined to be held for sale. During fiscal year 2017, the Company recorded impairment charges of $35 million to write down the carrying amount of such properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Consolidated Statement of Operations. No additional impairment charges related to these properties were recorded during the September 2017 quarter. The fair values were measured with the assistance of third-party valuation models which used inputs such as comparable market data for similar land sale transactions adjusted for differences in comparable properties to derive the estimated fair value of the subject properties and the cost approach valuation techniques for buildings as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis.

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

	September 29, 2017		June 30, 2017
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$688	$701	$710	$726
4.25% Senior Notes due March 2022	748	746	748	765
4.75% Senior Notes due June 2023	951	963	951	987
4.875% Senior Notes due March 2024	497	493	497	511
4.75% Senior Notes due January 2025	975	949	975	984
4.875% Senior Notes due June 2027	695	659	695	698
5.75% Senior Notes due December 2034	489	459	489	488

	$5,043	$4,970	$5,065	$5,159
Less: debt issuance costs	(41)	—	(44)	—

Long-term debt, net of debt issuance costs	$5,002	$4,970	$5,021	$5,159

10.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 289,261,062 shares were outstanding as of September 29, 2017, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 29, 2017.

Ordinary shares—Holders of ordinary shares are entitled to receive dividends as and when declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.

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

Repurchases of Equity Securities

On April 22, 2015, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of September 29, 2017, $1.1 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the three months ended September 29, 2017:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	5	$166
Tax withholding related to vesting of equity awards	1	20

Total	6	$186

11.	Share-based Compensation

The Company recorded approximately $32 million and $40 million of share-based compensation expense during the three months ended September 29, 2017 and September 30, 2016, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 29, 2017 and September 30, 2016 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016
Balance, beginning of period	$233	$206
Warranties issued	35	31
Repairs and replacements	(27)	(30)
Changes in liability for pre-existing warranties, including expirations	(11)	9

Balance, end of period	$230	$216

13.	Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted stock units and shares to be purchased under the Employee Stock Purchase Plan (“ESPP”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	September 29, 2017	September 30, 2016
Numerator:
Net income	$181	$167

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	290	299
Weighted-average effect of dilutive securities:
Employee equity award plans	2	2

Total shares for purpose of calculating diluted net income per share	292	301

Net income per share:
Basic	$0.62	$0.56
Diluted	$0.62	$0.55

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were 2 million and 3 million for the three months ended September 29, 2017 and September 30, 2016, respectively.

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

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al. On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the “‘995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. On March 20, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘995 patent. On September 6, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘057 patent. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. No trial date has been set. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Other Matters

The Company is involved in a number of other judicial, regulatory or administrative proceedings and investigations incidental to its business, and the Company may be involved in such proceedings arising in the normal course of its business in the future. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

15.	Commitments

Investment commitment to acquire preferred equity securities

On September 28, 2017, the Company entered into an Equity Commitment Letter (“ECL”) with a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation (“TMC”). The ECL contemplates that, upon the closing of the acquisition, the Company or one of its subsidiaries would purchase up to JPY 139.5 billion (approximately USD 1.25 billion based on current exchange rates), of a newly issued non-convertible preferred equity security of a newly formed company, K. K. Pangea, for the purpose of acquiring TMC. The closing of the acquisition is subject to regulatory approvals and other closing conditions.

16.	Subsequent Events

Dividend Declared

On October 23, 2017, the Company’s Board of Directors approved and declared a quarterly cash dividend of $0.63 per share, which will be payable on January 3, 2018 to shareholders of record as of the close of business on December 20, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended September 29, 2017, June 30, 2017 and September 30, 2016, referred to herein as the “September 2017 quarter,” the “June 2017 quarter,” and the “September 2016 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2017, June 2017 and September 2016 quarters were all 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations, our restructuring efforts, our efforts to secure continuity of long-term NAND supply, the consummation of Bain Capital Private Equity’s acquisition of Toshiba Memory Corporation, K.K. Pangea’s ability to repay the preferred stock when due, the accretive impact on our earnings and the projected costs savings for the fiscal quarter ending December 29, 2017 and the fiscal year ending June 29, 2018 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negatives of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, the impact of the variable demand and adverse pricing environment for disk drives, any regulatory, legal, logistical or other impediments to our ability to execute on our restructuring efforts, our ability to achieve projected cost savings in connection with our restructuring plans and consolidation of our manufacturing activities; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; the development and introduction of products based on new technologies and expansion into new data storage markets; the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends; consolidation trends in the data storage industry; currency fluctuations that may impact the Company’s margins and international sales; cyber-attacks or other data breaches that disrupt its operations or results in the dissemination of proprietary or confidential information and cause reputational harm; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; the risk of non-compliance with the legal, regulatory, administrative and environmental regimes in the markets where we operate; and fluctuations in interest rates. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the September 2017 Quarter. Highlights of events in the September 2017 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the September 2017 quarter to the June 2017 quarter and the September 2016 quarter.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Contractual Obligations and Commitments. Overview of contractual obligations and contingent liabilities and commitments outstanding as of September 29, 2017.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSD”) and their related controllers, solid state hybrid drives (“SSHD”) and storage subsystems.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data with most SSDs using NAND-based flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge / client compute applications, where our products are designed primarily for desktop and mobile computing; and edge / client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

Our cloud systems and solutions extend innovation from the device into the information infrastructure, onsite and in the cloud. Our portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Overview of the September 2017 Quarter

During the September 2017 quarter, we shipped 70 exabytes of HDD storage capacity, generating revenue of approximately $2.6 billion and gross margin of 28%. Our operating cash flow was $237 million. We repurchased 5 million ordinary shares for $166 million and paid dividends of $184 million.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	September 29, 2017	June 30, 2017	September 30, 2016
Revenue	$2,632	$2,406	$2,797
Cost of revenue	1,896	1,740	1,996

Gross margin	736	666	801
Product development	263	288	315
Marketing and administrative	145	149	155
Amortization of intangibles	22	19	28
Restructuring and other, net	51	14	82

Income from operations	255	196	221
Other expense, net	(67)	(76)	(48)

Income before income taxes	188	120	173
Provision for income taxes	7	6	6

Net income	$181	$114	$167

	For the Three Months Ended
	September 29, 2017	June 30, 2017	September 30, 2016
Revenue	100%	100%	100%
Cost of revenue	72	72	71

Gross margin	28	28	29
Product development	10	12	11
Marketing and administrative	5	6	6
Amortization of intangibles	1	1	1
Restructuring and other, net	2	1	3

Income from operations	10	8	8
Other expense, net	(3)	(3)	(2)

Income before income taxes	7	5	6
Provision for income taxes	—	—	—

Net income	7%	5%	6%

Revenue

The following table summarizes HDD information regarding average drive selling prices (“ASPs”), exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended
	September 29, 2017	June 30, 2017	September 30, 2016
ASPs (per unit)	$64	$64	$67
Exabytes Shipped	70	62	67
Revenues by Channel (%)
OEMs	67%	67%	70%
Distributors	17%	18%	18%
Retailers	16%	15%	12%
Revenues by Geography (%)
Americas	26%	28%	33%
EMEA	18%	18%	15%
Asia Pacific	56%	54%	52%

Revenue in the September 2017 quarter increased by $226 million from the June 2017 quarter as a result of an increase in exabytes shipped, partially offset by price erosion.

Revenue in the September 2017 quarter decreased by $165 million from the September 2016 quarter primarily as a result of price erosion partially offset by an increase in exabytes shipped.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately 11%, 12% and 10% of gross drive revenue for the September 2017 quarter, June 2017 quarter and September 2016 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 29, 2017	June 30, 2017	September 30, 2016
Cost of revenue	$1,896	$1,740	$1,996
Gross margin	736	666	801
Gross margin percentage	28%	28%	29%

Gross margin as a percentage of revenue for the September 2017 quarter remained flat from the June 2017 quarter due to improved product mix offset by price erosion. Compared to the September 2016 quarter, gross margin as a percentage of revenue decreased by 100 basis points driven by price erosion, partially offset by favorable product mix and improved factory utilization resulting from cost savings due to our workforce reductions and manufacturing consolidation activities.

In the September 2017 quarter, total warranty cost was below the historical range of 1% to 1.5% of revenue and included a favorable change in estimates of prior warranty accruals of less than 0.5% of revenue. Warranty cost related to new shipments was 1.3%, 1.4%, and 1.1% of revenue for each of the September 2017, June 2017 and September 2016 quarters, respectively.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 29, 2017	June 30, 2017	September 30, 2016
Product development	$263	$288	$315
Marketing and administrative	145	149	155
Amortization of intangibles	22	19	28
Restructuring and other, net	51	14	82

Operating expenses	$481	$470	$580

Product development expense. Product development expense for the September 2017 quarter decreased by $25 million from the June 2017 quarter due to a $10 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods and a $20 million decrease due to related operational efficiencies, offset by a $6 million increase in variable compensation and share-based compensation expenses.

Compared to the September 2016 quarter, product development expense decreased by $52 million due to a $20 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $21 million decrease due to related operational efficiencies and an $11 million decrease in variable compensation and share-based compensation expenses.

Marketing and administrative expense. Marketing and administrative expense for the September 2017 quarter decreased by $4 million from the June 2017 quarter primarily due to a decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods offset by an increase in variable compensation and share-based compensation expenses.

Compared to the September 2016 quarter, marketing and administrative expense decreased by $10 million primarily due to a decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods and a decrease in variable compensation and share-based compensation expenses.

Amortization of intangibles. Amortization of intangibles for the September 2017 quarter stayed flat from the June 2017 quarter. Amortization of intangibles for the September 2017 quarter decreased by $6 million from the September 2016 quarter due to certain intangible assets reaching the end of their useful life.

Restructuring and other, net. Restructuring and other, net for the September 2017 quarter was comprised of restructuring charges to reduce our global workforce by 600 employees. Restructuring and other, net for the June 2017 quarter was comprised of restructuring charges announced in prior periods. Restructuring and other, net for the September 2016 quarter was comprised of restructuring charges to reduce our global workforce by 6,500 employees. Each of these restructuring activities have reduced our workforce as we continue to consolidate our global footprint across Asia, EMEA and the Americas. See “Part I, Item 1. Financial Statements—Note 7. Restructuring and Exit Costs” for more details.

Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	September 29, 2017	June 30, 2017	September 30, 2016
Other expense, net	$(67)	$(76)	$(48)

Other expense, net decreased by $9 million from the June 2017 quarter primarily due to a $7 million loss on redemption and repurchase of debt in the June 2017 quarter which did not recur in the September 2017 quarter.

Compared to the September 2016 quarter, Other expense, net increased by $19 million primarily due to a $15 million increase in interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024 in the quarter ended March 31, 2017.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	September 29, 2017	June 30, 2017	September 30, 2016
Provision for income taxes	$7	$6	$6

Our income tax provision of $7 million for the September 2017 quarter included approximately $1 million of net discrete tax expense.

Our income tax provision recorded for the September 2017 quarter differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

In the September 2017 quarter, we adopted two accounting pronouncements with tax implications—ASU 2016-09 (related to employee share-based payment accounting) and ASU 2016-16 (related to intra-entity transfers of assets). There was no material impact to our financial statements as a result of the adoptions. However, the adoption of ASU 2016-09, resulted in an increase in gross deferred tax assets relating to net operating losses of approximately $0.6 billion offset by an equivalent increase in valuation allowance. For additional detail about both ASU’s, please refer to “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”.

During the three months ended September 29, 2017, our unrecognized tax benefits excluding interest and penalties decreased by approximately $1 million to $73 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $73 million as of September 29, 2017, subject to certain future valuation allowance reversals. During the 12 months beginning September 30, 2017, we expect that our unrecognized tax benefits could be reduced by approximately $4 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision recorded for the September 2016 quarter included approximately $6 million of net discrete tax benefits, primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the September 2016 quarter differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

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

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	September 29, 2017	June 30, 2017	Change
Cash and cash equivalents	$2,285	$2,539	$(254)

Our cash and cash equivalents decreased from June 30, 2017 as a result of net cash outflows for dividends paid to our shareholders, repurchase of our ordinary shares, capital expenditures, and repayments of long-term debt. These cash outflows were partially offset by our net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended September 29, 2017 of $237 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•	a decrease of $87 million in accrued employee compensation, primarily due to cash paid to our employees as part of our variable compensation plans in the September 2017 quarter;

•	an increase of $32 million in inventory, primarily due to an increase in units built; and

•	a decrease of $30 million in accounts payable, primarily due to timing of payments for material purchases.

Cash Used in Investing Activities

Cash used for investing activities for the three months ended September 29, 2017 was $132 million, which was primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $124 million.

Cash Used in Financing Activities

Cash used in financing activities of $363 million for the three months ended September 29, 2017 was primarily attributable to the following activities:

•	$184 million in dividend payments;

•	$166 million paid to repurchase ordinary shares;

•	$22 million of redemption and repayments of long-term debt;

•	$20 million paid for taxes related to net share settlement of equity awards, partially offset by;

•	$29 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of September 29, 2017 consisted of: (1) approximately $2.3 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of September 29, 2017, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. The term of the revolving credit facility is through January 15, 2020 provided that if we do not have Investment Grade Ratings (as defined in the revolving credit facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. We were in compliance with the modified covenants as of September 29, 2017 and expect to be in compliance for the next 12 months.

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

Dividends declared in the September 2017 quarter of $182 million were subsequently paid on October 4, 2017. The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on October 23, 2017, which is payable on January 3, 2018 to shareholders of record at the close of business on December 20, 2017.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of September 29, 2017, $1.1 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of September 29, 2017, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Contractual Cash Obligations:
Long-term debt	$5,051	$—	$688	$750	$3,613
Interest payments on debt	1,792	184	433	420	755
Purchase obligations (2)	857	857	—	—	—
Operating leases (1)	132	15	28	15	74
Capital expenditures	95	94	1	—	—
Other funding requirements (3)	26	12	14	—	—

Subtotal	7,953	1,162	1,164	1,185	4,442
Commitments:
Letters of credit or bank guarantees	104	100	4	—	—

Total	$8,057	$1,262	$1,168	$1,185	$4,442

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

On September 28, 2017, we entered into an Equity Commitment Letter (“ECL”) with a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation (“TMC”). The ECL contemplates that, upon the closing of the acquisition, we would purchase up to JPY 139.5 billion (approximately USD 1.25 billion based on current exchange rates), of a newly issued non-convertible preferred equity security of a newly formed company, K. K. Pangea, for the purpose of acquiring TMC. The closing of the acquisition is subject to regulatory approvals and other closing conditions.

As of September 29, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $14 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Since our fiscal year ended June 30, 2017, there have been no material changes in our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC on August 4, 2017, for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 29, 2017, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of September 29, 2017. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into these debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of September 29, 2017.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at September 29, 2017
Assets
Cash equivalents:
Fixed rate	$830	$—	$—	$—	$—	$—	$830	$830
Average interest rate	1.19%						1.19%

Total fixed income	$830	$—	$—	$—	$—	$—	$830	$830
Average interest rate	1.19%						1.19%
Debt
Fixed rate	$—	$688	$—	$—	$750	$3,613	$5,051	$4,970
Average interest rate		3.75%			4.25%	4.93%	4.67%

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

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The Company has no outstanding foreign currency forward exchange contracts as of September 29, 2017.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended September 29, 2017.

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

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 8. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 29, 2017. During the quarter ended September 29, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 14. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

On April 22, 2015, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.

As of September 29, 2017, $1.1 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended September 29, 2017, including statutory tax withholdings related to vesting of employee equity awards:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 28, 2017	1.0	$32.53	1.0	$1,254
July 29, 2017 through August 25, 2017	4.0	33.31	4.0	1,104
August 26, 2017 through September 29, 2017	1.0	32.05	1.0	1,084

Total	6.0	$33.11	6.0	$1,084

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

See Exhibit Index on the page to this Quarterly Report for a list of exhibits to this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Constitution of Seagate Technology Public Limited Company, as amended and restated by Special Resolution dated October 19, 2016, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 24, 2016 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

10.1*+	James J. Murphy Employee Relocation Assistance Lump Sum Repayment Agreement.

10.2*	Seagate Technology Public Limited Company Second Amended and Restated Employee Stock Purchase Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017 and incorporated herein by reference.

10.3+	September 28, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation.

10.4*+	Amended and Restated Seagate Technology Public Limited Company 2012 Equity Incentive Plan as amended and restated on October 19, 2016.

31.1+	Certification of William D. Mosley, Chief Executive Officer and Director of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of William D. Mosley, Chief Executive Officer and Director of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
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

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: October 27, 2017	BY:	/s/ WILLIAM D. MOSLEY
William D. Mosley
Chief Executive Officer and Director (Principal Executive Officer)

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: October 27, 2017	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)