Form 10-Q
period 2017-12-29
Seagate Technology plc
filed 2018-01-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2017

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

As of January 23, 2018, 284,827,401 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 29, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,556	$2,539
Accounts receivable, net	1,055	1,199
Inventories	1,014	982
Other current assets	285	321

Total current assets	4,910	5,041
Property, equipment and leasehold improvements, net	1,762	1,875
Goodwill	1,238	1,238
Other intangible assets, net	222	281
Deferred income taxes	402	609
Other assets, net	216	224

Total Assets	$8,750	$9,268

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,620	$1,626
Accrued employee compensation	183	237
Accrued warranty	111	113
Current portion of long-term debt	560	—
Accrued expenses	639	650

Total current liabilities	3,113	2,626
Long-term accrued warranty	125	120
Long-term accrued income taxes	12	15
Other non-current liabilities	123	122
Long-term debt	4,316	5,021

Total Liabilities	7,689	7,904
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,246	6,152
Accumulated other comprehensive loss	(11)	(17)
Accumulated deficit	(5,174)	(4,771)

Total Equity	1,061	1,364

Total Liabilities and Equity	$8,750	$9,268

The information as of June 30, 2017 was derived from the Company’s audited Consolidated Balance Sheet as of June 30, 2017.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenue	$2,914	$2,894	$5,546	$5,691

Cost of revenue	2,037	2,003	3,933	3,999
Product development	250	305	513	620
Marketing and administrative	142	155	287	308
Amortization of intangibles	19	28	41	57
Restructuring and other, net	33	33	84	115

Total operating expenses	2,481	2,524	4,858	5,099

Income from operations	433	370	688	592

Interest income	6	1	13	2
Interest expense	(61)	(50)	(122)	(100)
Other, net	(7)	(11)	(20)	(11)

Other expense, net	(62)	(60)	(129)	(109)

Income before income taxes	371	310	559	483
Provision for income taxes	212	13	219	19

Net income	$159	$297	$340	$464

Net income per share:
Basic	$0.55	$1.00	$1.18	$1.56
Diluted	0.55	1.00	1.17	1.55
Number of shares used in per share calculations:
Basic	288	296	289	297
Diluted	291	298	291	299
Cash dividends declared per ordinary share	$0.63	$0.63	$1.26	$1.26

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net income	$159	$297	$340	$464
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	—	(2)	—	(3)
Less: reclassification for amounts included in net income	—	—	—	1

Net change	—	(2)	—	(2)

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Foreign currency translation adjustments	2	(7)	6	(6)

Total other comprehensive income (loss), net of tax	2	(9)	6	(8)

Comprehensive income	$161	$288	$346	$456

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 29, 2017	December 30, 2016
OPERATING ACTIVITIES
Net income	$340	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318	391
Share-based compensation	59	73
Impairment of long-lived assets	—	9
Deferred income taxes	204	3
Other non-cash operating activities, net	3	18
Changes in operating assets and liabilities:
Accounts receivable, net	145	110
Inventories	(32)	(140)
Accounts payable	59	170
Accrued employee compensation	(54)	70
Accrued expenses, income taxes and warranty	3	69
Vendor receivables	42	19
Other assets and liabilities	—	(9)

Net cash provided by operating activities	1,087	1,247

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(201)	(235)
Proceeds from the sale of property and equipment	2	(1)
Maturities of short-term investments	—	6
Other investing activities, net	(11)	(4)

Net cash used in investing activities	(210)	(234)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(152)	—
Taxes paid related to net share settlement of equity awards	(21)	(24)
Repurchases of ordinary shares	(361)	(248)
Dividends to shareholders	(366)	(188)
Proceeds from issuance of ordinary shares under employee stock plans	35	47

Net cash used in financing activities	(865)	(413)

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	5	(12)

Increase in cash, cash equivalents, and restricted cash	17	588
Cash, cash equivalents, and restricted cash at the beginning of the period	2,543	1,132

Cash, cash equivalents, and restricted cash at the end of the period	$2,560	$1,720

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 29, 2017

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2017	292	$—	$6,152	$(17)	$(4,771)	$1,364
Net income					340	340
Other comprehensive income				6		6
Issuance of ordinary shares under employee stock plans	4		35			35
Repurchases of ordinary shares	(10)				(361)	(361)
Tax withholding related to vesting of restricted stock units	(1)				(21)	(21)
Dividends to shareholders					(361)	(361)
Share-based compensation			59			59

Balance at December 29, 2017	285	$—	$6,246	$(11)	$(5,174)	$1,061

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

The Company’s products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute / client compute applications, where its products are designed primarily for desktop and mobile computing; and edge non-compute / client non-compute applications, where its products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

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

The results of operations for the three and six months ended December 29, 2017, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 29, 2018. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three and six months ended December 29, 2017 and the three and six months ended December 30, 2016 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018. The fiscal quarters ended December 29, 2017, September 29, 2017, and December 30, 2016, are also referred to herein as the “December 2017 quarter”, the “September 2017 quarter”, and the “December 2016 quarter”, respectively.

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

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted for only certain portions of the ASU. The Company expects to elect the measurement alternative for measurement of equity investments, defined as cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Price Changes”) until the equity investments’ fair value becomes readily determinable. The amount of the impact to equity investments will depend on any Price Changes observed after adoption in the first quarter of fiscal 2019.

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

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company plans to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (ASC Topic 718), Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company plans to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

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

2.	Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of December 29, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$674	$—	$674
Time deposits and certificates of deposit	390	—	390

Total	$1,064	$—	$1,064

Included in Cash and cash equivalents			$1,060
Included in Other current assets			4

Total			$1,064

As of December 29, 2017, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of December 29, 2017, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of December 29, 2017.

The fair value and amortized cost of the Company’s investments classified as available-for-sale as of December 29, 2017, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,064	$1,064
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$1,064	$1,064

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 30, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$594	$—	$594
Time deposits and certificates of deposit	584	—	584

Total	$1,178	$—	$1,178

Included in Cash and cash equivalents			$1,174
Included in Other current assets			4

Total			$1,178

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	December 29, 2017	June 30, 2017	December 30, 2016	July 1, 2016
Cash and cash equivalents	$2,556	$2,539	$1,716	$1,125
Restricted cash included in Other current assets	4	4	4	7

Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$2,560	$2,543	$1,720	$1,132

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	December 29, 2017	June 30, 2017
Raw materials and components	$303	$350
Work-in-process	296	257
Finished goods	415	375

	$1,014	$982

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	December 29, 2017	June 30, 2017
Property, equipment and leasehold improvements	$9,422	$9,633
Accumulated depreciation and amortization	(7,660)	(7,758)

	$1,762	$1,875

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	December 29, 2017	June 30, 2017
Dividends payable	$179	$184
Other accrued expenses	460	466

Total	$639	$650

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	6	6
Amounts reclassified from AOCI	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	6	6

Balance at December 29, 2017	$—	$—	$(5)	$(6)	$(11)

Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(6)	(9)
Amounts reclassified from AOCI	1	—	—	—	1

Other comprehensive income (loss)	(2)	—	—	(6)	(8)

Balance at December 30, 2016	$(3)	$—	$(7)	$(23)	$(33)

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of December 29, 2017 and expects to be in compliance for the next 12 months.

As of December 29, 2017, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the three and six months ended December 29, 2017, the Company repurchased $128 million and $150 million aggregate principal amount of the 2018 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss of approximately $2 million on repurchases during the three and six months ended December 29, 2017 which is included in Other, net on the Condensed Consolidated Statements of Operations. The remainder of the 2018 Notes are classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at December 29, 2017.

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

At December 29, 2017, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$—
2019	560
2020	—
2021	—
2022	750
Thereafter	3,613

Total	$4,923

4.	Income Taxes

The Company recorded income tax provisions of $212 million and $219 million in the three and six months ended December 29, 2017, respectively. The income tax provision for the three and six months ended December 29, 2017 included approximately $197 million of net discrete tax expense, primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and six months ended December 29, 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate.

During the six months ended December 29, 2017, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $75 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $75 million at December 29, 2017, subject to certain future changes in valuation allowance. During the 12 months beginning December 30, 2017, the Company expects that its unrecognized tax benefits could be reduced by approximately $2 million, primarily as a result of the expiration of certain statutes of limitation.

The Company recorded an income tax provision of $13 million and $19 million in the three and six months ended December 30, 2016, respectively. The income tax provision for the six months ended December 30, 2016 included approximately $4 million of net discrete tax benefits, primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation and prior year tax adjustments.

The Company’s income tax provision recorded for the three and six months ended December 30, 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act significantly revises U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system and imposing a tax on deemed repatriated earnings of non-U.S. subsidiaries. The Act’s new international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are not expected to have a material impact on the Company’s financial statements. However, these assessments are based on preliminary review and analysis of the Act and are subject to change as the Company continues to evaluate these highly complex rules as additional interpretive guidance is issued.

Pursuant to SEC Staff Accounting Bulletin (SAB) 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company recorded a provisional tax expense of approximately $208 million for the three months ended December 29, 2017 to re-measure its U.S. deferred tax assets at the newly enacted 21% tax rate. The tax expense is provisional because the Company continues to evaluate the impact of various domestic and international provisions of the Act as well as the impact of additional guidance that may be provided. This provisional tax expense increased the Company’s effective tax rate for the three months ended December 29, 2017 to approximately 56%. Many of the other U.S. tax changes are not expected to impact the Company’s tax expense in the short-term due the Company’s large net operating loss and tax credit carryovers.

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

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 29, 2017, are as follows:

(Dollars in millions)	Amount
Balance at June 30, 2017	$1,238
Goodwill acquired	—
Goodwill disposed	(1)
Foreign currency translation effect	1

Balance at December 29, 2017	$1,238

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of December 29, 2017, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$279	$(138)	$141	3.2 years
Customer relationships	105	(50)	55	4.3 years
Trade name	17	(11)	6	1.7 years
Other intangible assets	36	(16)	20	2.2 years

Total amortizable other intangible assets	$437	$(215)	$222	3.2 years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 30, 2017 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$280	$(112)	$168	3.6 years
Customer relationships	487	(395)	92	3.4 years
Trade name	27	(19)	8	2.1 years
Other intangible assets	29	(16)	13	2.6 years

Total amortizable other intangible assets	$823	$(542)	$281	3.4 years

For the three and six months ended December 29, 2017, the amortization expense of other intangible assets were $33 million and $69 million, respectively. For the three and six months ended December 30, 2016, the amortization expense of other intangible assets was $42 million and $84 million, respectively. As of December 29, 2017, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2018	$40
2019	71
2020	53
2021	25
2022	17
Thereafter	16

Total	$222

7.	Restructuring and Exit Costs

For the three and six months ended December 29, 2017, the Company recorded restructuring charges of approximately $33 million and $84 million, respectively, comprised primarily of charges related to workforce reduction costs and facility exit costs associated with the restructuring of its workforce during the fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

December 2017 Plan - On December 8, 2017, the Company committed to a restructuring plan (the “December 2017 Plan”) to reduce its cost structure. The December 2017 Plan included reducing the Company’s global headcount by approximately 500 employees. The December 2017 Plan is expected to be substantially completed by the end of fiscal year 2018.

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

July 2016 Plan - On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan was largely completed by the end of the December 2017 quarter.

In addition, during fiscal year 2017, the Company committed to sell certain land and buildings primarily in Asia as part of the March 2017 and July 2016 plans, which accordingly met the criteria to be classified as assets held for sale and were reclassified to Other current assets at that time. These assets remained included in Other current assets on the Condensed Consolidated Balance Sheet as of December 29, 2017.

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2017	$—	$—	$—	$—	$—	$—	$22	$2	$6	$13	$43
Restructuring charges	27	—	38	4	—	—	1	9	2	—	81
Cash payments	(3)	—	(35)	(3)	—	—	(21)	(11)	(7)	—	(80)
Adjustments	—	—	(1)	—	2	—	2	—	—	—	3

Accrual balances at December 29, 2017	$24	$—	$2	$1	$2	$—	$4	$—	$1	$13	$47

Total costs incurred to date as of December 29, 2017	$27	$—	$37	$4	$31	$3	$82	$29	$228	$51	$492

Total expected charges to be incurred as of December 29, 2017	$3	$7	$—	$—	$—	$1	$1	$4	$—	$3	$19

Restructuring charges for the three months ended December 29, 2017	$27	$—	$(1)	$—	$1	$—	$2	$3	$1	$—	$33

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The Company had no outstanding cash flow hedges as of December 29, 2017 and June 30, 2017.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 29, 2017.

As of December 29, 2017 and June 30, 2017, the Company does not have outstanding foreign currency forward exchange contracts.

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of December 29, 2017, the notional investments underlying the TRS amounted to $117 million. The contract term of the TRS is through January 2019 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

As of December 29, 2017 and June 30, 2017, the Company had no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Condensed Consolidated Balance Sheets, respectively, is immaterial.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 29, 2017.

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$—	$—
Total return swap	Operating expenses	4	7

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 30, 2016:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$(2)	$(3)	Cost of revenue	$—	$(1)	Cost of revenue	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(2)	$(3)
Total return swap	Operating expenses	1	$4

(a)	The amount of gain or (loss) recognized in income related to the ineffective portion of the hedging relationships and the amount excluded from the assessment of hedge effectiveness were less than $1 million for the three and six months ended December 30, 2016.

9.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 29, 2017:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$673	$—	$—	$673
Time deposits	—	387	—	387

Total cash equivalents	673	387	—	1,060

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3

Total assets	$674	$390	$—	$1,064

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$673	$387	$—	$1,060
Other current assets	1	3	—	4

Total assets	$674	$390	$—	$1,064

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 29, 2017, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of December 29, 2017 and June 30, 2017, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at December 29, 2017 and June 30, 2017 totaled $129 million and $125 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

For the three and six months ended December 29, 2017, the Company did not have any equity investments accounted for under the cost method that were other-than-temporarily impaired and did not record any impairment charges. For the six months ended December 30, 2016, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $25 million in order to write down the carrying amount of the investment to zero. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Condensed Consolidated Statements of Operations. The Company did not record any impairment charges in the three months ended December 30, 2016.

As of December 29, 2017 and June 30, 2017, the Company had $77 million held for sale assets included in Other current assets on the Condensed Consolidated Balance Sheets, which primarily consisted of $37 million of land and building in Korea and $26 million of land and building in China, with the remainder of the balance comprised of property at other locations (collectively, the “properties”). The respective properties to be sold met the criteria to be classified as held for sale during the quarters ended March 31, 2017 and June 30, 2017. Depreciation related to the properties ceased as of the date these were determined to be held for sale. During fiscal year 2017, the Company recorded impairment charges of $35 million to write down the carrying amount of such properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Condensed Consolidated Statement of Operations. No additional impairment charges related to these properties were recorded during the three and six months period ended December 29, 2017. The fair values were measured with the assistance of third-party valuation models which used inputs such as comparable market data for similar land sale transactions adjusted for differences in comparable properties to derive the estimated fair value of the subject properties and the cost approach valuation techniques for buildings as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost. The estimated fair value of the Company’s debt is derived using the closing price as of the date of valuation, which takes into account the yield curve, interest rates and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt in order of maturity:

	December 29, 2017		June 30, 2017
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$560	$567	$710	$726
4.25% Senior Notes due March 2022	748	758	748	765
4.75% Senior Notes due June 2023	951	972	951	987
4.875% Senior Notes due March 2024	497	504	497	511
4.75% Senior Notes due January 2025	975	961	975	984
4.875% Senior Notes due June 2027	695	668	695	698
5.75% Senior Notes due December 2034	489	473	489	488

	$4,915	$4,903	$5,065	$5,159
Less: debt issuance costs	(39)	—	(44)	—

Long-term debt, net of debt issuance costs	$4,876	$4,903	$5,021	$5,159
Less: current portion of long-term debt	(560)	(567)	—	—

Long-term debt, less current portion	$4,316	$4,336	$5,021	$5,159

10.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 284,573,784 shares were outstanding as of December 29, 2017, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 29, 2017.

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

Preferred shares—The Company may issue preferred shares in one or more series, up to the authorized amount, without shareholder approval. The Board of Directors is authorized to establish from time to time, the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of December 29, 2017, $0.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended December 29, 2017:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	10	$361
Tax withholding related to vesting of equity awards	1	21

Total	11	$382

11.	Share-based Compensation

The Company recorded approximately $27 million and $59 million of share-based compensation expense during the three and six months ended December 29, 2017, respectively. The Company recorded approximately $33 million and $73 million of share-based compensation expense during the three and six months ended December 30, 2016, respectively.

12.	Guarantees

Indemnifications to Officers and Directors

On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”), then the parent company, entered into a new form of indemnification agreement (the “Revised Indemnification Agreement”) with its officers and directors of Seagate-Cayman and its subsidiaries (each, an “Indemnitee”). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under Seagate-Cayman’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Cayman’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to Seagate-Cayman or the applicable subsidiary of Seagate- Cayman or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 29, 2017 and December 30, 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Balance, beginning of period	$230	$216	$233	$206
Warranties issued	40	34	75	65
Repairs and replacements	(27)	(29)	(54)	(59)
Changes in liability for pre-existing warranties, including expirations	(7)	1	(18)	10

Balance, end of period	$236	$222	$236	$222

13.	Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Numerator:
Net income	$159	$297	$340	$464

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	288	296	289	297
Weighted-average effect of dilutive securities:
Employee equity award plans	3	2	2	2

Total shares for purpose of calculating diluted net income per share	291	298	291	299

Net income per share:
Basic	$0.55	$1.00	$1.18	$1.56
Diluted	$0.55	$1.00	$1.17	$1.55

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were 1 million and 2 million for the three and six months ended December 29, 2017, respectively, and 1 million and 2 million for the three and six months ended December 30, 2016, respectively.

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

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On July 11, 2014, the district court granted the Company’s further summary judgment motion regarding the ‘473 patent. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment of no direct infringement by Seagate because Seagate’s ATA/SCSI disk drives do not meet the “user interface” limitation of the asserted claims of the ‘473 patent; 2) affirmed the district court’s summary judgment of non-

infringement by Compaq’s products as to claims 1, 3, and 5 of the ‘473 patent because Compaq’s F10 BIOS interface does not meet the “commands” limitation of those claims; 3) vacated the district court’s summary judgment of non-infringement by Compaq’s accused products as to claims 7-15 of the ‘473 patent; 4) reversed the district court’s summary judgment of non-infringement based on intervening rights; and 5) remanded the case to the district court for further proceedings on the ‘473 patent. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al. On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the “‘995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. On March 20, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘995 patent. On September 6, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘057 patent. On November 27, 2017, Enova filed a petition for writ of certiorari with the U.S. Supreme Court challenging the court of appeals’ decision on the ‘057 Patent. The Supreme Court has not yet ruled on this petition. The district court case remains stayed. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Other Matters

The Company is involved in a number of other judicial, regulatory or administrative proceedings and investigations incidental to its business, and the Company may be involved in such proceedings and investigations arising in the normal course of its business in the future. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

15. Commitments

Investment commitment to acquire preferred equity securities. On September 28, 2017, the Company entered into an Equity Commitment Letter (“ECL”) with a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation (“TMC”). The ECL contemplates that, upon the closing of the acquisition, the Company or one of its subsidiaries would purchase up to JPY 139.5 billion (approximately USD 1.24 billion based on an exchange rate as of December 29, 2017), of a newly issued non-convertible preferred equity security of a newly formed company, K. K. Pangea, for the purpose of acquiring TMC. The closing of the acquisition is subject to regulatory approvals and other closing conditions.

16. Subsequent Events

Dividend Declared

On January 29, 2018, the Company’s Board of Directors announced a quarterly cash dividend of $0.63 per share, which will be payable on April 4, 2018 to shareholders of record as of the close of business on March 21, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended December 29, 2017, September 29, 2017 and December 30, 2016, referred to herein as the “December 2017 quarter,” the “September 2017 quarter,” and the “December 2016 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2017, September 2017 and December 2016 quarters were all 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations, our restructuring efforts, the impact of the Tax Cuts and Jobs Act on our financial statements, and the projected costs savings for the fiscal quarter ending March 30, 2018 and the fiscal year ending June 29, 2018 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negatives of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, the impact of the variable demand and adverse pricing environment for disk drives, any regulatory, legal, logistical or other impediments to our ability to execute on our restructuring efforts, our ability to achieve projected cost savings in connection with our restructuring plans and consolidation of our manufacturing activities; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; the development and introduction of products based on new technologies and expansion into new data storage markets; the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends; consolidation trends in the data storage industry; currency fluctuations that may impact the Company’s margins and international sales; cyber-attacks or other data breaches that disrupt its operations or results in the dissemination of proprietary or confidential information and cause reputational harm; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; the risk of non-compliance with the legal, regulatory, administrative and environmental regimes in the markets where we operate; and fluctuations in interest rates. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the December 2017 Quarter. Highlights of events in the December 2017 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the December 2017 quarter to the September 2017 quarter and the December 2016 quarter.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Contractual Obligations and Commitments. Overview of contractual obligations and contingent liabilities and commitments outstanding as of December 29, 2017.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Our products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute / client compute applications, where our products are designed primarily for desktop and mobile computing; and edge non-compute / client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles.

Our cloud systems and solutions extend innovation from the device into the information infrastructure, onsite and in the cloud. Our portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Overview of the December 2017 Quarter

During the December 2017 quarter, we shipped 88 exabytes of HDD storage capacity, generating revenue of approximately $2.9 billion and gross margin of 30%. Our operating cash flow was $850 million. We repurchased 5 million of our ordinary shares for $195 million, paid $182 million in dividends, as well as paid $130 million for the repurchase of certain of our outstanding debt.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenue	$2,914	$2,632	$2,894	$5,546	$5,691
Cost of revenue	2,037	1,896	2,003	3,933	3,999

Gross margin	877	736	891	1,613	1,692
Product development	250	263	305	513	620
Marketing and administrative	142	145	155	287	308
Amortization of intangibles	19	22	28	41	57
Restructuring and other, net	33	51	33	84	115

Income from operations	433	255	370	688	592
Other expense, net	(62)	(67)	(60)	(129)	(109)

Income before income taxes	371	188	310	559	483
Provision for income taxes	212	7	13	219	19

Net income	$159	$181	$297	$340	$464

	For the Three Months Ended			For the Six Months Ended
	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenue	100%	100%	100%	100%	100%
Cost of revenue	70	72	69	71	70

Gross margin	30	28	31	29	30
Product development	9	10	11	9	11
Marketing and administrative	5	5	5	5	6
Amortization of intangibles	—	1	1	1	1
Restructuring and other, net	1	2	1	2	2

Income from operations	15	10	13	12	10
Other expense, net	(3)	(3)	(2)	(2)	(2)

Income before income taxes	12	7	11	10	8
Provision for income taxes	7	—	1	4	—

Net income	5%	7%	10%	6%	8%

Revenue

The following table summarizes HDD information regarding average drive selling prices (“ASPs”), exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
ASPs (per unit)	$68	$64	$67	$66	$67
Exabytes Shipped	88	70	68	158	135
Revenues by Channel (%)
OEMs	67%	67%	66%	67%	68%
Distributors	17%	17%	18%	17%	18%
Retailers	16%	16%	16%	16%	14%
Revenues by Geography (%)
Americas	26%	26%	30%	26%	32%
EMEA	19%	18%	19%	18%	17%
Asia Pacific	55%	56%	51%	56%	51%

Revenue in the December 2017 quarter increased by $282 million from the September 2017 quarter as a result of an increase in exabytes shipped driven primarily by higher seasonal demand in the consumer market and higher demand for the Company’s high capacity HDD product portfolio, partially offset by price erosion.

Compared to the December 2016 quarter, revenue in the December 2017 quarter increased modestly primarily due to increase in exabytes shipped, offset by price erosion.

Revenue for the six months ended December 2017 quarter decreased by $145 million from the six months ended December 2016 quarter as a result of price erosion, partially offset by an improved product mix.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately 12%, 11% and 11% of gross drive revenue for the December 2017 quarter, September 2017 quarter and December 2016 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Cost of revenue	$2,037	$1,896	$2,003	$3,933	$3,999
Gross margin	877	736	891	1,613	1,692
Gross margin percentage	30%	28%	31%	29%	30%

Gross margin as a percentage of revenue for the December 2017 quarter increased by 200 basis points from the September 2017 quarter primarily driven by favorable product mix and improved absorption of factories due to higher demand for the Company’s high capacity HDD product portfolio, partially offset by price erosion.

Compared to the corresponding three and six months ended December 2016 quarter, gross margin as a percentage of revenue for the three and six months ended December 2017 quarter decreased by 100 basis points in both periods, primarily driven by price erosion, partially offset by favorable product mix and improved factory utilization resulting from cost savings due to our workforce reductions and manufacturing consolidation activities.

In the December 2017 quarter, total warranty cost was within the historical range of 1% to 1.5% of revenue and included a favorable change in estimates of prior warranty accruals of less than 0.2% of revenue. Warranty cost related to new shipments was 1.4%, 1.3%, and 1.2% of revenue for each of the December 2017, September 2017 and December 2016 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Product development	$250	$263	$305	$513	$620
Marketing and administrative	142	145	155	287	308
Amortization of intangibles	19	22	28	41	57
Restructuring and other, net	33	51	33	84	115

Operating expenses	$444	$481	$521	$925	$1,100

Product development expense. Product development expense for the December 2017 quarter decreased by $13 million from the September 2017 quarter primarily due to a $4 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $13 million decrease due to related operational efficiencies, partially offset by an increase in variable compensation expense.

Compared to the December 2016 quarter, product development expense decreased by $55 million primarily due to a $17 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $25 million decrease due to related operational efficiencies and a $13 million decrease in variable compensation and share-based compensation expenses.

Compared to corresponding six months ended December 2016 quarter, product development expense decreased by $107 million primarily due to a $47 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $36 million decrease due to related operational efficiencies and a $24 million decrease in variable compensation and share-based compensation expenses.

Marketing and administrative expense. Marketing and administrative expense for the December 2017 quarter decreased by $3 million from the September 2017 quarter primarily due to a decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, partially offset by an increase in variable compensation expense.

Compared to the December 2016 quarter, Marketing and administrative expense decreased by $13 million, primarily due to a $9 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, and a $4 million decrease in variable compensation expense.

Compared to corresponding six months ended December 2016 quarter, marketing and administrative expense decreased by $21 million primarily due to a $13 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods and a $8 million decrease in variable compensation expense.

Amortization of intangibles. Amortization of intangibles for the three and six months ended December 2017 quarter decreased by $3 million, $9 million and $16 million respectively, from the three months ended September 2017 quarter and the three and six months ended December 2016 quarter due to certain intangible assets reaching the end of their useful life.

Restructuring and other, net. Restructuring and other, net for the three and six months ended December 2017 quarter was comprised of restructuring charges to reduce our global workforce by 500 and 1100 employees, respectively.

Restructuring and other, net for the three and six months ended December 2016 quarter was primarily comprised of restructuring charges to reduce our global workforce by 6,500 employees. Each of these restructuring activities have reduced our workforce as we continue to consolidate our global footprint across Asia, EMEA and the Americas. See “Part I, Item 1. Financial Statements—Note 7. Restructuring and Exit Costs” for more details.

Other Expense, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Other expense, net	$(62)	$(67)	$(60)	$(129)	$(109)

Other expense, net decreased by $5 million from the September 2017 quarter primarily due to a favorable $9 million change in foreign currency exchange rates, partially offset by a $2 million loss on repurchase of debt in the December 2017 quarter.

Compared to December 2016 quarter, Other expense, net increased by $2 million in the December 2017 quarter primarily due to a $16 million of unfavorable change in foreign currency exchange rates and a $10 million increase in interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024 in the quarter ended March 31, 2017, offset by the absence of a $25 million charge related to the impairment of a strategic investment in the December 2016 quarter.

Other expense, net for the six months ended December 2017 quarter increased by $20 million from the corresponding period in the prior year, primarily due to a $22 million increase in interest expense on the issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024, a $26 million unfavorable change in foreign currency exchange rates, offset by the absence of a $25 million charge related to the impairment of a strategic investment in the December 2016 quarter.

Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2017	September 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Provision for income taxes	$212	$7	$13	$219	$19

We recorded income tax provisions of $212 million and $219 million in the three and six months ended December 2017 quarter, respectively. The income tax provision for the three and six months ended December 2017 quarter included approximately $197 million of net discrete tax expense, primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the three and six months ended December 2017 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate.

During the six months ended December 2017 quarter, our unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $75 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $75 million at December 29, 2017, subject to certain future changes in valuation allowance. During the twelve months beginning December 30, 2017, we expect that our unrecognized tax benefits could be reduced by approximately $2 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision recorded for the six months ended December 2016 quarter included approximately $4 million of net discrete tax benefits, primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the three and six months ended December 2016 quarter differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act significantly revises U.S. corporate income tax law by, among other things, lowering corporate income tax rates from 35% to 21%, implementing a territorial tax system and imposing a tax on deemed repatriated earnings of non-U.S. subsidiaries. The Act’s new international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are not expected to have a material impact on our financial statements. However, these assessments are based on preliminary review and analysis of the Act and are subject to change as we continue to evaluate these highly complex rules as additional interpretive guidance is issued.

Pursuant to SEC Staff Accounting Bulletin (SAB) 118 (regarding the application of ASC 740 associated with the enactment of the Act), we recorded a provisional tax expense of approximately $208 million for the three months ended December 29, 2017 to re-measure our U.S. deferred tax assets at the newly enacted 21% tax rate. The tax expense is provisional because we continue to evaluate the impact of various domestic and international provisions of the Act as well as the impact of additional guidance that may be provided. This provisional tax expense increased our effective tax rate for the three months ended December 29, 2017 to approximately 56%. Many of the other U.S. tax changes are not expected to impact our tax expense in the short-term due to our large net operating loss and tax credit carryovers.

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

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	December 29, 2017	June 30, 2017	Change
Cash and cash equivalents	$2,556	$2,539	$17

Our cash and cash equivalents increased from June 30, 2017 as a result of an increase in the net cash provided by operating activities, partially offset by net cash outflows for dividends paid to our shareholders, repurchase of our ordinary shares, capital expenditures, and repayments of long-term debt.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 29, 2017 of $1,087 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, deferred income taxes primarily due to the remeasurement of our U.S. deferred tax assets at the lower corporate tax rate, share-based compensation and:

•	a decrease of $145 million in accounts receivable, primarily due to improved in-quarter linearity of shipments, partially offset by higher revenue;

•	an increase of $59 million in accounts payable, primarily due to timing of material purchases;

•	an increase of $32 million in inventory, primarily due to an increase in units built;

•	a decrease of $54 million in accrued employee compensation, primarily due to cash paid to our employees as part of our variable compensation plans in the September 2017 quarter; and

•	a decrease of $42 million in vendor receivables, primarily due to timing of receipt of vendor payments.

Cash Used in Investing Activities

Cash used for investing activities for the six months ended December 29, 2017 was $210 million, which was primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $201 million.

Cash Used in Financing Activities

Cash used in financing activities of $865 million for the six months ended December 29, 2017 was primarily attributable to the following activities:

•	$366 million in dividend payments;

•	$361 million paid to repurchase ordinary shares;

•	$152 million of repayments of long-term debt;

•	$21 million paid for taxes related to net share settlement of equity awards, partially offset by;

•	$35 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 29, 2017 consisted of: (1) approximately $2.6 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of December 29, 2017, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position. The term of the revolving credit facility is through January 15, 2020 provided that if we do not have Investment Grade Ratings (as defined in the revolving credit facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. We were in compliance with the modified covenants as of December 29, 2017 and expect to be in compliance for the next 12 months.

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

Dividends declared in the December 2017 quarter of $179 million were subsequently paid on January 3, 2018. The Company’s Board of Directors announced a quarterly cash dividend of $0.63 per share on January 29, 2018, which is payable on April 4, 2018 to shareholders of record at the close of business on March 21, 2018.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases. As of December 29, 2017, $0.9 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of December 29, 2017, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,923	$—	$560	$750	$3,613
Interest payments on debt	1,720	115	430	420	755
Purchase obligations(2)	764	764	—	—	—
Operating leases(1)	122	9	25	13	75
Capital expenditures	127	116	10	1	—
Other funding requirements (3)	24	12	12	—	—

Subtotal	7,680	1,016	1,037	1,184	4,443
Commitments:
Letters of credit or bank guarantees	107	15	91	1	—

Total	$7,787	$1,031	$1,128	$1,185	$4,443

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).
(2)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.
(3)	Consists of funding requirements related to strategic commitments.

On September 28, 2017, we entered into an Equity Commitment Letter (“ECL”) with a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation (“TMC”). The ECL contemplates that, upon the closing of the acquisition, we would purchase up to JPY 139.5 billion (approximately USD 1.24 billion based on an exchange rate as of December 29, 2017), of a newly issued non-convertible preferred equity security of a newly formed company, K. K. Pangea, for the purpose of acquiring TMC. The closing of the acquisition is subject to regulatory approvals and other closing conditions.

As of December 29, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $11 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of December 29, 2017, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of December 29, 2017. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed-rate debt obligations. We enter into these debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2017.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at December 29, 2017
Assets
Cash equivalents:
Fixed rate	$1,064	$—	$—	$—	$—	$—	$1,064	$1,064
Average interest rate	1.49%						1.49%

Total fixed income	$1,064	$—	$—	$—	$—	$—	$1,064	$1,064
Average interest rate	1.49%						1.49%
Debt
Fixed rate	$—	$560	$—	$—	$750	$3,613	$4,923	$4,903
Average interest rate		3.75%			4.25%	4.93%	4.69%

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

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. We had no outstanding foreign currency forward exchange contracts as of December 29, 2017.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three and six months ended December 29, 2017.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 29, 2017. During the quarter ended December 29, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

As of December 29, 2017, $0.9 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal quarter ended December 29, 2017, including statutory tax withholdings related to vesting of employee equity awards:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2017 through October 27, 2017	—	$34.02	—	$1,084
October 28, 2017 through November 24, 2017	—	39.59	—	1,084
November 25, 2017 through December 29, 2017	5.0	39.21	5.0	888

Total	5.0	$39.17	5.0	$888

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See Exhibit Index on the page to this Quarterly Report for a list of exhibits to this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Constitution of Seagate Technology Public Limited Company, as amended and restated by Special Resolution dated October 19, 2016, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 24, 2016 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

10.1*	Seagate Technology Public Limited Company Second Amended and Restated Employee Stock Purchase Plan filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 18, 2017 and incorporated herein by reference.

10.2*	Amended and Restated Seagate Technology Public Limited Company 2012 Equity Incentive Plan as amended and restated on October 19, 2016 filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on October 27, 2017 and incorporated herein by reference.

31.1+	Certification of William D. Mosley, Chief Executive Officer and Director of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of William D. Mosley, Chief Executive Officer and Director of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: January 29, 2018	BY:	/s/ WILLIAM D. MOSLEY
William D. Mosley
Chief Executive Officer and Director (Principal Executive Officer)

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: January 29, 2018	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)