Form 10-Q
period 2018-03-30
Seagate Technology plc
filed 2018-05-01
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of April 25, 2018, 287,062,166 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,926	$2,539
Accounts receivable, net	1,076	1,199
Inventories	1,002	982
Other current assets	243	321

Total current assets	5,247	5,041
Property, equipment and leasehold improvements, net	1,720	1,875
Goodwill	1,238	1,238
Other intangible assets, net	204	281
Deferred income taxes	398	609
Other assets, net	205	224

Total Assets	$9,012	$9,268

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,645	$1,626
Accrued employee compensation	188	237
Accrued warranty	110	113
Current portion of long-term debt	503	—
Accrued expenses	609	650

Total current liabilities	3,055	2,626
Long-term accrued warranty	125	120
Long-term accrued income taxes	10	15
Other non-current liabilities	139	122
Long-term debt, less current portion	4,319	5,021

Total Liabilities	7,648	7,904
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,347	6,152
Accumulated other comprehensive loss	(8)	(17)
Accumulated deficit	(4,975)	(4,771)

Total Equity	1,364	1,364

Total Liabilities and Equity	$9,012	$9,268

The information as of June 30, 2017 was derived from the Company’s audited Consolidated Balance Sheet as of June 30, 2017.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$2,803	$2,674	$8,349	$8,365

Cost of revenue	1,956	1,858	5,889	5,857
Product development	254	324	767	944
Marketing and administrative	135	150	422	457
Amortization of intangibles	6	28	47	85
Restructuring and other, net	11	48	95	164

Total operating expenses	2,362	2,408	7,220	7,507

Income from operations	441	266	1,129	858

Interest income	10	5	23	7
Interest expense	(60)	(60)	(182)	(160)
Other, net	2	1	(18)	(10)

Other expense, net	(48)	(54)	(177)	(163)

Income before income taxes	393	212	952	695
Provision for income taxes	12	18	231	37

Net income	$381	$194	$721	$658

Net income per share:
Basic	$1.33	$0.66	$2.50	$2.22
Diluted	1.31	0.65	2.48	2.20
Number of shares used in per share calculations:
Basic	286	296	288	297
Diluted	291	300	291	299
Cash dividends declared per ordinary share	$0.63	$0.63	$1.89	$1.89

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net income	$381	$194	$721	$658
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	—	1	—	(2)
Less: reclassification for amounts included in net income	—	1	—	2

Net change	—	2	—	—

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	—
Less: reclassification for amounts included in net income	—	1	—	1

Net change	—	1	—	1

Foreign currency translation adjustments	3	3	9	(3)

Total other comprehensive income (loss), net of tax	3	6	9	(2)

Comprehensive income	$384	$200	$730	$656

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 30, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$721	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	573
Share-based compensation	85	110
Impairment of long-lived assets	—	35
Deferred income taxes	209	12
Other non-cash operating activities, net	9	17
Changes in operating assets and liabilities:
Accounts receivable, net	124	165
Vendor receivables	54	32
Inventories	(20)	(170)
Accounts payable	74	124
Accrued employee compensation	(49)	61
Accrued expenses, income taxes and warranty	(24)	69
Other assets and liabilities	1	(13)

Net cash provided by operating activities	1,645	1,673

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(270)	(330)
Proceeds from the sale of fixed assets	2	—
Proceeds from sale of properties previously classified as held for sale	43	—
Maturities of short-term investments	—	6
Other investing activities, net	(14)	(13)

Net cash used in investing activities	(239)	(337)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(209)	(97)
Net proceeds from issuance of long-term debt	—	1,232
Taxes paid related to net share settlement of equity awards	(22)	(25)
Repurchases of ordinary shares	(361)	(248)
Dividends to shareholders	(545)	(374)
Proceeds from issuance of ordinary shares under employee stock plans	110	83

Net cash (used in) provided by financing activities	(1,027)	571

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	8	(8)

Increase in cash, cash equivalents, and restricted cash	387	1,899
Cash, cash equivalents, and restricted cash at the beginning of the period	2,543	1,132

Cash, cash equivalents, and restricted cash at the end of the period	$2,930	$3,031

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 30, 2018

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2017	292	$—	$6,152	$(17)	$(4,771)	$1,364
Net income					721	721
Other comprehensive income				9		9
Issuance of ordinary shares under employee stock plans	6		110			110
Repurchases of ordinary shares	(10)				(361)	(361)
Tax withholding related to vesting of restricted stock units	(1)				(22)	(22)
Dividends to shareholders					(542)	(542)
Share-based compensation			85			85

Balance at March 30, 2018	287	$—	$6,347	$(8)	$(4,975)	$1,364

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

The results of operations for the three and nine months ended March 30, 2018 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending June 29, 2018. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three and nine months ended March 30, 2018 and the three and nine months ended March 31, 2017 consisted of 13 weeks and 39 weeks, respectively. Fiscal year 2018, which ends on June 29, 2018, and fiscal year 2017, which ended on June 30, 2017, are both comprised of 52 weeks. The fiscal quarters ended March 30, 2018, December 29, 2017, and March 31, 2017, are also referred to herein as the “March 2018 quarter”, the “December 2017 quarter”, and the “March 2017 quarter”, respectively.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC on August 4, 2017 for a discussion of the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the guidance in the first quarter of fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). Based on its assessment, the Company plans to adopt the new revenue standard in the first quarter of fiscal year 2019, utilizing the modified retrospective method of transition. While management has not yet completed its assessment of the impact of adopting this new standard on the Company’s consolidated financial statements, the Company expects the adoption of the new standard will result in the recognition of revenue generally upon shipment (sell-in basis) for sales of products to certain direct retail customers and customers in certain indirect retail channels which are currently being recognized on a sell-through basis. Accordingly, the Company will need to estimate variable consideration (e.g. rebates) related to customer incentives on these arrangements. These changes are not expected to have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments—Overall: Technical Correction and Improvements, issued in February 2018. The amendments in these ASUs require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The Company is required to adopt the guidance in the first quarter of fiscal year 2019. Early adoption is permitted for only certain portions of the ASU. The Company expects to elect the measurement alternative for measurement of equity investments, defined as cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Price Changes”) until the equity investments’ fair value becomes readily determinable. The amount of the impact to equity investments will depend on any Price Changes observed after adoption in the first quarter of fiscal year 2019.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company is required to adopt this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The Company is required to adopt this guidance in the first quarter of fiscal year 2021. Early adoption in the first quarter of fiscal year 2020 is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company plans to adopt the guidance in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (ASC Topic 718), Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company plans to adopt the guidance in the first quarter of fiscal year 2019. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 (ASC Topic 815), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU were issued to simplify existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amended guidance will eliminate the separate measurement and presentation of hedge ineffectiveness. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

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

2.	Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of March 30, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,261	$—	$1,261
Time deposits and certificates of deposit	292	—	292

Total	$1,553	$—	$1,553

Included in Cash and cash equivalents			$1,549
Included in Other current assets			4

Total			$1,553

As of March 30, 2018, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of March 30, 2018, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of March 30, 2018.

The fair value and amortized cost of the Company’s investments classified as available-for-sale as of March 30, 2018, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,553	$1,553
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$1,553	$1,553

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 30, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$594	$—	$594
Time deposits and certificates of deposit	584	—	584

Total	$1,178	$—	$1,178

Included in Cash and cash equivalents			$1,174
Included in Other current assets			4

Total			$1,178

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	March 30, 2018	June 30, 2017	March 31, 2017	July 1, 2016
Cash and cash equivalents	$2,926	$2,539	$3,026	$1,125
Restricted cash included in Other current assets	4	4	5	7

Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$2,930	$2,543	$3,031	$1,132

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	March 30, 2018	June 30, 2017
Raw materials and components	$308	$350
Work-in-process	322	257
Finished goods	372	375

Total inventories	$1,002	$982

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	March 30, 2018	June 30, 2017
Property, equipment and leasehold improvements	$9,436	$9,633
Accumulated depreciation and amortization	(7,716)	(7,758)

Property, equipment and leasehold improvements, net	$1,720	$1,875

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	March 30, 2018	June 30, 2017
Dividends payable	$181	$184
Other accrued expenses	428	466

Total accrued expenses	$609	$650

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	9	9
Amounts reclassified from AOCI	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	9	9

Balance at March 30, 2018	$—	$—	$(5)	$(3)	$(8)

Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(2)	—	—	(3)	(5)
Amounts reclassified from AOCI	2	—	1	—	3

Other comprehensive income (loss)	—	—	1	(3)	(2)

Balance at March 31, 2017	$(1)	$—	$(6)	$(20)	$(27)

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of March 30, 2018 and expects to be in compliance for the next 12 months.

As of March 30, 2018, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the three and nine months ended March 30, 2018, the Company repurchased $56 million and $206 million aggregate principal amount of the 2018 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss of approximately $1 million and $3 million on repurchases during the three and nine months ended March 30, 2018, respectively, which is included in Other, net on the Condensed Consolidated Statements of Operations. The remainder of the 2018 Notes are classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at March 30, 2018.

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

At March 30, 2018, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$—
2019	504
2020	—
2021	—
2022	750
Thereafter	3,613

Total	$4,867

4.	Income Taxes

The Company recorded income tax provisions of $12 million and $231 million in the three and nine months ended March 30, 2018, respectively. The income tax provision for the three and nine months ended March 30, 2018 included approximately $2 million of net discrete tax benefit and approximately $195 million of net discrete expense, respectively. The discrete items for the nine months ended March 30, 2018 are primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Act on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and nine months ended March 30, 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate.

During the nine months ended March 30, 2018, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $15 million to $59 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $59 million at March 30, 2018, subject to certain future changes in valuation allowance. During the twelve months beginning March 31, 2018, the Company expects that its unrecognized tax benefits could be reduced by approximately $19 million, primarily as a result of the expiration of certain statutes of limitation.

The Company recorded an income tax provision of $18 million and $37 million in the three and nine months ended March 31, 2017, respectively. The income tax provision for the three and nine months ended March 31, 2017 included approximately $8 million of net discrete tax expense and approximately $3 million of net discrete tax expense, respectively. The discrete items are primarily associated with changes in valuation allowances offset by release of tax reserves due to the expiration of certain statutes of limitation and prior year tax adjustments.

The Company’s income tax provision recorded for the three and nine months ended March 31, 2017 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) restructuring expenses with no associated tax benefits, and (iii) a net decrease in valuation allowance for certain deferred tax assets.

The Act significantly revised U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system and imposing a tax on deemed repatriated earnings of non-U.S. subsidiaries. The Act’s new international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are not expected to have a material impact on the Company’s financial statements. However, these assessments are based on preliminary review and analysis of the Act and are subject to change as the Company continues to evaluate these highly complex rules as additional interpretive guidance is issued.

Pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company recorded an adjusted provisional tax expense of approximately $4 million and $212 million for the three and nine months ended March 30, 2018, respectively, to re-measure its U.S. deferred tax assets at the newly enacted 21% tax rate. The tax expense remains provisional because the Company continues to evaluate the impact of various domestic and international provisions of the Act as well as the impact of additional guidance that may be provided. This provisional tax expense increased the Company’s effective tax rate for the three and nine months ended March 30, 2018 to approximately 3% and 24%, respectively. The other U.S. tax changes are not expected to impact the Company’s tax expense in the short-term due the Company’s large net operating loss and tax credit carryovers.

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

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 30, 2018, are as follows:

(Dollars in millions)	Amount
Balance at June 30, 2017	$1,238
Goodwill acquired	—
Goodwill disposed	(1)
Foreign currency translation effect	1

Balance at March 30, 2018	$1,238

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of March 30, 2018, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$279	$(153)	$126	2.7 years
Customer relationships	89	(39)	50	4.2 years
Trade name	17	(12)	5	1.5 years
Other intangible assets	40	(17)	23	2.5 years

Total amortizable other intangible assets	$425	$(221)	$204	3.0 years

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

For the three and nine months ended March 30, 2018, the amortization expense of other intangible assets were $21 million and $90 million, respectively. For the three and nine months ended March 31, 2017, the amortization expense of other intangible assets was $42 million and $126 million, respectively. As of March 30, 2018, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2018	$21
2019	76
2020	52
2021	24
2022	16
Thereafter	15

Total	$204

7.	Restructuring and Exit Costs

For the three and nine months ended March 30, 2018, the Company recorded restructuring charges of approximately $11 million and $95 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce during the fiscal year. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

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

In addition, during fiscal year 2017, the Company committed to sell certain land and buildings primarily in Asia as part of the March 2017 and July 2016 plans, which accordingly met the criteria to be classified as assets held for sale and were reclassified to Other current assets on the Condensed Consolidated Balance Sheets at that time. During the quarter ended March 30, 2018, the Company sold certain of these properties, which were previously classified as assets held for sale and recognized a gain of approximately $1 million, which was included in Restructuring and other, net in the Condensed Consolidated Statements of Operations. See Note 9. Fair Value for additional information.

The Company’s restructuring activity for the three and nine months ended March 30, 2018 is summarized as follows:

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2017	$—	$—	$—	$—	$—	$—	$22	$2	$6	$13	$43
Restructuring charges	27	4	38	4	—	—	1	12	2	—	88
Cash payments	(18)	(1)	(37)	(3)	(1)	—	(21)	(13)	(8)	(2)	(104)
Adjustments	(2)	—	(1)	—	2	—	2	(1)	—	7	7

Accrual balances at March 30, 2018	$7	$3	$—	$1	$1	$—	$4	$—	$—	$18	$34

Total costs incurred to date as of March 30, 2018	$25	$4	$37	$4	$31	$3	$82	$31	$228	$58	$503

Total expected charges to be incurred as of March 30, 2018	$1	$1	$—	$—	$—	$1	$—	$1	$—	$—	$4

Restructuring charges for the three months ended March 30, 2018	$(2)	$4	$—	$—	$—	$—	$—	$2	$—	$7	$11

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

The Company de-designates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 30, 2018.

As of March 30, 2018 and June 30, 2017, the Company had no outstanding foreign currency forward exchange contracts.

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of March 30, 2018, the notional investments underlying the TRS amounted to $113 million. The contract term of the TRS is through January 2019 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

As of March 30, 2018 and June 30, 2017, the Company had no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the condensed consolidated balance sheets was immaterial.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2018:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$—	$—
Total return swap	Operating expenses	(2)	5

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017:

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$1	$(2)	Cost of revenue	$(1)	$(2)	Cost of revenue	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$4	$1
Total return swap	Operating expenses	4	8

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships and the amount excluded from the assessment of hedge effectiveness were less than $1 million for the three and nine months ended March 31, 2017, respectively.

9.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of March 30, 2018:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,260	$—	$—	$1,260
Time deposits and certificates of deposit	—	289	—	289

Total cash equivalents	1,260	289	—	1,549

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3

Total assets	$1,261	$292	$—	$1,553

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,260	$289	$—	$1,549
Other current assets	1	3	—	4

Total assets	$1,261	$292	$—	$1,553

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 30, 2017:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$593	$—	$—	$593
Time deposits and certificates of deposit	—	581	—	581

Total cash equivalents	593	581	—	1,174

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3

Total assets	$594	$584	$—	$1,178

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$593	$581	$—	$1,174
Other current assets	1	3	—	4

Total assets	$594	$584	$—	$1,178

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 30, 2018, has not found it necessary to make any adjustments to the prices obtained.

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

As of March 30, 2018 and June 30, 2017, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Condensed Consolidated Balance Sheet, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at March 30, 2018 and June 30, 2017 was $125 million at both dates, and consisted primarily of privately held equity securities without a readily determinable fair value.

For the three and nine months ended March 30, 2018, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired and recorded a charge of $3 million in order to write down the carrying amount of the investment to its fair value. For the nine months ended March 31, 2017, the Company recognized an impairment charge of $25 million on a strategic investment. For the three months ended March 31, 2017, the Company did not record any impairment charges. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Condensed Consolidated Statements of Operations.

As of June 30, 2017, the Company had $77 million of held for sale land and buildings (collectively, the “properties”) primarily in Asia included in Other current assets on the Condensed Consolidated Balance Sheet. The respective properties to be sold met the criteria to be classified as held for sale during the quarters ended March 31, 2017 and June 30, 2017. Depreciation related to the properties ceased as of the date these were determined to be held for sale. During the fiscal year 2017, the Company recorded impairment charges of $35 million in order to write down the carrying amount of such properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Condensed Consolidated Statements of Operations. No additional impairment charges related to these properties were recorded during the three and nine months ended March 30, 2018. The fair values were measured with the assistance of third-party valuation models which used inputs such as comparable market data for similar land sale transactions adjusted for differences in comparable properties to derive the estimated fair value of the subject properties and the cost approach valuation techniques for buildings as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis. In the quarter ended March 30, 2018, the Company completed the sale of certain of these properties and recorded a gain of approximately $1 million, which was included in Restructuring and other, net in the Condensed Consolidated Statements of Operations. As of March 30, 2018, the Company had $36 million of properties that continued to be included in Other current assets on the Condensed Consolidated Balance Sheet.

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

	March 30, 2018		June 30, 2017
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$504	$507	$710	$726
4.25% Senior Notes due March 2022	749	741	748	765
4.75% Senior Notes due June 2023	951	954	951	987
4.875% Senior Notes due March 2024	497	498	497	511
4.75% Senior Notes due January 2025	975	953	975	984
4.875% Senior Notes due June 2027	695	660	695	698
5.75% Senior Notes due December 2034	489	467	489	488

	$4,860	$4,780	$5,065	$5,159
Less: debt issuance costs	(38)	—	(44)	—

Long-term debt, net of debt issuance costs	$4,822	$4,780	$5,021	$5,159
Less: current portion of long-term debt, net of debt issuance costs of $1 million	(503)	(507)	—	—

Long-term debt, less current portion	$4,319	$4,273	$5,021	$5,159

10.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 287,026,396 shares were outstanding as of March 30, 2018, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 30, 2018.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of March 30, 2018, $0.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended March 30, 2018:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	10	$361
Tax withholding related to vesting of equity awards	1	22

Total	11	$383

11.	Share-based Compensation

The Company recorded approximately $26 million and $85 million of share-based compensation expense during the three and nine months ended March 30, 2018, respectively. The Company recorded approximately $37 million and $110 million of share-based compensation expense during the three and nine months ended March 31, 2017, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended March 30, 2018 and March 31, 2017 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Balance, beginning of period	$236	$222	$233	$206
Warranties issued	36	32	111	97
Repairs and replacements	(26)	(28)	(80)	(87)
Changes in liability for pre-existing warranties, including expirations	(11)	(3)	(29)	7

Balance, end of period	$235	$223	$235	$223

13.	Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted stock units and performance-based share units and shares to be purchased under the Employee Stock Purchase Plan (“ESPP”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Numerator:
Net income	$381	$194	$721	$658

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	286	296	288	297
Weighted-average effect of dilutive securities:
Employee equity award plans	5	4	3	2

Total shares for purpose of calculating diluted net income per share	291	300	291	299

Net income per share:
Basic	$1.33	$0.66	$2.50	$2.22
Diluted	$1.31	$0.65	$2.48	$2.20

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were approximately 1 million for the three and nine months ended March 30, 2018, and approximately 1 million and 2 million for the three and nine months ended March 31, 2017, respectively.

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

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al. On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the “‘995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. On March 20, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘995 patent. On September 6, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘057 patent. On November 27, 2017, Enova filed a petition for writ of certiorari with the U.S. Supreme Court challenging the court of appeals’ decision on the ‘057 Patent. The Supreme Court denied the petition on April 30, 2018. The district court case remains stayed. In light of the Supreme Court’s denial of the petition, the Company does not expect to incur a loss in this matter.

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

Investment commitment to acquire interest in preferred stock. On September 28, 2017, the Company entered into an Equity Commitment Letter (“ECL”) with a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation (“TMC”). The ECL contemplates that, upon the closing of the acquisition, the Company or one of its subsidiaries would purchase up to JPY 139.5 billion (approximately USD 1.31 billion based on an exchange rate as of March 30, 2018), of a newly issued non-convertible preferred stock of a newly formed company, K. K. Pangea, for the purpose of acquiring TMC. The closing of the acquisition is subject to regulatory approvals and other closing conditions.

16.	Subsequent Events

Dividend Declared

On May 1, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on July 5, 2018 to shareholders of record as of the close of business on June 20, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended March 30, 2018, December 29, 2017 and March 31, 2017, referred to herein as the “March 2018 quarter,” the “December 2017 quarter,” and the “March 2017 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2018, December 2017 and March 2017 quarters were all 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations, our restructuring efforts, the impact of the U.S. Tax Cuts and Jobs Act on our financial statements, potential impact of trade barriers such as import/export duties and restrictions, tariffs and quotas; changes in the regulatory regime governing the flow of data across international borders and the projected costs savings for the fiscal quarter and the fiscal year ending June 29, 2018 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negatives of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, the impact of the variable demand and adverse pricing environment for disk drives, any regulatory, legal, logistical or other impediments to our ability to execute on our restructuring efforts, our ability to achieve projected cost savings in connection with our restructuring plans and consolidation of our manufacturing activities; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products; disruptions to our supply chain or production capabilities; the development and introduction of products based on new technologies and expansion into new data storage markets; the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends; consolidation trends in the data storage industry; currency fluctuations that may impact our margins and international sales and transactions; cyber-attacks or other data breaches that disrupt our operations or results in the dissemination of proprietary or confidential information and cause reputational harm; loss of significant customers and/or suppliers; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; the risk of non-compliance with the legal, regulatory, administrative and environmental regimes in the markets where we operate; and fluctuations in interest rates. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the March 2018 Quarter. Highlights of events in the March 2018 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the March 2018 quarter to the December 2017 quarter and the March 2017 quarter.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Contractual Obligations and Commitments. Overview of contractual obligations and contingent liabilities and commitments outstanding as of March 30, 2018.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Overview of the March 2018 Quarter

During the March 2018 quarter, we shipped 87 exabytes of HDD storage capacity. We generated revenue of approximately $2.8 billion, gross margin of 30% and our operating cash flow was $558 million. We paid $179 million in dividends and $57 million for the repurchase of certain of our outstanding debt.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$2,803	$2,914	$2,674	$8,349	$8,365
Cost of revenue	1,956	2,037	1,858	5,889	5,857

Gross margin	847	877	816	2,460	2,508
Product development	254	250	324	767	944
Marketing and administrative	135	142	150	422	457
Amortization of intangibles	6	19	28	47	85
Restructuring and other, net	11	33	48	95	164

Income from operations	441	433	266	1,129	858
Other expense, net	(48)	(62)	(54)	(177)	(163)

Income before income taxes	393	371	212	952	695
Provision for income taxes	12	212	18	231	37

Net income	$381	$159	$194	$721	$658

	For the Three Months Ended			For the Nine Months Ended
	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	100%	100%	100%	100%	100%
Cost of revenue	70	70	69	71	70

Gross margin	30	30	31	29	30
Product development	9	9	12	9	11
Marketing and administrative	5	5	6	5	6
Amortization of intangibles	—	—	1	1	1
Restructuring and other, net	—	1	2	1	2

Income from operations	16	15	10	13	10
Other expense, net	(2)	(3)	(2)	(2)	(2)

Income before income taxes	14	12	8	11	8
Provision for income taxes	—	7	1	2	—

Net income	14%	5%	7%	9%	8%

Revenue

The following table summarizes HDD information regarding average drive selling prices (“ASPs”), exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
ASPs (per unit)	$70	$68	$67	$67	$67
Exabytes Shipped	87	88	65	245	200
Revenues by Channel (%)
OEMs	69%	67%	66%	67%	67%
Distributors	17%	17%	19%	17%	18%
Retailers	14%	16%	15%	16%	15%
Revenues by Geography (%)
Americas	29%	26%	30%	27%	31%
EMEA	17%	19%	17%	18%	17%
Asia Pacific	54%	55%	53%	55%	52%

Revenue in the March 2018 quarter decreased by $111 million from the December 2017 quarter as a result of lower seasonal demand in the consumer and client markets and price erosion, partially offset by higher exabytes shipped in the enterprise market.

Compared to the March 2017 quarter, revenue in the March 2018 quarter increased by $129 million as a result of an increase in exabytes shipped primarily in the enterprise market, partially offset by price erosion.

Revenue for the nine months ended March 2018 quarter decreased modestly from the nine months ended March 2017 quarter as a result of price erosion, partially offset by an increase in exabytes shipped.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately 12%, 12% and 11% of gross drive revenue for the March 2018 quarter, December 2017 quarter and March 2017 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
Cost of revenue	$1,956	$2,037	$1,858	$5,889	$5,857
Gross margin	847	877	816	2,460	2,508
Gross margin percentage	30%	30%	31%	29%	30%

Gross margin as a percentage of revenue for the March 2018 quarter remained flat from the December 2017 quarter.

Compared to the corresponding three and nine months ended March 2017 quarter, gross margin as a percentage of revenue for the three and nine months ended March 2018 quarter decreased by 100 basis points in both periods, primarily driven by price erosion, partially offset by favorable product mix and cost containment efforts.

In the March 2018 quarter, total warranty cost was 0.9% of revenue and included a favorable change in estimates of prior warranty accruals of less than 0.4% of revenue primarily due to improvements in return rates on newer generation products. Warranty cost related to new shipments was 1.3%, 1.4% and 1.2% of revenue for each of the March 2018, December 2017 and March 2017 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
Product development	$254	$250	$324	$767	$944
Marketing and administrative	135	142	150	422	457
Amortization of intangibles	6	19	28	47	85
Restructuring and other, net	11	33	48	95	164

Operating expenses	$406	$444	$550	$1,331	$1,650

Product development expense. Product development expense for the March 2018 quarter remained essentially flat from the December 2017 quarter.

Compared to the March 2017 quarter, product development expense in the March 2018 quarter decreased by $70 million due to a $31 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $32 million decrease due to related operational efficiencies and a $7 million decrease in variable compensation and share-based compensation expenses.

Compared to the corresponding nine months ended March 2017 quarter, product development expense for the nine months ended March 2018 quarter decreased by $177 million due to a $68 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $78 million decrease due to related operational efficiencies and a $31 million decrease in variable compensation and share-based compensation expenses.

Marketing and administrative expense. Marketing and administrative expense for the March 2018 quarter decreased by $7 million from the December 2017 quarter primarily due to a $4 million decrease due to operational efficiencies and a $2 million decrease in variable compensation expense.

Compared to the March 2017 quarter, Marketing and administrative expense in the March 2018 quarter decreased by $15 million due to a $17 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $6 million decrease in variable compensation and share-based compensation expenses, partially offset by an increase in other general expenses.

Compared to the corresponding nine months ended March 2017 quarter, Marketing and administrative expense for the nine months ended March 2018 quarter decreased by $35 million due to a $30 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $17 million decrease in variable compensation and share-based compensation expenses, partially offset by a $12 million increase in other general expenses.

Amortization of intangibles. Amortization of intangibles for the three and nine months ended March 2018 quarter decreased by $13 million, $22 million and $38 million as compared to the three months ended December 2017 quarter and the three and nine months ended March 2017 quarter, respectively, due to certain intangible assets reaching the end of their useful life.

Restructuring and other, net. Restructuring and other, net for the nine months ended March 2018 quarter was comprised primarily of restructuring charges to reduce our global workforce by 1,100 employees. There was no new restructuring plan in the March 2018 quarter.

Restructuring and other, net for the three and nine months ended March 2017 quarter was primarily comprised of restructuring charges to reduce our global workforce by 300 and 6,800 employees, respectively. Each of these restructuring activities have reduced our workforce as we consolidated our global footprint across Asia, EMEA and the Americas. See “Part I, Item 1. Financial Statements—Note 7. Restructuring and Exit Costs” for more details.

Other Expense, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
Other expense, net	$(48)	$(62)	$(54)	$(177)	$(163)

Other expense, net decreased by $14 million from the December 2017 quarter primarily due to a $9 million gain from net favorable changes in foreign currency exchange rates, a $3 million increase in interest income, a $2 million decrease in loss on repurchase of debt, partially offset by a $3 million charge related to the impairment of a strategic investment.

Compared to March 2017 quarter, Other expense, net decreased by $6 million in the March 2018 quarter primarily due to a $9 million gain from net favorable changes in foreign currency exchange rates and a $4 million increase in interest income, partially offset by a $6 million net increase in losses related to strategic investments.

Other expense, net for the nine months ended March 2018 quarter increased by $14 million from the corresponding period in the prior year, primarily due to a $22 million net increase in interest expense on the issuance of $1.25 billion Senior Notes in the March 2017 quarter offset by repurchase of certain debts, a $17 million loss from net unfavorable changes in foreign currency exchange rates, a $3 million loss on repurchase of debts, partially offset by a $16 million increase in interest income and a $16 million net decrease in losses related to strategic investments.

Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2018	December 29, 2017	March 31, 2017	March 30, 2018	March 31, 2017
Provision for income taxes	$12	$212	$18	$231	$37

We recorded income tax provisions of $12 million and $231 million in the three and nine months ended March 2018 quarter, respectively. The income tax provision for the three and nine months ended March 2018 quarter included approximately $2 million of net discrete tax benefit and approximately $195 million of net discrete expense, respectively. The discrete items for the nine months ended March 2018 quarter are primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the three and nine months ended March 2018 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate.

During the nine months ended March 2018 quarter, our unrecognized tax benefits excluding interest and penalties decreased by approximately $15 million to $59 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $59 million at March 30, 2018, subject to certain future changes in valuation allowance. During the twelve months beginning March 31, 2018, we expect that our unrecognized tax benefits could be reduced by approximately $19 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision recorded for the nine months ended March 2017 quarter included approximately $3 million of net discrete tax expense, primarily associated with changes in valuation allowances offset by the release of tax reserves due to the expiration of certain statutes of limitation, and prior year tax adjustments.

Our income tax provision recorded for the three and nine months ended March 2017 quarter differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) restructuring expenses with no associated tax benefits, and (iii) a net decrease in valuation allowance for certain deferred tax assets.

The Act significantly revised U.S. corporate income tax law by, among other things, lowering corporate income tax rates from 35% to 21%, implementing a territorial tax system and imposing a tax on deemed repatriated earnings of non-U.S. subsidiaries. The Act’s new international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are not expected to have a material impact on our financial statements. However, these assessments are based on preliminary review and analysis of the Act and are subject to change as we continue to evaluate these highly complex rules as additional interpretive guidance is issued.

Pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Act), we recorded an adjusted provisional tax expense of approximately $4 million and $212 million for the three and nine months ended March 30, 2018, respectively, to re-measure our U.S. deferred tax assets at the newly enacted 21% tax rate. The tax expense remains provisional because we continue to evaluate the impact of various domestic and international provisions of the Act as well as the impact of additional guidance that may be provided. This provisional tax expense increased our effective tax rate for the three and nine months ended March 30, 2018 to approximately 3% and 24%, respectively. The other U.S. tax changes are not expected to impact our tax expense in the short-term due our large net operating loss and tax credit carryovers.

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

Cash and Cash Equivalents

(Dollars in millions)	March 30, 2018	June 30, 2017	Change
Cash and cash equivalents	$2,926	$2,539	$387

Our cash and cash equivalents increased from June 30, 2017 as a result of an increase in the net cash provided by operating activities, partially offset by net cash outflows for dividends paid to our shareholders, repurchase of our ordinary shares, capital expenditures, and repayments of long-term debt.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 30, 2018 of $1,645 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, deferred income taxes primarily due to the remeasurement of our U.S. deferred tax assets at the lower corporate tax rate, share-based compensation and:

•	a decrease of $124 million in accounts receivable, primarily due to improved in-quarter linearity of shipments;

•	an increase of $74 million in accounts payable, primarily due to timing of material purchases; and

•	a decrease of $54 million in vendor receivables, primarily due to timing of receipt of vendor payments;

•	partially offset by a decrease of $49 million in accrued employee compensation, primarily due to cash paid to our employees as part of our variable compensation plans.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended March 30, 2018 was $239 million, which was primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $270 million, partially offset by the proceeds of $43 million from the sale of certain properties previously classified as held for sale.

Cash Used in Financing Activities

Cash used in financing activities of $1,027 million for the nine months ended March 30, 2018 was primarily attributable to the following activities:

•	$545 million in dividend payments;

•	$361 million paid to repurchase ordinary shares;

•	$209 million of repayments of long-term debt; and

•	$22 million paid for taxes related to net share settlement of equity awards;

•	partially offset by $110 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of March 30, 2018 consisted of: (1) approximately $2.9 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of March 30, 2018, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our financial liquidity position. The term of the revolving credit facility is through January 15, 2020 provided that if we do not have Investment Grade Ratings (as defined in the revolving credit facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. We were in compliance with the modified covenants as of March 30, 2018 and expect to be in compliance for the next 12 months.

Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend and any future strategic investments. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

For fiscal year 2018, we expect capital expenditures to be less than 5% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding notes pursuant to the terms of the applicable indenture.

Dividends declared in the March 2018 quarter of $181 million were subsequently paid on April 4, 2018. The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on May 1, 2018, which is payable on July 5, 2018 to shareholders of record at the close of business on June 20, 2018.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases. As of March 30, 2018, $0.9 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of March 30, 2018, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,867	$—	$504	$750	$3,613
Interest payments on debt	1,667	62	430	420	755
Purchase obligations (1)	827	713	114	—	—
Operating leases (2)	118	5	25	13	75
Capital expenditures	238	120	118	—	—
Other funding requirements (3)	26	7	19	—	—

Subtotal	7,743	907	1,210	1,183	4,443
Commitments:
Letters of credit or bank guarantees	103	11	91	1	—

Total	$7,846	$918	$1,301	$1,184	$4,443

(1)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.
(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).
(3)	Consists of funding requirements related to strategic commitments.

On September 28, 2017, we entered into an Equity Commitment Letter (“ECL”) with a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation (“TMC”). The ECL contemplates that, upon the closing of the acquisition, we or one of our subsidiaries would purchase up to JPY 139.5 billion (approximately USD 1.31 billion based on an exchange rate as of March 30, 2018), of a newly issued non-convertible preferred stock of a newly formed company, K. K. Pangea, for the purpose of acquiring TMC. The closing of the acquisition is subject to regulatory approvals and other closing conditions.

As of March 30, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $8 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 30, 2018, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of March 30, 2018. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed-rate debt obligations. We enter into these debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of March 30, 2018.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at March 30, 2018
Assets
Cash equivalents:	—
Fixed rate	$1,553	$—	$—	$—	$—	$—	$1,553	$1,553
Average interest rate	1.68%						1.68%

Total fixed income	$1,553	$—	$—	$—	$—	$—	$1,553	$1,553
Average interest rate	1.68%						1.68%
Debt
Fixed rate	$—	$504	$—	$—	$750	$3,613	$4,867	$4,780
Average interest rate		3.75%			4.25%	4.93%	4.70%

Foreign Currency Exchange Risk. From time to time, we may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. At this time, we have not identified any material exposure associated with the potential changes related to the British vote to exit the European Union.

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. We had no outstanding foreign currency forward exchange contracts as of March 30, 2018.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three and nine months ended March 30, 2018.

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

As required by the Exchange Act Rule 13a-15, as of March 30, 2018 we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective as of March 30, 2018.

During the quarter ended March 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 14. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

As of March 30, 2018, $0.9 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal quarter ended March 30, 2018, including statutory tax withholdings related to vesting of employee equity awards:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2017 through January 26, 2018	—	$52.84	—	$888
January 27, 2018 through February 23, 2018	—	51.92	—	888
February 24, 2018 to March 30, 2018	—	60.98	—	887

Total	—	$55.53	—	$887

(1)	Repurchase of shares relating to tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See Exhibit Index on the page to this Quarterly Report for a list of exhibits to this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Constitution of Seagate Technology Public Limited Company, as amended and restated by Special Resolution dated October 19, 2016, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 24, 2016 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

10.1+	First Amendment, dated August 31, 2011, to the Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent.

31.1+	Certification of William D. Mosley, Chief Executive Officer and Director of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of William D. Mosley, Chief Executive Officer and Director of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: May 1, 2018	BY:	/s/ WILLIAM D. MOSLEY
William D. Mosley
Chief Executive Officer and Director (Principal Executive Officer)

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: May 1, 2018	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)