Form 10-K
period 2018-06-29
Seagate Technology plc
filed 2018-08-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2018

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

    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.9 billion based upon the closing price reported for such date by the NASDAQ.

The number of outstanding ordinary shares of the registrant as of July 30, 2018 was 287,184,721.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 30, 2018, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended June 29, 2018.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations and our cash liquidity position, our restructuring efforts, the sufficiency of our sources of cash to meet our cash needs for the next 12 months, our expectations regarding capital expenditures, the potential impact of trade barriers such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by the other countries in which the Company conducts its business, changes in the regulatory regime governing the flow of data across international borders, the impact of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”) on our financial statements and the projected costs savings for the fiscal year ending June 28, 2019. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

•	the uncertainty in global economic and political conditions;

•	the development and introduction of products based on new technologies and expansion into new data storage markets;

•	the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends;

•	the impact of variable demand and an adverse pricing environment for disk drives;

•	any regulatory, legal, logistical or other impediments to the Company’s ability to execute on its restructuring efforts;

•	the Company’s ability to achieve projected cost savings in connection with its restructuring plans and consolidation of its manufacturing activities;

•

the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests and maintain a favorable cash liquidity position;

•

the Company’s ability to successfully qualify, manufacture and sell its disk drive products, particularly the new disk drive products with lower cost structures, in increasing volumes on a cost-effective basis and with acceptable quality;

•	possible excess industry supply both with respect to particular disk drive products and competing alternative storage technology solutions;

•	disruptions to the Company’s supply chain or production capabilities;

Seagate Technology public limited company | 2018 Form 10-K | 1

•	consolidation trends in the data storage industry;

•	fluctuations in interest rates;

•	currency fluctuations that may impact the Company’s margins, international sales and results of operations;

•	fluctuations in the value of the Company’s investments and the associated investment income;

•

the impact of trade barriers imposed by the U.S. government, such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by other countries in which the Company conducts its business;

•

the evolving legal, regulatory and administrative climate in the international markets where the Company operates including changes in regulations relating to privacy and protection of data and environmental matters;

•	the impact of the Tax Act on the Company’s financial statements; and

•

cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm, and the cybersecurity threats and vulnerabilities associated with the Company’s infrastructure updates to its information technology systems.

Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements to reflect new information or future events or circumstances after the date they were made.

Seagate Technology public limited company | 2018 Form 10-K | 2

PART I

ITEM 1.	BUSINESS

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high capacity hard disk drive and a smaller SSD acting as a cache to improve performance of frequently accessed data.

Our HDD products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute/client compute applications, where our products are designed primarily for desktop and mobile computing; and edge non-compute/client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, digital video recorders (“DVRs”), network-attached storage (“NAS”) and gaming consoles. Our SSD products mainly include serial attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) SSDs.

Our cloud systems and solutions portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Industry Overview

Data Storage Industry

The data storage industry is comprised of companies that manufacture components or subcomponents designed for data storage devices and companies that provide storage solutions, software and services for enterprise cloud, big data, computing platforms and consumer markets. We believe the proliferation and personal creation of media-rich digital content will continue to create increasing consumer demand for higher capacity storage solutions.

Markets

The principal markets served by us include:

Enterprise Storage. We define enterprise storage as dedicated storage area networks and hyperscale cloud storage environments. Enterprise and cloud data centers run solutions which are designed for mission critical, nearline and enterprise serial attached SCSI SSDs applications.

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

Nearline applications are defined as those which require high capacity and energy efficient storage solutions. We expect such applications, which include storage for cloud computing, content delivery and backup services, will continue to grow and drive demand for solutions designed with these attributes. With the increased requirements for storage capacity and performance driven by the creation and consumption of media-rich digital content, we expect the increased exabyte demand will require further build-out of data centers by cloud service providers (“CSPs”) and other enterprises which utilize high capacity nearline devices.

Enterprise SAS SSDs are designed to deliver superior performance, reliability and enterprise features to meet the demands of I/O-intensive applications, with potential for substantial power savings. NVMe SSDs and add-in cards are designed to optimize enterprise applications with a persistent, high-performance, high-capacity memory design. They also leverage flash and software to accelerate any server virtualized deployment and move any big data to the realm of real time.

Seagate Technology public limited company | 2018 Form 10-K | 3

Edge Compute/Client Compute. We define edge compute/client compute applications as solutions designed for desktop and mobile compute applications ranging from traditional laptops to convertible systems. As storage of digital content in the cloud becomes more prevalent, accessible and affordable, some edge compute/client compute applications rely less on built-in storage, and instead have transitioned to cloud storage and computing solutions along with branded external hard drives.

Edge Non-Compute/Client Non-Compute. We define edge non-compute/client non-compute applications as solutions designed for consumer electronic devices and disk drives used for external storage. Disk drives designed for consumer electronic devices are primarily used in applications such as surveillance systems, DVRs, NAS and gaming consoles that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external storage are designed for purposes such as portable external storage, and to augment storage capacity in the consumer’s current desktop, notebook, tablet or mobile phone devices.

Cloud Systems and Solutions. We define cloud systems and solutions as applications that provide solutions to businesses for the purpose of modular systems and scale-out storage solutions. Systems can contain HDDs and SSDs and may offer file management systems, software and compute power.

Participants in the data storage industry include:

Major subcomponent manufacturers. Companies that manufacture components or subcomponents used in data storage devices or solutions include companies that supply spindle motors, heads and media and application specific integrated circuits (“ASICs”).

Storage solutions manufacturers. Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers which integrate flash memory into storage products such as SSDs.

System integrators. Companies, such as OEMs, that bundle and package storage solutions, distributors that integrate storage hardware and software into end-user applications and CSPs that provide cloud based solutions to businesses for the purpose of scale-out storage solutions and modular systems.

Hyperscale Data Centers. Large hyperscale data center companies which are increasingly designing their own storage subsystems and having them built by contract manufacturers for use inside their own data centers. This trend is reshaping the storage system and subsystem market and driving innovation in system design and changes in the competitive landscape of large storage system vendors.

Storage services. Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of data.

Demand for Data Storage

The International Data Corporation (“IDC”) forecasted in its 2017 Data Age 2025 study that the global datasphere will grow to 163 zettabytes by 2025. According to IDC, we are fast approaching a new era of the data age, which we expect will have a positive impact on storage demand. We believe that the continued advancement of the cloud, the further development of edge computing, the global proliferation of mobile devices, the evolution of the Internet of Things (“IoT”), the increasing use of video surveillance, the evolution of consumer electronic devices, and the enterprise use of big data analytics are driving the growth of digital content. Factors contributing to the growth of digital content include:

•

Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition videos, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

•	Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, Netflix®, Google® and YouTube®;

•	Increasing use of video surveillance and the emergence of new surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

Seagate Technology public limited company | 2018 Form 10-K | 4

•

Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics (including enterprise use of big data analytics) and new technology trends such as self-driving cars and drones;

•	Continued advancement of the cloud, including the build out of large numbers of cloud data centers by CSPs and private companies transitioning on-site data centers into the cloud; and

•	Protection of increased digital content through redundant storage on backup devices and externally provided storage services.

As a result of these factors, we anticipate that the nature and volume of content being created will require greater storage, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, manage, distribute, analyze and backup such content. We expect this to support the growth in demand for data storage solutions in developed and emerging economies.

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

Demand Trends

We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, protect, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the storage solutions will evolve as well.

We expect increased data creation will lead to the expansion of the need for storage in the form of both HDDs and SSDs. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable future, cloud, traditional enterprise, client and consumer markets that require high-capacity storage solutions will be best served by hard disk drives due to their ability to deliver the most cost effective, reliable and energy efficient mass storage devices. We also believe that as hard disk drive capacities continue to increase, a focus exclusively on unit demand does not reflect the increase in demand for exabytes. This has resulted in demand for fewer units, but with higher average capacity per drive.

Industry Supply Balance

From time to time, the storage industry has experienced periods of imbalance between supply and demand. To the extent that the storage industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

Our Business

Disk Drive Technology

The design and manufacturing of disk drives depends on highly advanced technology and manufacturing techniques and therefore requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms are focused around the areal density of media and read/write head technologies. This design and manufacturing approach allows us to deliver a portfolio of disk drive products to service a wide range of data storage applications and industries.

Disk drives that we manufacture are commonly differentiated by the following key characteristics:

•	storage capacity, commonly expressed in gigabytes (“GB”) or terabytes (“TB”), which is the amount of data that can be stored on the disk drive;

•	spindle rotation speed, commonly expressed in revolutions per minute (“RPM”), which has an effect on speed of access to data;

Seagate Technology public limited company | 2018 Form 10-K | 5

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

We believe that because of our vertical design and manufacturing strategy, we are well suited to take advantage of the opportunities to leverage the close interdependence of components for disk drives. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and reduce manufacturing costs by:

•	employing manufacturing automation;

•	utilizing machine learning algorithms and artificial intelligence;

•	improving product quality and reliability;

•	integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;

•	coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and

•	operating our facilities at optimal capabilities.

A vertically integrated model, however, tends to have less flexibility when demand moderates as it exposes us to higher unit costs when capacity utilization is not optimized.

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

Read/Write Heads. The function of the read/write head is to scan across the disk as it spins, magnetically recording or reading information. The tolerances of read/write heads are extremely demanding and require state-of-the-art equipment and

Seagate Technology public limited company | 2018 Form 10-K | 6

processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges related to magnetic film properties and topographical structures are unique to the disk drive industry. We perform all primary stages of design and manufacture of read/write heads at our facilities. We use a combination of internally manufactured and externally sourced read/write heads, the mix of which varies based on product mix, technology and our internal capacity levels.

Media. Data is written to or read from the media, or disk, as it rotates at very high speeds past the read/write head. The media is made from non-magnetic substrates, usually an aluminum alloy or glass, and is coated with thin layers of magnetic materials. We use a combination of internally manufactured and externally sourced finished media and aluminum substrates, the mix of which varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties.

Printed Circuit Board Assemblies. The printed circuit board assemblies (“PCBAs”) are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as serial advanced technology architecture (“SATA”); small computer system interface (“SCSI”); SAS; or fiber channel to communicate to the host systems. We outsource to third parties the manufacture and assembly of the PCBAs used in our disk drives. We do not manufacture any ASICs, but we participate in their design.

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

Disk Drive Assembly. Following the completion of the head disk assembly, it is mated to the PCBA, and the completed unit goes through extensive defect mapping and machine learning prior to packaging and shipment. Disk drive assembly and machine learning operations occur primarily at our facilities located in China and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. In addition, third parties manufacture and assemble components for us in various countries worldwide.

Suppliers of Components and Industry Constraints. There are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. However, our business has been adversely affected by our suppliers’ capacity constraints in the past and this could occur again.

Commodity and Other Manufacturing Costs. The production of disk drives requires rare earth elements, precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in price and the supply of which has at times been constrained. In addition to increased costs of components and commodities, volatility in fuel costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of alternative shipment methods to help offset any increase in freight costs, and will continually review various forms of shipments and routes in order to minimize the exposure to higher freight costs.

Products

We offer a broad range of storage solutions for enterprise, data center, edge compute/client compute and edge non-compute/client non-compute applications. We offer more than one product within each product category and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features

Seagate Technology public limited company | 2018 Form 10-K | 7

and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. Currently, our product offerings include:

Enterprise Storage

Enterprise Performance HDDs.Our 10,000 and 15,000 RPM Enterprise Performance disk drives feature increased throughput and improved energy efficiency, targeted at high random performance server application needs. Performance 10,000 RPM HDDs ship in storage capacities ranging from 300GB to 2.4TB, and our 15,000 RPM HDDs ship in storage capacities ranging from 146GB to 900GB.

Enterprise Capacity and Archive HDDs.Our Enterprise Capacity disk drives ship in 2.5-inch and 3.5-inch form factors and in storage capacities of up to 14TB that mainly rotate at a speed of 7,200 RPM. These products are designed for bulk data storage and server environments that require high capacity, enterprise reliability, energy efficiency, integrated security, and SATA and SAS interfaces. Our Archive HDDs provide up to 8TB of low-cost storage designed specifically for active archive storage environments in cloud data centers where very low cost and power are paramount.

Enterprise SSDs. Our SAS SSDs are available in capacities up to 7.68TB and feature a 12GB per second interface to deliver the speed and consistency needed for demanding enterprise storage and server applications. We also offer a wide range of NVMe and SATA interface SSDs and add-in cards with capacities up to 7.6TB.

Edge Compute/Client Compute

Desktop HDDs and SSHDs. Our 3.5-inch desktop drives ship in both traditional HDD and SSHD configurations and offer up to 12TB of capacity. Desktop drives are designed for applications such as personal computers and workstations.

Mobile HDDs and SSHDs.Our family of 2.5-inch laptop drives ship in a variety of capacities (up to 5TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops, convertible systems and external storage, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

Edge Non-Compute/Client Non-Compute

Surveillance HDDs. Our surveillance drives are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the surveillance market with support for multiple streams and capacities up to 10TB.

Video HDDs. Our Video HDDs are used in video applications like DVRs and media centers. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

NAS HDDs. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 12TB.

Gaming HDDs. Gaming HDDs are specifically optimized for console gaming usage. These products are designed to enhance gaming experience during game-load and game-play and are available in capacities up to 8TB.

Consumer Solutions. Our external storage solutions are shipped under the Seagate Backup Plus and Expansion product lines, as well as under the LaCie and Maxtor brand names. These product lines are available in capacities up to 120TB. We strive to deliver the best customer experience, by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Xbox®, Adobe® and DJI™.

Customers

We sell our products to major OEMs, distributors and retailers.

Seagate Technology public limited company | 2018 Form 10-K | 8

The following table summarizes our HDD revenue by channel and by geography:

	Fiscal Years Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Revenues by Channel (%)
OEM	69%	67%	69%
Distributors	17%	18%	17%
Retail	14%	15%	14%
Revenues by Geography (%) (1)
Americas	27%	31%	29%
EMEA	17%	17%	17%
Asia Pacific	56%	52%	54%

(1)	Revenue is attributed to countries based on the ship to location.

OEM customers, including cloud service providers, typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions including sales programs offered to promote selected products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

Our distributors generally enter into non-exclusive agreements for the resale of our products. They typically furnish us with a non-binding indication of their near-term requirements and product deliveries are generally scheduled accordingly. The agreements and related sales programs typically provide the distributors with limited rights of return and price protection rights. In addition, we offer sales programs to distributors on a quarterly and periodic basis to promote the sale of selected products in the sales channel.

Our retail channel consists of our branded storage products sold to retailers either by us directly or by our distributors. Retail sales made by us or our distributors typically require greater marketing support, sales incentives and price protection periods.

In fiscal year 2018, no customer accounted for more than 10% of consolidated revenue. In fiscal years 2017 and 2016, Dell Inc. accounted for approximately 10% and 12% of consolidated revenue, respectively. See “Item 1A. Risk Factors-Risks Related to Our Business-We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers.”

Competition

We compete primarily with manufacturers of hard drives used in the enterprise, edge compute/client compute and edge non-compute/client non-compute applications and with other companies in the data storage industry that provide SSDs and NVMe add-in technology. Some of the principal factors used by customers to differentiate among data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per gigabyte, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership, and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently address.

Principal Competitors. We compete with manufacturers of storage solutions and the principal manufactures in the data storage solution industry include:

•	Seagate, selling the Seagate, LaCie and Maxtor brands;

•	Micron Technology, Inc.;

Seagate Technology public limited company | 2018 Form 10-K | 9

•	Samsung Electronics;

•	SK Hynix, Inc.;

•	Toshiba Corporation; and

•	Western Digital Corporation, operating the Western Digital and Hitachi Global Storage Technologies subsidiaries and SanDisk.

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

We believe the HDD industry experienced modest price erosion in fiscal years 2016, 2017 and 2018.

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

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Beyond traditional seasonality, variability of sales can be related to IT spending or a reflection of more cyclical demand from CSPs based on the timing of procurement, deployment and market supply and demand balance of other components such as NAND and DRAM.

Research and Development

We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies for our product development teams as well as to allow us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2018, 2017 and 2016, we had product development expenses of approximately $1,026 million, $1,232 million and $1,237 million, respectively, which represented 9%, 11% and 11% of our consolidated revenue, respectively.

Seagate Technology public limited company | 2018 Form 10-K | 10

Patents and Licenses

As of June 29, 2018, we had approximately 6,000 U.S. patents and 1,400 patents issued in various foreign jurisdictions as well as approximately 1,000 U.S. and 600 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

The data storage industry is characterized by significant litigation arising from time to time relating to patent and other intellectual property rights. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims without a material adverse effect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies.” The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome.

Backlog

In view of industry practice, whereby customers may cancel or defer orders with little or no penalty, we believe backlog for our business is of limited indicative value in estimating future performance and results.

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

Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a responsible or potentially responsible party at several sites. At each of these sites, we have an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remain involved in only a few at this time.

While our ultimate costs in connection with these sites are difficult to predict, based on current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these sites to be material.

We may be subject to various state, federal and international laws and regulations governing environmental matters, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products,

Seagate Technology public limited company | 2018 Form 10-K | 11

put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern (“SVHCs”) in products.

Employees

At June 29, 2018, we employed approximately 43,000 employees and temporary employees worldwide, of which approximately 36,000 were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

Financial information for our reportable business segment and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data-Note 13. Business Segment and Geographic Information.”

Corporate Information

Seagate Technology public limited company is a public limited company organized under the laws of Ireland.

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

Website Access. Our website is www.seagate.com. We make available, free of charge at the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our website.

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

Executive Officers

The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 3, 2018. There are no family relationships among any of our executive officers.

Name	Age	Positions
William D. Mosley	51	Director and Chief Executive Officer
Stephen J. Luczo	61	Executive Chairman and Chairman of the Board
David H. Morton Jr.	46	Executive Vice President, Finance and Chief Financial Officer
James J. Murphy	59	Executive Vice President, Worldwide Sales and Marketing
Jeffrey D. Nygaard	54	Executive Vice President, Global Operations
Katherine E. Schuelke	55	Senior Vice President, Chief Legal Officer and Corporate Secretary

Seagate Technology public limited company | 2018 Form 10-K | 12

William D. Mosley, 51, has served as our CEO since October 2017 and as a member of the Board since July 25, 2017. He was previously our President and Chief Operating Officer from June 2016 to September 2017. He also served as our President, Operations and Technology from October 2013 to June 2016 and our Executive Vice President, Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; and Vice President, Research and Development, Engineering from 2002 to 2007. Dr. Mosley joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served in varying roles of increasing responsibility until his promotion to Vice President.

Stephen J. Luczo, 61, has served as our Executive Chairman since October 2017 and Chairman of the Board of Directors since 2002. Prior to his current role, he served two tenures as our CEO from January 2009 to October 2017 and July 1998 to July 2004. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of Seagate Technology (Seagate Technology plc’s predecessor). Upon his promotion to CEO in July 1998, he joined the Board of Directors as a director of Seagate Technology. After resigning as CEO in July 2004, Mr. Luczo continued to serve as Chairman of the Board of Directors. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo served on the board of directors of Microsoft Corporation from May 2012 to March 2014.

David H. Morton Jr., 46, has served as our Executive Vice President and Chief Financial Officer since 2015 and our Principal Accounting Officer since 2009. He was previously our Senior Vice President, Finance, Treasurer and Principal Accounting Officer from April 2014 to October 2015 and our Vice President, Finance, Treasurer and Principal Accounting Officer from October 2009 to April 2014; Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; and Vice President of Finance, Storage Markets from October 2006 to July 2007. From 1995 to 2007, he served in varying roles of increasing responsibility until his promotion to Vice President.

James J. Murphy, 59, has served as our Executive Vice President, Worldwide Sales and Marketing since January 2017. From 2003 to 2016, Mr. Murphy was employed by Western Digital Corporation where he served in a variety of executive leadership roles including President of Western Digital Corporation, Executive Vice President of Worldwide Sales & Sales Operations, and Vice President of Asia Pacific sales. Mr. Murphy began his career with IBM in 1984 in the sales organization, where he held a number of sales roles with increasing responsibilities over a seven-year period.

Jeffrey D. Nygaard, 54, has served as our Executive Vice President, Global Operations, since October 2017. Mr. Nygaard also served as our Senior Vice President, Global Operations and Supply Chain from March 2017 to October 2017; Senior Vice President, Recording Head Operations from May 2013 to February 2017; Vice President Slider, HGA, HSA Operations from 2011 to April 2013; Vice President and Country Manager, Thailand and Penang Operations from 2009 to 2011; Vice President and Country Manager, Thailand Operations and Asia Drive Engineering from 2006 to 2009; and Vice President, Product and Process Development from 2004 to 2006. From 1994 to 2006, Mr. Nygaard served in varying roles of increasing responsibilities in engineering at Seagate until his promotion to Vice President. Mr. Nygaard began his career with Raytheon and IBM where he held positions as a design engineer and senior engineer.

Katherine E. Schuelke, 55, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. She was previously employed by Altera Corporation (“Altera”) from March 1996 through January 2016. At Altera, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary from 2011 through 2016 and Vice President, General Counsel, and Secretary from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001. Ms. Schuelke began her career at an international law firm.

Seagate Technology public limited company | 2018 Form 10-K | 13

ITEM 1A.	RISK FACTORS

Our industry is highly competitive and our failure to anticipate and respond to technological and market developments could harm our ability to compete.

We operate in markets that are highly competitive and subject to rapid change, and that are significantly affected by new product introductions and technological advancements. Our competitors also may aggressively lower prices as part of a strategy to gain or retain market share and customers. If these practices continue, we may need to continually reduce our prices for existing products to retain our market share, which could adversely affect our results of operations.

Our ability to offset the effect of price erosion through new product introductions at higher average prices may be diminished to the extent competitors introduce products before we introduce similar, competing products. We may also lose market share if we are unable to ramp volume production of new products as quickly as our competitors ramp production of similar competing products. Any significant decline in our market share in any of our principal market applications would adversely affect our results of operations.

Our principal sources of competition include:

•	disk drive and solid state drive (“SSD”) manufacturers, such as Micron Technology, Inc., Samsung Electronics, SK Hynix, Inc., Toshiba Corporation and Western Digital Corporation;

•	companies providing storage subsystems and components to OEMs;

•	electronic manufacturing services (“EMS”) companies acquiring the necessary skills and intellectual property to enter the enterprise data storage marketplace; and

•	collaborations between in-house development teams of existing and potential customers and a combination of EMS, contract electronic manufacturing (“CEM”) or emerging technology companies.

We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. This competition has traditionally been in the markets for handheld consumer electronics applications and now it also includes SSDs for tablet, notebook and enterprise compute applications. Some customers for both enterprise and edge compute applications are adopting SSDs as alternatives to hard drives in certain applications. Further adoption of these alternative storage technologies may impact the competitiveness of our product portfolio and reduce our market share and adversely affect our results of operations.

The markets for our data storage system products are also characterized by technological change, which is driven in part by the adoption of new industry standards. These standards provide mechanisms to ensure technology component interoperability can occur and may reduce our capability for differentiation or innovation. If this occurs, our affected products may be considered commodities. This could lower the barriers for entry to our market away from our specialized research and development skills and enable entry for the general-purpose design skills found in some large EMS and CEM companies. Commodity markets are driven by extremely low margins and very aggressive competitive pricing. If our market becomes more commoditized and we fail to deliver innovative value-added alternatives to our customers or if our component manufacturers transfer their business to our competitors, we will have difficulty competing against the larger EMS and CEM companies which could reduce our profit margin or result in a loss of market share, which could significantly harm our financial condition.

We may be unable to effectively plan and make strategic changes in our business which may materially adversely affect our financial and business results. Additionally, even if we are able to make desired strategic changes, we may not achieve the intended benefits of our efforts.

If we fail to predict demand accurately for our products in any quarter or if the market for our products changes, we may not be able to recapture the cost of our investments, which may materially adversely affect our financial results and results of operations.

Our industry operates primarily on quarterly purchasing cycles, with much of the order flow in any given quarter typically coming at the end of that quarter. Our quarterly results are subject to substantial fluctuations and can be difficult to predict. Our

Seagate Technology public limited company | 2018 Form 10-K | 14

manufacturing process requires us to make significant product-specific investments in inventory in each quarter for production in that quarter and future quarters. Since we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot provide any assurance that we will be able to accurately predict demand in the future.

Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based, in part, on estimates from our key customers. Our customers’ estimated requirements are not always accurate and, therefore, we cannot predict our quarterly revenues with any degree of certainty. In addition, we derive a portion of our revenues in each quarter from a number of relatively large orders. If one or more of our key customers decides to defer a purchase order or delays product acceptance in any given quarter, our revenues for that quarter may be significantly reduced and fall below our expectations.

The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to overproduce or underproduce finished goods. If we do not produce enough finished goods to meet customer requirements, we may be unable to maintain our market share. Additionally, the risk of obsolescence or lower of cost and net realizable value inventory write-offs could increase if we were to carry excess inventory levels for extended periods or due to volatility in the pricing environment. Our uneven sales cycle makes inventory management challenging and future financial results less predictable. We cannot be certain that we will be able to recover the costs associated with increased inventory.

Other factors that may adversely affect our ability to recapture the cost of investments in any given quarter include:

•	the impact of variable demand and an aggressive pricing environment for disk drives or SSDs;

•

the impact of competitive product announcements and possible excess industry supply both with respect to particular disk drive products and with respect to competing alternative storage technology solutions, such as SSDs, in tablet, notebook and enterprise compute applications;

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy;

•

dependence on our ability to successfully qualify, manufacture and sell our disk drive products, particularly new disk drive products, in increasing volumes, on a cost-effective basis, and with acceptable quality;

•	uncertainty in the amount of purchases from our key customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related gross margins of our products;

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

In addition, the demand for edge non-compute/client non-compute products can be even more volatile and unpredictable than the demand for edge compute/client compute products. In some cases, our products manufactured for edge non-compute/client non-compute applications are uniquely configured for a single customer’s application, which creates a risk of unwanted and unsellable inventory if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies, such as flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disk drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new edge non-compute/client non-compute applications could materially adversely impact

Seagate Technology public limited company | 2018 Form 10-K | 15

our future results of operations. Additionally, we are dependent on our long-term investment to manufacture adequate products. Our investment decisions in adding a new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest, which would lead to excess capacity, under-utilization charges, impairments or loss of sales and revenue opportunities.

Market acceptance of new product introductions cannot be accurately predicted, and our results of operations will suffer if there is less demand for our new products than is anticipated.

The markets for our products are characterized by rapid technological change, frequent new product introductions and technology enhancements, uncertain product life cycles and changes in customer demand. The success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, our ability to effectively manage inventory levels in line with anticipated product demand and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our results of operations. Our failure to accurately anticipate customers’ needs and accurately identify the shift in technological changes could materially adversely affect our long-term financial results.

Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new disk drive product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share and results of operations in the future may be adversely affected if we fail to:

•	consistently maintain our time-to-market performance with our new products;

•	produce these products in adequate volume;

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications; or

•	achieve acceptable manufacturing yields, quality and costs with these products.

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the potential effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales, eroding prices and declining gross margins on our current generation products. If the delivery of our products is delayed, our OEM customers may use our competitors’ products to meet their production requirements. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future.

We face the related risk that consumers and businesses may wait to make their purchases to evaluate new products or if they want to buy a new product that has been announced but not yet released. If this were to occur, we may be unable to sell our existing inventory of products that may be less efficient and cost effective compared to new products. As a result, even if we are among the first-to-market with a given product, subsequent introductions or announcements by our competitors of new products could cause us to lose revenue and not achieve a positive return on our investment in existing products and inventory.

If we cannot successfully deliver competitive products, our future results of operations may be adversely affected. Further, due to market competition, volatility, and rapid technology and price changes, we may be unable to accurately forecast demand resulting in insufficient or excess production or purchase of products or components inventory, any of which could have a material adverse effect on our business and financial results.

We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities to successfully acquire and integrate companies that provide complementary products or technologies or to realize the anticipated benefits of such transactions.

Our long-term growth strategy involves pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for

Seagate Technology public limited company | 2018 Form 10-K | 16

attractive strategic alliance, acquisition, joint venture and investment candidates. Additionally, a trend of consolidation in the data storage industry could materially adversely affect our business and financial results and our future growth prospects. Accordingly, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, the terms on which we are able to consummate a transaction may not be commercially reasonable for us to pursue. We cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments may be limited by our leverage level, the covenants contained in the instruments that govern our outstanding indebtedness, and any agreements governing any other debt we may incur. In addition, our cash reserves could diminish significantly as a result of any acquisitions, joint ventures, strategic alliances or other investments we pursue.

Even if we are successful in forming strategic alliances or acquiring, forming joint ventures with or making investments in other companies, these transactions may have an adverse effect on our results of operations, particularly while the operations of an acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by strategic alliance, acquisition, joint venture or investment involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models will be successfully integrated or achieve the desired objectives. There can be no assurance that we will realize the anticipated benefits or synergies of any strategic alliance, acquisition, joint venture or investment that we make or, if we do, how long it will take to achieve such benefits.

Furthermore, the expansion of our business involves the risk that we may not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments that would increase our debt service obligations, and that we may have impairment of goodwill or acquired intangible assets associated with these acquisitions and investments. Each of these items could have a material adverse effect on our financial condition and results of operations.

In addition, we could issue additional ordinary shares in connection with future strategic alliances, acquisitions, joint ventures or investments. Issuing shares in connection with such transactions would have the effect of diluting the ownership percentage of the outstanding ordinary shares and could cause the price of our ordinary shares to decline and impact our existing dividend policy or share repurchase program resulting in diminishing shareholders’ value.

If we do not develop products in time to keep pace with technological changes, our results of operations will be adversely affected.

Our customers demand new generations of storage products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, enhanced security, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. Such product development requires significant investments in research and development. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

When we develop new products with higher capacity and more advanced technology, our results of operations may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products experience increases in failures rates, are of low quality or are not reliable, customers may reduce their purchases of our products, our factory utilization may decrease and our manufacturing rework and scrap costs and our service and warranty costs may increase. In addition, a decline in the reliability of our products may make us less competitive.

Additionally, we may be unable to produce new products that have higher capacities and more advanced technologies in the volumes and timeframes that are required to meet customer demand. We announced our future transition to key areal density recording technologies that will use heated-assisted magnetic reading (“HAMR”) technology to increase HDD

Seagate Technology public limited company | 2018 Form 10-K | 17

capacities. If our transitions to more advanced technologies, including the transition to HDDs utilizing HAMR technology, require development and production cycles that are longer than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may lose sales and market share, which could significantly harm our financial condition.

We may fail to successfully anticipate technological shifts, business opportunities and market demand. We also may be subject to risks associated with entry into the NAND flash memory market. If we are unable to successfully to penetrate the NAND flash memory market, our future growth prospects may be materially adversely affected. We may fail to develop new products, identify business strategies and introduce competitive product offerings to meet those technological shifts which may materially adversely affect our ability to compete effectively and may impact our future financial results.

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

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness. Further, in the event that we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital.

In addition, our business may not generate cash flow in an amount sufficient to enable us to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Changes in demand for computer systems and storage subsystems may in the future cause a decline in demand for our products.

Our products are components in computers, data storage systems, and consumer electronics devices. Historically, the demand for these products has been volatile. Unexpected slowdowns in demand for computer systems, storage subsystems

Seagate Technology public limited company | 2018 Form 10-K | 18

or consumer electronics devices generally cause sharp declines in demand for our products. Declines in consumer spending could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

While sales to edge non-compute/client non-compute and Cloud Systems and Solutions markets are becoming a more significant source of revenue, sales to the edge compute/client compute market remain an important part of our business. The edge compute/client compute market, however, has been, and we expect it to continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as computers, the lengthening of product life cycles and macroeconomic conditions. We believe that the deterioration of the edge compute/client compute market has accelerated recently, and that this accelerated deterioration may continue or further accelerate, which could cause our operating results to suffer. Additionally, if demand in the edge compute/client compute market is worse than expected as a result of these or other conditions, demand for our products in the edge compute/client compute market may decrease at a faster rate and our operating results may be adversely affected.

The Enterprise Storage market for disk drives has been adversely affected by the growth of the utilization of NAND flash memory in mission critical applications. This deterioration of the Enterprise Storage disk drive market could cause our operating results to suffer. An acceleration of the pace of migration of the Enterprise Storage market to NAND flash memory products may materially adversely affect our financial results.

Historically, causes of declines in demand for our products have included weakness in macroeconomic environments, announcements or introductions of major new operating systems or semiconductor improvements or shifts in consumer preferences and behavior, such as the shift to mobile devices. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of products causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual, which may materially adversely affect our financial results.

Increases in the areal density of our disk drives may outpace our customers’ demand for storage capacity.

The rate of increase in areal density, or storage capacity per square inch on a disk, may be greater than the increase in our customers’ demand for aggregate storage capacity, particularly in certain market applications, such as edge compute/client compute. As a result, our customers’ storage capacity needs may be satisfied with lower priced, low capacity disk drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

We may not be successful in our efforts to grow our cloud systems and solutions revenues.

We have made and continue to make investments to grow our cloud systems and solutions revenues. Our ability to grow cloud systems and solutions revenues is subject to the following risks:

•	our position in the cloud systems and solutions revenues may grow more slowly than we expect;

•	we may be unable to accurately estimate and predict data center capacity and requirements;

•	we may not be able to offer compelling solutions to enterprises and consumers;

•

our cloud systems revenues generally have a longer sales cycle, and growth is likely to depend on relatively large customer orders, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses; and

•	we may not be able to maintain our historical overall growth margins as we grow our cloud systems and solutions revenues.

Our results of operations and share price may be adversely affected if we are not successful in our efforts to grow our revenues as anticipated. In addition, our growth in these markets may bring us into closer competition with some of our customers or potential customers, which may decrease their willingness to do business with us.

Seagate Technology public limited company | 2018 Form 10-K | 19

Changes in the macroeconomic environment may in the future negatively impact, our results of operations.

Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products. Additionally, enterprise spending continues to remain cautious in many regions around the world. Other factors that could influence demand include conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and results of operations.

Macroeconomic developments such as the pending withdrawal of the United Kingdom from the European Union, the debt crisis in certain countries in the European Union, slowing economies in parts of Asia and South America or increased tariffs could negatively affect our business, operating results or financial condition which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund hardware systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.

Our quarterly revenue and results of operations may fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

•	current uncertainty in global economic and political conditions which may pose a risk to the overall economy and adversely affect our customers’ purchasing behavior;

•	adverse changes in the level of economic activity in the major regions in which we do business;

•	competitive pressures resulting in lower selling prices by our competitors which may shift demand away from our products toward our competitors;

•	delays or problems in our introduction of new, more cost-effective products, the inability to achieve high production yields or delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers;

•	application of new or revised industry standards;

•	disruptions in our supply chain;

•	increased costs or adverse changes in availability of supplies of raw materials or components;

•	the impact of corporate restructuring activities that we have and may continue to engage in;

•	changes in the demand for the computer systems and data storage products that contain our products due to seasonality, economic conditions and other factors;

•	changes in purchases from period to period by our primary customers;

•

shifting trends in customer demand which, when combined with overproduction of particular products, particularly when the industry is served by multiple suppliers, results in unfavorable supply and demand imbalances;

•	our high proportion of fixed costs, including research and development expenses;

•	any impairments in goodwill or other long-lived assets;

•	announcements of new products, services or technological innovations by us or our competitors;

•	changes in tax laws, regulatory requirements, including export regulations or tariffs, or accounting standards; and

•	adverse changes in the performance of our products.

Seagate Technology public limited company | 2018 Form 10-K | 20

As a result, we believe that quarter-to-quarter and year-over-year comparisons of our revenue and results of operations may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Our results of operations in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in our market value.

We experience seasonal declines in the sales of our products during the second half of our fiscal year which may adversely affect our results of operations.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the edge compute/client compute and edge non-compute/client non-compute market applications of our disk drive business, this seasonality is partially attributable to the historical trend in our results derived from our customers’ increased sales of desktop computers, notebook computers, and consumer electronics during the back-to-school and winter holiday season. In the enterprise storage market, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the edge non-compute/client non-compute market, as well as macroeconomic conditions.

We have a long and unpredictable sales cycle for enterprise data storage solutions, which impairs our ability to accurately predict our financial and operating results in any periods and may adversely affect our ability to forecast the need for investments and expenditures.

Our enterprise data storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are also tailored to meet the specific requirements of individual customers, and are often integrated by our customers into the systems and products that they sell. Factors that affect the length of our sales cycle include:

•	the time required for developing, testing and evaluating our products before they are deployed;

•	the size of the deployment; and

•	the degree of system configuration necessary to deploy our products.

As a result, our sales cycle for enterprise data storage solutions is often in excess of one year and frequently unpredictable. Given the length of development and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in lost sales or excess inventory and associated inventory reserves or write-downs, each of which could harm our business, financial condition and results of operations.

In addition, the emerging and evolving nature of the market for the products that we sell may lead prospective customers to postpone their purchasing decisions. We invest resources and incur costs during this cycle that may not be recovered if we do not successfully conclude sales. These factors lead to difficulty in matching revenues with expenses and increased expenditures and inventory, which together may adversely impact our results of operations.

We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers or a counterparty’s default.

Some of our key customers account for a large portion of our disk drive revenue. While we have long-standing relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new key customers. Additionally, mergers, acquisitions,

Seagate Technology public limited company | 2018 Form 10-K | 21

consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.

If a counterparty fails to comply with their contractual obligations, our business, results of operations and financial condition may be adversely affected. Our ability to mitigate a counterparty’s default may be impeded or diminished by various factors including the terms of our contractual arrangements, market conditions, counterparty insolvency or bankruptcy, or applicable laws and regulations.

We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.

A substantial portion of our sales has been to distributors of disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In addition, deterioration in business and economic conditions could exacerbate price erosion and volatility as distributors lower prices to compensate for lower demand and higher inventory levels. Our distributors’ ability to access credit for purposes of funding their operations may also affect purchases of our products by these customers. If distributors reduce their purchases of our products or prices decline significantly in this distribution channel or if distributors experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.

In addition, retail sales of our consumer solutions traditionally experience seasonal variability in demand with higher levels of demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Our ability to reach such consumers depends on us maintaining effective working relationships with major retailers and distributors. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may adversely impact our future results of operations.

Our international sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in foreign markets, currency exchange fluctuations, longer payment cycles, seasonality, limitations imposed by a variety of legal and regulatory regimes, potential adverse tax consequences, increased costs, our customers’ credit and access to capital, health-related risks, investment risks, tariffs, privacy and protection of data and access to personnel.

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

•

Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominantly in U.S. dollars, even when sold to customers that are located outside the United States. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our price, and adversely impact our profit margins. A weakened dollar could increase the effective cost of expenses such as

Seagate Technology public limited company | 2018 Form 10-K | 22

payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts which could be designated as cash flow hedges or not designated as hedging instruments. In addition, our hedges may be ineffective, may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.

•

Longer Payment Cycles. Our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•

Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, and the impact of international holidays like Chinese New Year, typically result in lower earnings during those periods.

•

Legal and Regulatory Limitations. Our international operations are affected by limitations on imports, tariffs, duties, currency exchange control regulations, price controls, export control laws, antitrust matters including the trade and economic sanctions administered by the Office of Foreign Assets Control, and other restraints on trade. In addition, China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, and the European Union have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, price controls and international trade. Legislation addressing climate change and financial reform may also be enacted, generating additional federal, international or other regulatory compliance obligations. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors, or agents will not violate these or other applicable laws, rules and regulations to which we may be subject. The anti-corruption processes and controls we have implemented may be vulnerable to employee malfeasance and inadequate to fully insulate against all eventualities. Violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, damage to our reputation and corporate brand, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. The political and media scrutiny surrounding a governmental investigation for the violation of such laws, even if an investigation does not result in a finding of violation, could cause us significant expense and collateral consequences, including reputational harm, that could have an adverse impact on our business, operating results and financial condition.

•

Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. In the United States, tax reform legislation commonly known as the Tax Act has significantly changed how the U.S. taxes corporate multinationals. In response to the Tax Act, foreign governments may enact new tax laws or new interpretations of the tax laws. In addition, the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations are reshaping international tax rules in numerous countries. These actual and potential changes in the relevant tax laws applicable to corporate multinationals, along with potential changes in accounting and other laws, regulations, administrative

Seagate Technology public limited company | 2018 Form 10-K | 23

practices, principles, and interpretations, could increase the risk of double taxation, cause increased tax audit activity, impact our effective tax rate and adversely impact our operating results, cash flows and financial condition.

•

Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries. Volatility in fuel costs, political instability or constrained in air transportation may lead us to develop alternative shipment methods, which could disrupt our ability to receive raw materials in, or ship finished product from and as a result our business and operating results may be harmed.

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

•

Acquisition, Alliance, Joint Venture and Investment Risks. International acquisitions, alliances, joint ventures or investment opportunities may increase our liabilities, fail to achieve expected benefits, disrupt our existing business and adversely affect our operating results. Regulatory review and approval by governmental authorities of an alliance, acquisitions, joint venture or investment may result in additional obligations, divestitures, or restrictions on the conduct of our business or the acquired business.

•

Tariffs or Other Restrictions on Foreign Imports. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas or duties by affected countries, and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties or other restrictions on foreign imports. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

•

Privacy and Protection of Data. Our business is subject to a number of laws, regulations, rules, and directives in the countries where we operate pertaining to the collection, processing, security, use, retention, and transfer of personally identifiable information about our customers, consumers and employees. For example, the General Data Protection Regulation, which came into effect in the European Union (“EU”) on May 25, 2018, applies to our operations. In addition, in the U.S. federal and state laws, regulations and rules may be enacted and affect our data handling practices. The legal and regulatory environment around privacy and data protection is continuing to develop in ways we cannot predict and from country to country may be interpreted and applied inconsistently. The various laws, regulations, rules, and directives may impose conflicting or inconsistent compliance obligations and could require us to change our data practices, which could have an adverse effect on our business and results of operations. Determinations that there have been violations of privacy or data protection laws could result in adverse effects on our business and results of operations including damage to our brand, significant financial penalties, and unanticipated changes to our data handling and processing practices.

•

Access to Personnel. There is substantial competition for qualified and capable personnel in certain jurisdictions in which we operate, including China, which may make it difficult for us to recruit and retain qualified employees in sufficient numbers. Factors including a perceived decrease in the retention value of our compensation package and increases in the cost of living in jurisdictions in which we operate may adversely affect our ability to attract, retain and further motivate key personnel. Increased difficulty in recruiting or retaining sufficient and adequate personnel in our international operations may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The reductions in workforce that result from the restructuring plans we engage in may make it difficult for us to attract, retain and motivate highly skilled personnel and if the benefits of our restructuring plans are not realized, our operating results could be negatively affected.

Seagate Technology public limited company | 2018 Form 10-K | 24

Declines in the value of our investment in K.K. Pangea (“Pangea”) may adversely impact our financial condition and results of operations.

On May 31, 2018, we invested $1.3 billion in non-convertible preferred stock of Pangea for the acquisition of Toshiba Memory Corporation with a consortium of investors led by Bain Capital Private Equity. The investment, with a contractual maturity of six years, is accounted for as a held-to-maturity debt security, carried at amortized cost and has a contractual payment-in-kind (“PIK”) income that is accrued and added to the carrying value of the investment. If the fair value of our investment, including the accrued PIK income declines, we may be required to record impairment charges, which could have a material adverse effect on our liquidity and our results of operations. Numerous factors could cause the fair value of our investment to decline, including the credit worthiness of Pangea, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment or the industries in which Pangea operates. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investment may differ significantly from the fair values currently assigned to them.

We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm, and other serious negative consequences if we encounter cyber-attacks, ransomware or other cyber security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, floods, fire, natural disasters, accidents, power or water disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, cyber-attacks, ransomware, system security breaches or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. The measures we have implemented to secure our computer equipment and electronic data may be vulnerable to employee error, hacking, malfeasance, system error, or other irregularities and may not be sufficient for all eventualities. The insurance coverage we maintain that is intended to address certain data security risks, may be insufficient to cover all types of claims or losses that may arise. We have been, and will likely continue to be, subject to computer viruses or other malicious codes, cyber-attacks, or other computer-related attempts to breach the information technology (“IT”) systems we use for these purposes. We may also be subject to IT system failures and network disruptions due to these factors. Experienced computer programmers and hackers may be able to penetrate our network security, misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Such attempts are increasing in technical sophistication, number and ability to evade detection or to obscure such activities. Although we take steps to protect against and detect such attempts, our efforts may not be sufficient for all eventualities. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other IT solutions in connection with any actual or perceived security vulnerabilities in our products. Some of our products contain encryption and other measures to protect third-party content stored on our products. Such measures may be compromised, breached or circumvented by sophisticated attackers and losses or unauthorized access to or releases of confidential information may occur. Breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, could expose us, our vendors and customers, or other third-parties affected to a risk of loss or misuse of this information, result in litigation or governmental investigations and potential liability for us, damage our brand and reputation, or otherwise harm our business. Failure to meet our contractual obligations to promote information security with certain customers may result in liability, including additional costs, indemnification claims, litigation and damage to our brand and reputation. In addition, we rely in certain limited capacities on third-party data

Seagate Technology public limited company | 2018 Form 10-K | 25

management providers whose possible security problems and security vulnerabilities may have similar effects on us. Our business, brand and reputation could also be adversely affected by media or other reports of perceived security vulnerabilities in our products, network, or processes, even if unsubstantiated.

We are subject to laws, rules, and regulations in the U.S., U.K., EU and other countries relating to the collection, use, and security of user data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers or employees of a data security breach. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. These laws, protocols and standards continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with applicable federal, state or international privacy-related or data protection laws we may be subject to proceedings by governmental entities and incur penalties, significant legal liability, or reputational harm.

We must successfully maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we expand and improve our IT systems to support our business going forward. Consequently, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with changing and acquiring these systems, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our IT systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may be subject to litigation, government investigations or governmental proceedings, which may adversely impact our results of operations and financial condition.

From time to time, we may be involved in various legal, regulatory or administrative investigations, negotiations or proceedings arising in the normal course of business. In the event of litigation, government investigations or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation or government proceeding, we could be required to pay substantial damages, fines or penalties, and cease certain practices or activities, which could materially harm our business.

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

Seagate Technology public limited company | 2018 Form 10-K | 26

If we experience shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and supply of components, subassemblies, certain equipment and raw materials used to manufacture our products and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory.

We rely on sole suppliers or a limited number of suppliers for some or all of these components that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Many of such component suppliers are geographically concentrated which makes our supply chain more vulnerable to regional disruptions such as severe weather, acts of terrorism and an unpredictable geopolitical climate which may have a material impact on the production and availability of many components. If our vendors for these components are unable to meet our cost, quality, and supply requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience a shortage in supply or an increase in production costs, which would materially adversely affect our results of operations.

Certain rare earth elements are critical in the manufacture of our products. We purchase components that contain rare earth elements from a number of countries, including China. We cannot predict whether any nation will impose regulations or trade barriers including tariffs, duties, quotas or embargoes upon the rare earth elements incorporated into our products that would restrict the worldwide supply of such metals or increase their cost. We have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. Further, if our customers experience shortages of components or materials used in their products it could result in a decrease in demand for our products and have an adverse effect on our results of operations. If any major supplier were to restrict the supply available to us or increase the cost of the rare earth elements used in our products, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

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

•

we may have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products;

•

we would likely have to allocate the components we receive to certain of our products and ship less of others, which could reduce our revenues and could cause us to lose sales to customers who could purchase more of their required products from manufacturers that either did not experience these shortages or delays or that made different allocations; and

•	we may be late in shipping products, causing potential customers to make purchases from our competitors, thus causing our revenue and operating margin to decline.

We cannot assure you that we will be able to obtain critical components in a timely and economic manner. Many of our suppliers’ manufacturing facilities are fully utilized. If they fail to invest in capacity or in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected.

We often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. Our options in supplier selection in these cases are

Seagate Technology public limited company | 2018 Form 10-K | 27

limited and the supplier based technology may consequently be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In such cases, any technical issues in the supplier’s technology may cause us to delay shipments of our new technology deployments and harm our financial position.

If revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers.

From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet all of our purchase commitments with these suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize firm purchase commitments.

Conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules may require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source, directly or indirectly, certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and our manufacturing stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements. Additionally, the regulatory and compliance framework for conflict minerals may undergo changes which may further increase the cost of compliance. Our customers and manufacturing stakeholders may place increased demands on our compliance framework which may in turn negatively impact our relationships with our suppliers.

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

Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Our products may contain a defect or be perceived as containing a defect by our customers, as a result of improper use or maintenance. Lead times required to manufacture certain components are significant, and a quality excursion may take

Seagate Technology public limited company | 2018 Form 10-K | 28

significant time and resources to remediate. Defects in our products, third-party components, or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:

•	increased costs and product delays until complex solution level interoperability issues are resolved;

•	costs associated with the remediation of any problems attributable to our products;

•	loss of or delays in revenues;

•	loss of customers;

•	failure to achieve market acceptance and loss of market share;

•	increased service and warranty costs; and

•	increased insurance costs.

Defects in our products could also result in legal actions by our customers for property damage, injury or death. Such legal actions, including but not limited to product liability claims could exceed the level of insurance coverage that we have obtained. Any significant uninsured claims could significantly harm our financial condition.

Political events, war, terrorism, natural disasters, public health issues and other circumstances could materially adversely affect our results of operations and financial condition.

War, terrorism, geopolitical uncertainties, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in our operations and some of our key customers.

Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

The sale and manufacturing of products in certain states and countries may subject us and our suppliers to state, federal and international laws and regulations governing protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. We endeavor to ensure that we and our suppliers comply with all applicable environmental laws and regulations, however, compliance may increase our operating costs and otherwise impact future financial results. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material adverse effect on our financial condition or results of operations.

Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

From time to time, we engage in restructuring plans that may result in workforce reduction and consolidation of our real estate facilities and our manufacturing footprint. In addition, management will continue to evaluate our global footprint and cost

Seagate Technology public limited company | 2018 Form 10-K | 29

structure, and additional restructuring plans are expected to be formalized. As a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Additionally, global footprint consolidation and reduction in excess capacity may result in us being unable to respond to increase in forecasted volume of customer demand and loss of revenue opportunity if our competitors have underutilized factories. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that the cost reduction and global footprint consolidation will be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments may include readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. Our investment policy has as its principal objectives the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities with different counterparties, limiting the time to maturity and by monitoring the counterparties and underlying obligors closely.

We are not aware of any current material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments, however, no assurance can be given that future deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

Seagate Technology public limited company | 2018 Form 10-K | 30

We may be unable to protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations.

We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing patents, trademarks and other intellectual property rights of third-parties. We expect that we will be involved in similar disputes in the future.

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

In addition, our competitors may be able to design their products around our patents and other proprietary rights. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully counter sue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable.

Furthermore, we have significant operations and sales in foreign countries where intellectual property laws and enforcement policies are often less developed, less stringent or more difficult to enforce than in the United States. Therefore, we cannot be certain that we will be able to protect our intellectual property rights in jurisdictions outside the United States.

The price of our ordinary shares may be volatile and could decline significantly.

The stock market, in general, and the market for technology stocks in particular, has experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue to occur in the future, the trading price of our ordinary shares could decline significantly independent of our actual operating performance, and shareholders could lose all or a substantial part of their investment. The market price of our ordinary shares could fluctuate significantly in response to several factors, including among others:

•	general uncertainty in stock market conditions occasioned by global economic conditions, negative financial news and the continued instability of several large financial institutions;

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts;

•	actual or anticipated changes in the credit ratings of our indebtedness by rating agencies; and

•	the sale of our ordinary shares held by certain equity investors or members of management.

Seagate Technology public limited company | 2018 Form 10-K | 31

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

Although we have announced targeted regular cash dividend amounts and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at the announced targeted levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors and our previously announced share repurchase program may be suspended or discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Seagate Technology public limited company | 2018 Form 10-K | 32

ITEM 2.	PROPERTIES

Our company headquarters are located in Ireland, while our U.S. executive offices are located in Cupertino, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire on various dates through 2082.

Our main material manufacturing, product development and marketing and administrative facilities at June 29, 2018 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	567,000	Product development and marketing and administrative
Colorado	Owned/Leased	538,000	Product development
Minnesota	Owned/Leased	1,096,000	Manufacture of recording heads and product development
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Wuxi	Leased	704,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased(1)	1,504,000	Manufacture of media
Ayer Rajah	Owned(1)	410,000	Product development
Thailand
Korat	Owned/Leased	2,731,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	421,000	Manufacture of drive subassemblies

(1)	Land leases for these facilities expire on various dates through 2068.

As of June 29, 2018, we owned or leased a total of approximately 11.0 million square feet of space worldwide. We occupied approximately 6.9 million square feet for manufacturing purposes, 2.0 million square feet for product development purposes and 0.8 million square feet for marketing and administrative purposes. The 11.0 million square feet of owned or leased space includes a total of 1.3 million square feet that is currently unoccupied. Substantially all of this unoccupied space relates to owned facilities that are being actively marketed for disposition and have been classified as held for sale assets included in Other current assets in the Consolidated Balance Sheet as of June 29, 2018. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.

ITEM 3.	LEGAL PROCEEDINGS

See “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Seagate Technology public limited company | 2018 Form 10-K | 33

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares trade on the NASDAQ Global Select Market under the symbol “STX.” The high and low sales prices of our shares, as reported by the NASDAQ Global Select Market, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ended September 30, 2016	$39.04	$22.09
Quarter ended December 30, 2016	$41.45	$32.45
Quarter ended March 31, 2017	$49.79	$35.54
Quarter ended June 30, 2017	$50.96	$38.28
Quarter ended September 29, 2017	$40.17	$30.60
Quarter ended December 29, 2017	$43.07	$33.15
Quarter ended March 30, 2018	$61.01	$41.91
Quarter ended June 29, 2018	$62.70	$49.08

As of July 30, 2018 there were approximately 580 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2018 that were not registered under the Securities Act of 1933, as amended.

Seagate Technology public limited company | 2018 Form 10-K | 34

Performance Graph

The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 28 2013 to June 29, 2018. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on June 28, 2013, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH

CUMULATIVE TOTAL RETURN*

Among Seagate Technology plc, The S&P 500 Index

And The Down Jones US Computer Hardware Index

	6/28/2013	6/27/2014	7/3/2015	7/1/2016	6/30/2017	6/29/2018
Seagate Technology plc	$100.00	$131.59	$115.20	$62.23	$106.78	$164.49
S&P 500	100.00	124.64	134.75	139.46	164.06	187.62
Dow Jones US Computer Hardware	100.00	154.52	193.07	157.34	237.67	205.72

*	$100 invested on 6/28/2013 in stock and in indices, including reinvestment of dividends.

Copyright © 2018 Bloomberg Finance L.P. All rights reserved.

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

From the closing of our initial public offering in December 2002 through fiscal year 2018, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $5.6 billion in the aggregate.

Seagate Technology public limited company | 2018 Form 10-K | 35

The following dividends were declared in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
September 21, 2016	October 5, 2016	$0.63
December 21, 2016	January 4, 2017	$0.63
March 22, 2017	April 5, 2017	$0.63
June 21, 2017	July 5, 2017	$0.63
September 20, 2017	October 4, 2017	$0.63
December 20, 2017	January 3, 2018	$0.63
March 21, 2018	April 4, 2018	$0.63
June 20, 2018	July 5, 2018	$0.63

In addition, on July 30, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.63 per share, which will be payable on October 3, 2018 to shareholders of record as of the close of business on September 19, 2018.

Repurchases of Our Equity Securities

As of June 29, 2018, $0.9 billion remained available for repurchase under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association. There is no expiration date on our repurchase authorizations.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended June 29, 2018, including statutory tax withholdings related to vesting of employee equity awards:

Period (In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1st Quarter through 3rd Quarter of Fiscal Year 2018	11	$36.02	11	$383	$887
March 31, 2018 through April 27, 2018	—	59.48	—	—	887
April 28, 2018 through May 25, 2018	—	56.31	—	—	887
May 26, 2018 through June 29, 2018	—	57.79	—	1	886

Through 4th Quarter of Fiscal Year 2018	11		11	$384	$886

(1)	Repurchase of shares relating to tax withholdings.

ITEM 6.	SELECTED FINANCIAL DATA

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

Seagate Technology public limited company | 2018 Form 10-K | 36

The Consolidated Statements of Operations data for the fiscal years ended June 29, 2018, June 30, 2017 and July 1, 2016, and the Consolidated Balance Sheets data as of June 29, 2018 and June 30, 2017, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended July 3, 2015 and June 27, 2014, and the Consolidated Balance Sheets data at July 1, 2016, July 3, 2015 and June 27, 2014, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014
Revenue	$11,184	$10,771	$11,160	$13,739	$13,724
Gross margin	3,364	3,174	2,615	3,809	3,846
Income from operations	1,634	1,054	445	2,058	1,776
Net income	1,182	772	248	1,742	1,570
Total assets (a)	9,410	9,268	8,213	9,801	9,445
Total debt (a)	4,819	5,021	4,091	4,111	3,873
Equity	$1,665	$1,364	$1,593	$3,018	$2,832

Net income per share:
Basic	$4.10	$2.61	$0.83	$5.38	$4.66
Diluted	4.05	2.58	0.82	5.26	4.52
Number of shares used in per share calculations:
Basic	288	296	299	324	337
Diluted	292	299	302	331	347
Cash dividends declared per ordinary share	$2.52	$2.52	$2.43	$2.05	$1.67

(a)

The Company adopted ASU 2015-03, Interest-Imputation of interest: Simplifying the presentation of debt issuance costs, in fiscal year 2017 on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt previously disclosed as of the fiscal years ended 2014 through 2016 by $47 million, $44 million and $39 million, respectively, within the Consolidated Balance Sheets.

Supplementary Financial Data (Unaudited)

Quarterly Data

The Company operated and reported financial results based on 13-week quarters in fiscal years 2018 and 2017, which ended on the Friday closest to September 30, December 31, March 31 and June 30.

	Fiscal Year 2018 Quarters Ended
(In millions, except per share data)	June 29, 2018	March 30, 2018	December 29, 2017	September 29, 2017
Revenue	$2,835	$2,803	$2,914	$2,632
Gross margin	904	847	877	736
Income from operations	505	441	433	255
Net income	461	381	159	181
Net income per share:
Basic	$1.61	$1.33	$0.55	$0.62
Diluted	1.57	1.31	0.55	0.62

Seagate Technology public limited company | 2018 Form 10-K | 37

	Fiscal Year 2017 Quarters Ended
(In millions, except per share data)	June 30, 2017	March 31, 2017	December 30, 2016	September 30, 2016
Revenue	$2,406	$2,674	$2,894	$2,797
Gross margin	666	816	891	801
Income from operations	196	266	370	221
Net income	114	194	297	167
Net income per share:
Basic	$0.39	$0.66	$1.00	$0.56
Diluted	0.38	0.65	1.00	0.55

Seagate Technology public limited company | 2018 Form 10-K | 38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended June 29, 2018, June 30, 2017 and July 1, 2016.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2018 comprised 52 weeks and ended on June 29, 2018. Fiscal year 2017 comprised 52 weeks and ended on June 30, 2017. Fiscal year 2016 comprised 52 weeks and ended on July 1, 2016. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,” “will,” “contemplate,” “predict,” “potential,” and variations of such words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors” above.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Our Company. Discussion of our business.

•	Business Overview. Discussion of industry trends and their impact on our business.

•	Fiscal Year 2018 Summary. Overview of financial and other highlights affecting us in fiscal year 2018.

•	Results of Operations. Analysis of our financial results comparing fiscal years 2018 to 2017 and comparing fiscal years 2017 to 2016.

•

Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•

Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of June 29, 2018 and an explanation of off-balance sheet arrangements.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high capacity hard disk drive and a smaller SSD acting as a cache to improve performance of frequently accessed data.

Our HDD products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute/client compute applications, where our products are designed primarily for desktop and mobile computing; and edge non-compute/client non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, digital video recorders (“DVRs”), network-attached storage

Seagate Technology public limited company | 2018 Form 10-K | 39

(“NAS”) and gaming consoles. Our SSD products mainly include serial attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) SSDs.

Our cloud systems and solutions portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Business Overview

Our industry is characterized by several trends and factors that have a material impact on our strategic planning, financial condition and results of operations.

Demand for Data Storage

The International Data Corporation (“IDC”) forecasted in its 2017 Data Age 2025 study that the global datasphere will grow to 163 zettabytes by 2025. According to IDC, we are fast approaching a new era of the data age, which we expect will have a positive impact on storage demand. We believe that the continued advancement of the cloud, the further development of edge computing, the global proliferation of mobile devices, the evolution of the Internet of Things (“IoT”), the increasing use of video surveillance, the evolution of consumer electronic devices, and the enterprise use of big data analytics are driving the growth of digital content. Factors contributing to the growth of digital content include:

•

Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition videos, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

•	Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, Netflix®, Google® and YouTube®;

•	Increasing use of video surveillance and the emergence of new surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

•

Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics (including enterprise use of big data analytics) and new technology trends such as self-driving cars and drones;

•	Continued advancement of the cloud, including the build out of large numbers of cloud data centers by CSPs and private companies transitioning on-site data centers into the cloud; and

•	Protection of increased digital content through redundant storage on backup devices and externally provided storage services.

As a result of these factors, we anticipate that the nature and volume of content being created will require greater storage, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, manage, distribute, analyze and backup such content. We expect this to support the growth in demand for data storage solutions in developed and emerging economies.

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

Demand Trends

We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, protect, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the storage solutions will evolve as well.

We expect increased data creation will lead to the expansion of the need for storage in the form of both HDDs and SSDs. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable

Seagate Technology public limited company | 2018 Form 10-K | 40

future, cloud, traditional enterprise, client and consumer markets that require high-capacity storage solutions will be best served by hard disk drives due to their ability to deliver the most cost effective, reliable and energy efficient mass storage devices. We also believe that as hard disk drive capacities continue to increase, a focus exclusively on unit demand does not reflect the increase in demand for exabytes. This has resulted in demand for fewer units, but with higher average capacity per drive.

Industry Supply Balance

From time to time, the storage industry has experienced periods of imbalance between supply and demand. To the extent that the storage industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

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

We believe the HDD industry experienced modest price erosion in fiscal years 2016, 2017 and 2018.

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

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Beyond traditional seasonality, variability of sales can be related to IT spending or a reflection of more cyclical demand from CSPs based on the timing of procurement, deployment and market supply and demand balance of other components such as NAND and DRAM.

Fiscal Year 2018 Summary

During fiscal year 2018, we shipped 338 exabytes of HDD storage capacity. We generated revenue of $11.2 billion and gross margins of 30% and our operating cash flow was $2.1 billion. We invested $1.3 billion in non-convertible preferred stock of K.K. Pangea for the acquisition of Toshiba Memory Corporation with a consortium of investors led by Bain Capital Private Equity. We paid $726 million in dividends, repurchased approximately 10 million of our ordinary shares for $361 million and paid $214 million for the repurchase of certain of our outstanding debt.

Seagate Technology public limited company | 2018 Form 10-K | 41

Results of Operations

We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
Revenue	$11,184	$10,771	$11,160
Cost of revenue	7,820	7,597	8,545

Gross margin	3,364	3,174	2,615
Product development	1,026	1,232	1,237
Marketing and administrative	562	606	635
Amortization of intangibles	53	104	123
Restructuring and other, net	89	178	175

Income from operations	1,634	1,054	445
Other expense, net	(216)	(239)	(171)

Income before income taxes	1,418	815	274
Provision for income taxes	236	43	26

Net income	$1,182	$772	$248

	Fiscal Years Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Revenue	100%	100%	100%
Cost of revenue	70	71	77

Gross margin	30	29	23
Product development	9	11	11
Marketing and administrative	5	5	6
Amortization of intangibles	—	1	1
Restructuring and other, net	1	2	2

Income from operations	15	10	4
Other expense, net	(2)	(2)	(2)

Income before income taxes	13	8	2
Provision for income taxes	2	1	—

Net income	11%	7%	2%

Seagate Technology public limited company | 2018 Form 10-K | 42

The following table summarizes HDD information regarding average drive selling prices (“ASPs”), exabytes shipped, and revenues by channel and geography:

	Fiscal Years Ended
	June 29, 2018	June 30, 2017	July 1, 2016
ASPs (per unit)	$69	$66	$61
Exabytes Shipped	338	263	233
Revenues by Channel (%)
OEMs	69%	67%	69%
Distributors	17%	18%	17%
Retailers	14%	15%	14%
Revenues by Geography (%) (1)
Americas	27%	31%	29%
EMEA	17%	17%	17%
Asia Pacific	56%	52%	54%

(1)	Revenue is attributed to countries based on the ship to location.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenue

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Revenue	$11,184	$10,771	$413	4%

Revenue in fiscal year 2018 increased approximately 4% or $0.4 billion, from fiscal year 2017, as a result of an increase in exabytes shipped driven primarily by higher demand for our high capacity HDD product portfolio, partially offset by price erosion.

Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Cost of revenue	$7,820	$7,597	$223	3%
Gross margin	$3,364	$3,174	$190	6%
Gross margin percentage	30%	29%

For fiscal year 2018, gross margin as a percentage of revenue increased by 100 basis points compared to the prior fiscal year due to favorable product mix and improved factory utilization as a result of higher demand for our high capacity HDD product portfolio, partially offset by price erosion.

Seagate Technology public limited company | 2018 Form 10-K | 43

Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Product development	$1,026	$1,232	$(206)	(17)%
Marketing and administrative	562	606	(44)	(7)%
Amortization of intangibles	53	104	(51)	(49)%
Restructuring and other, net	89	178	(89)	(50)%

Operating expenses	$1,730	$2,120	$(390)

Product Development Expense. Product development expenses for fiscal year 2018 decreased by $206 million from fiscal year 2017 primarily due to a $97 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, an $83 million decrease due to related operational efficiencies and a $26 million decrease due to impairment charges related to the closure of our Korea design center in fiscal year 2017 that did not recur in fiscal year 2018.

Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2018 decreased by $44 million from fiscal year 2017 primarily due to a $54 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, partially offset by an increase in other general expenses.

Amortization of Intangibles. Amortization of intangibles for fiscal year 2018 decreased by $51 million, as compared to fiscal year 2017, due to certain intangible assets reaching the end of their useful life.

Restructuring and Other, net. Restructuring and other, net for fiscal year 2018 was comprised primarily of restructuring charges recorded during the September 2017 quarter and December 2017 quarter to reduce our workforce by approximately 1,100 employees. Restructuring and other, net also included a gain of $25 million from the sale of certain properties previously classified as held for sale.

Restructuring and other, net for fiscal year 2017 was comprised of restructuring charges recorded during the September 2016 quarter and March 2017 quarter to reduce our workforce by approximately 6,800 employees, as we continue to consolidate our global footprint across Asia, EMEA and the Americas.

Other expense, net

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Other expense, net	$(216)	$(239)	$23	(10)%

Other expense, net for fiscal year 2018 decreased by $23 million, as compared to fiscal year 2017 due to a $26 million increase in interest income primarily driven by higher interest rates, a $9 million net decrease in losses related to strategic investments and a $6 million net decrease in losses due to favorable changes in foreign currency exchange rates, partially offset by an $18 million net increase in interest expense due to the issuance of $1.25 billion of Senior Notes in fiscal year 2017 and reduced by the subsequent repurchase of certain debts.

Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Provision for income taxes	$236	$43	$193	449%

Seagate Technology public limited company | 2018 Form 10-K | 44

We recorded an income tax provision of $236 million for fiscal year 2018 compared to an income tax provision of $43 million for fiscal year 2017. Our fiscal year 2018 income tax provision included approximately $204 million of tax expense associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017, offset by the reversal of previously recorded unrecognized tax benefits of $7 million, and certain non-recurring items. Our fiscal year 2017 income tax provision included approximately $2 million of net tax expense associated with various non-recurring items.

Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Malaysia, Singapore and Thailand. These tax incentives are scheduled to expire in whole or in part at various dates through 2027.

Our income tax provision recorded for fiscal year 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate. Our income tax provision recorded for fiscal year 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets, and (iii) permanent differences.

Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

At June 29, 2018, our deferred tax asset valuation allowance was approximately $1.2 billion.

At June 29, 2018, we had net deferred tax assets of $410 million. The realization of most of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

As of June 29, 2018, approximately $501 million and $99 million of our total U.S. net operating loss and tax credit carry- forwards, respectively, are subject to annual limitations from $1 million to $45 million pursuant to U.S. tax law.

We are required to file U.S. federal, U.S. state, and non-U.S. income tax returns. We are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2015. With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examination for years ending prior to fiscal year 2007.

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act significantly revises U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries.

Pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), we recorded an adjusted tax expense of approximately $204 million for fiscal year 2018, to re-measure our net U.S. deferred tax assets at the newly enacted 21% income tax rate. This tax expense increased our effective tax rate by approximately 14%. We also do not expect the one-time transition tax to have a material impact on our consolidated financial statements due to an overall accumulated earnings deficit in our non-U.S. subsidiaries for which the transition tax applies. We have considered SAB 118 and believe the accounting under ASC 740 for the change to the U.S. statutory tax rate to our deferred tax balances and the one-time transition tax under the Tax Act is complete and appropriately reflected in the financial statements during fiscal year 2018.

For all other provisions relating to the Tax Act, we continue to evaluate the impact of the Tax Act’s various highly complex domestic and international provisions. The other U.S. tax changes, including limitations on various business deductions such

Seagate Technology public limited company | 2018 Form 10-K | 45

as executive compensation under Internal Revenue Code §162(m), are not expected to impact our tax expense in the short-term due to our large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are generally effective in tax years beginning after December 31, 2017. These provisions are not expected to have a material impact on our consolidated financial statements. However, these preliminary assessments and analyses are provisional and are subject to change as additional interpretive guidance is issued. We will complete our analysis within fiscal year 2019, which is consistent with the guidance provided in SAB 118.

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

Product Development Expense. Product development expenses for fiscal year 2017 decreased from fiscal year 2016 primarily due to a $102 million decrease in salaries and related benefits as a result of an increase in operational efficiencies in our business and the restructuring of our workforce in prior periods, offset by a $71 million increase in variable compensation and share-based compensation driven by better financial performance of the Company and a $26 million increase in impairment charges related to the closure of our Korea design center.

Seagate Technology public limited company | 2018 Form 10-K | 46

Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2017 decreased from fiscal year 2016 primarily due to a decrease in salaries and related benefits of $52 million as a result of the restructuring of our workforce in prior periods, a $28 million cost reduction resulting from an increase in operational efficiencies in our business and the completion of certain promotional and branding activities in fiscal year 2016, partially offset by a $51 million increase in variable compensation and share-based compensation driven by better financial performance of the Company.

Amortization of Intangibles. Amortization of intangibles for fiscal year 2017 decreased by $19 million, as compared to fiscal year 2016, due to certain intangible assets reaching the end of their useful life.

Restructuring and Other, net. Restructuring and other, net for fiscal year 2017 was comprised primarily of restructuring charges recorded during the September 2016 quarter and March 2017 quarter to reduce our workforce by approximately 6,800 employees, to consolidate our global footprint across Asia, EMEA and the Americas.

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

We recorded an income tax provision of $43 million for fiscal year 2017 compared to an income tax provision of $26 million for fiscal year 2016. Our fiscal year 2017 income tax provision included approximately $2 million of net income tax expense associated with various non-recurring items. Our fiscal year 2016 income tax provision included approximately $22 million of net income tax benefits primarily associated with the release of tax reserves due to the expiration of certain statutes of limitation.

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

Seagate Technology public limited company | 2018 Form 10-K | 47

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of June 29, 2018.

Cash and Cash Equivalents

	As of
(Dollars in millions)	June 29, 2018	June 30, 2017	Change
Cash and cash equivalents	$1,853	$2,539	$(686)

Our cash and cash equivalents decreased by $686 million from June 30, 2017 as a result of $1.3 billion investment in non-convertible preferred stock of K.K. Pangea, net cash outflows for capital expenditures of $366 million, dividends paid out to shareholders of $726 million, repurchase of our ordinary shares of $361 million and repayment of long-term debt of $214 million. These decreases were offset by net cash provided by operating activities. The following table summarizes results from the Consolidated Statement of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
Net cash flow (used in) provided by:
Operating activities	$2,113	$1,916	$1,680
Investing activities	(1,588)	(459)	(1,211)
Financing activities	(1,211)	(46)	(1,820)
Effect of foreign currency exchange rates	—	—	(3)

Net (decrease) increase in cash, cash equivalents and restricted cash	$(686)	$1,411	$(1,354)

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year 2018 was approximately $2.1 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes primarily due to the remeasurement of our U.S. deferred tax assets at the lower corporate tax rate, share-based compensation, and:

•	an increase of $65 million in accounts payable, primarily due to timing of payments of capital expenditures; and

•	a decrease of $71 million in vendor receivables, primarily due to improved collections; partially offset by

•	an increase of $71 million in inventory, primarily due to an increase in units built.

Seagate Technology public limited company | 2018 Form 10-K | 48

Cash provided by operating activities for fiscal year 2017 was approximately $1.9 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation, and:

•	a decrease of $122 million in accounts receivable, primarily due to a decrease in revenue and improved collections; and

•	an increase of $121 million in accounts payable, primarily due to timing of payments for material purchases; partially offset by

•	an increase of $114 million in inventory, primarily due to an increase in units built in connection with our manufacturing footprint consolidating activities.

Cash provided by operating activities for fiscal year 2016 was approximately $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation and

•	a decrease in revenue accelerated by a reduction in the cash conversion cycle, leading to a decrease in working capital.

Cash Used in Investing Activities

In fiscal year 2018, we used $1.6 billion for net cash investing activities, which was primarily due to our investment in the Pangea debt security of $1.3 billion and the payments for the purchase of property, equipment and leasehold improvements of approximately $366 million, partially offset by the proceeds of $69 million from the sale of certain properties previously classified as held for sale.

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

Cash Used in Financing Activities

Net cash used in financing activities of $1.2 billion for fiscal year 2018 was primarily attributable to the following activities:

•	$726 million in dividend payments;

•	$361 million paid to repurchase ordinary shares;

•	$214 million of repayments of long-term debt; and

•	$23 million paid for taxes related to net share settlement of equity awards; offset by

•	$113 million in proceeds from the issuance of ordinary shares under employee stock plans.

Net cash used in financing activities of $46 million for fiscal year 2017 was primarily attributable to the following activities:

•	net proceeds of $1.2 billion received from issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024;

•	$86 million in proceeds from the issuance of ordinary shares under employee stock plans; offset by

•	$561 million in dividend payments;

•	$460 million paid to repurchase ordinary shares;

•	$316 million of redemption and repurchase of long-term debt; and

•	$27 million paid for taxes related to net share settlement of equity awards.

Seagate Technology public limited company | 2018 Form 10-K | 49

Net cash used in financing activities of $1.8 billion for fiscal year 2016 was primarily attributable to the following activities:

•	$1.1 billion paid to repurchase ordinary shares; and

•	$0.7 billion in dividend payments.

Liquidity Sources

Our primary sources of liquidity as of June 29, 2018, consisted of: (1) approximately $1.9 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of June 29, 2018, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities, (2) a fixed charge coverage ratio and (3) a net leverage ratio. On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our financial liquidity position. The term of the revolving credit facility is through January 15, 2020 provided that if we do not have Investment Grade Ratings (as defined in the revolving credit facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. We were in compliance with the modified covenants as of June 29, 2018 and expect to be in compliance for the next 12 months.

As of June 29, 2018, cash and cash equivalents held by non-Irish subsidiaries was $1.8 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

On July 30, 2018, our Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on October 3, 2018 to shareholders of record as of the close of business on September 19, 2018.

As of June 29, 2018, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

Seagate Technology public limited company | 2018 Form 10-K | 50

The carrying value of our debt as of June 29, 2018 and June 30, 2017 was $4.8 billion and $5.0 billion, respectively. The table below presents the principal amounts of our outstanding debt:

	As of
(Dollars in millions)	June 29, 2018	June 30, 2017	Change
3.75% Senior Notes due November 2018	$499	$710	$(211)
4.25% Senior Notes due March 2022	750	750	—
4.75% Senior Notes due June 2023	951	951	—
4.875% Senior Notes due March 2024	500	500	—
4.75% Senior Notes due January 2025	975	975	—
4.875% Senior Notes due June 2027	697	697	—
5.75% Senior Notes due December 2034	490	490	—

	$4,862	$5,073	$(211)

From time to time, we may repurchase any of our outstanding ordinary shares through private, open market, tender offers, broker assisted purchases or other means. During fiscal year 2018, we repurchased approximately 11 million of our ordinary shares including statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of June 29, 2018, $0.9 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with our Articles of Association.

For fiscal year 2019, we expect capital expenditures to remain below our long-term targeted range of 6% to 8% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of June 29, 2018, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2019	2020-2021	2022-2023	Thereafter
Contractual Cash Obligations:
Long-term debt, including current portion	$4,862	$499	$—	$1,701	$2,662
Interest payments on debt	1,604	219	420	388	577
Purchase obligations (1)	963	952	11	—	—
Operating leases (2)	109	13	15	11	70
Capital expenditures	256	249	7	—	—
Other funding requirements (3)	10	6	4	—	—

Subtotal	7,804	1,938	457	2,100	3,309
Commitments:
Letters of credit or bank guarantees	106	103	2	1	—

Total	$7,910	$2,041	$459	$2,101	$3,309

(1)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)	Consists of funding requirements related to strategic commitments.

Seagate Technology public limited company | 2018 Form 10-K | 51

As of June 29, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $62 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of June 29, 2018, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical accounting policies include: establishment of sales program accruals, establishment of warranty accruals, accounting for income taxes, the impairment assessment for goodwill and other long-lived assets and investment in debt security. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

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

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2018, sales programs were approximately 12% of gross revenue. For fiscal years 2017 and 2016, total sales programs of gross revenues were 11% and 13%, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of gross revenue in fiscal years 2018, 2017 and 2016. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins may be reduced.

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

Seagate Technology public limited company | 2018 Form 10-K | 52

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

We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and net income. In fiscal years 2018, 2017 and 2016 net changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.0%, 1.3% and 1.0% of revenue during fiscal years 2018, 2017 and 2016, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.3%, 1.2% and 1.1% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

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

Assessing Goodwill and Other Long-lived Assets for Impairment. We account for goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. As permitted by ASC 350, we perform a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the quantitative goodwill impairment test. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then we perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

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

Seagate Technology public limited company | 2018 Form 10-K | 53

Assessing Investment in Debt Security for Impairment. Our investment in non-convertible preferred stock of K.K. Pangea, for which we have the positive intent and ability to hold until maturity is carried at the amortized cost and classified as a held-to-maturity debt security. We assess whether an other-than-temporary impairment loss on the investment, including the accrued payment-in-kind (“PIK”) income, has occurred due to a decline in fair value or other market conditions. If the fair value of the security is below amortized cost and it is more likely than not that we will not be able to recover its amortized cost bases before its stated maturity, we will record an other-than-temporary impairment charge to Other, net in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data — Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes, equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio including investment in debt security in Pangea. As of June 29, 2018, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2018.

We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of June 29, 2018.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at June 29, 2018
Assets
Cash equivalents:
Floating rate	$1,016	$—	$—	$—	$—	$—	$1,016	$1,016
Average interest rate	2.48%						2.48%
Investment in debt security:
Fixed rate	$—	$—	$—	$—	$—	$1,275	$1,275	(a	)
Fixed interest rate						5.00%	5.00%
Debt
Fixed rate	$499	$—	$—	$750	$951	$2,662	$4,862	$4,702
Average interest rate	3.75%			4.25%	4.75%	4.99%	4.70%

(a)	Fair value was determined to approximate carrying value at amortized cost.

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

Seagate Technology public limited company | 2018 Form 10-K | 54

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We entered into foreign currency forward exchange contracts with an aggregate notional amount of 139.5 billion Japanese Yen ($1.3 billion at June 29, 2018), to hedge foreign exchange fluctuations of our investment principal in non-convertible preferred stock debt security of Pangea. We did not designate these contracts as hedges under ASC 815, Derivatives and Hedging and, therefore, the change in fair value of these contracts is recognized in earnings in the same period as the gains and losses from the remeasurement of the debt security. All these foreign currency forward exchange contracts mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively. We entered into a foreign currency forward exchange contract with a notional amount of approximate 7 billion Japanese Yen ($66 million at June 29, 2018), to hedge the PIK income related to Pangea investment, which is designated as a cash flow hedge. We evaluate the hedge effectiveness using the critical terms match method pursuant to ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, which we adopted in the June 2018 quarter.

We did not have any material net gains (losses) recognized in Cost of revenue, or Other, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the fiscal years 2018 and 2017.

The table below provides information as of June 29, 2018 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Japanese Yen	$1,376	$106.50	$10

Total	$1,376		$10

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

We did not have outstanding foreign currency forward exchange contracts as of June 30, 2017.

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

Changes in our corporate issuer credit ratings have minimal impact on our near term financial results, but downgrades may negatively impact our future ability to raise capital, increase the cost of such capital and our ability to execute transactions with various counterparties.

We have an investment in debt security of $1.3 billion carried at amortized cost. We review our debt security for impairment when events and circumstances indicate a decline in fair value of such asset below carrying value is other-than-temporary.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Item 8. Financial Statements and Supplementary Data—Note 8. Derivative Financial Instruments” of this Report on Form 10-K.

Seagate Technology public limited company | 2018 Form 10-K | 55

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Seagate Technology public limited company | 2018 Form 10-K | 56

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 29, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,853	$2,539
Accounts receivable, net	1,184	1,199
Inventories	1,053	982
Other current assets	220	321

Total current assets	4,310	5,041
Property, equipment and leasehold improvements, net	1,792	1,875
Investment in debt security	1,275	—
Goodwill	1,237	1,238
Other intangible assets, net	188	281
Deferred income taxes	417	609
Other assets, net	191	224

Total Assets	$9,410	$9,268

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,728	$1,626
Accrued employee compensation	253	237
Accrued warranty	112	113
Current portion of long-term debt	499	—
Accrued expenses	598	650

Total current liabilities	3,190	2,626
Long-term accrued warranty	125	120
Long-term accrued income taxes	10	15
Other non-current liabilities	100	122
Long-term debt, less current portion	4,320	5,021

Total Liabilities	7,745	7,904
Commitments and contingencies (See Notes 14 and 15)
Shareholders’ Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 287,170,363 issued and outstanding at June 29, 2018 and 291,799,561 issued and outstanding at June 30, 2017	—	—
Additional paid-in capital	6,377	6,152
Accumulated other comprehensive loss	(16)	(17)
Accumulated deficit	(4,696)	(4,771)

Total Shareholders’ Equity	1,665	1,364

Total Liabilities and Equity	$9,410	$9,268

See notes to consolidated financial statements.

Seagate Technology public limited company | 2018 Form 10-K | 57

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Fiscal Years Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Revenue	$11,184	$10,771	$11,160

Cost of revenue	7,820	7,597	8,545
Product development	1,026	1,232	1,237
Marketing and administrative	562	606	635
Amortization of intangibles	53	104	123
Restructuring and other, net	89	178	175

Total operating expenses	9,550	9,717	10,715

Income from operations	1,634	1,054	445

Interest income	38	12	3
Interest expense	(236)	(222)	(193)
Other, net	(18)	(29)	19

Other expense, net	(216)	(239)	(171)

Income before income taxes	1,418	815	274
Provision for income taxes	236	43	26

Net income	$1,182	$772	$248

Net income per share:
Basic	$4.10	$2.61	$0.83
Diluted	4.05	2.58	0.82
Number of shares used in per share calculations:
Basic	288	296	299
Diluted	292	299	302
Cash dividends declared per ordinary share	$2.52	$2.52	$2.43

See notes to consolidated financial statements.

Seagate Technology public limited company | 2018 Form 10-K | 58

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Years Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Net income	$1,182	$772	$248
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	—	(3)	(4)
Less: reclassification for amounts included in net income	—	4	2

Net change	—	1	(2)

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—
Less: reclassification for amounts included in net income	—	—	—

Net change	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	1	—	8
Less: reclassification for amounts included in net income	—	2	—

Net change	1	2	8

Foreign currency translation adjustments
Foreign currency translation adjustments	—	5	(1)

Total other comprehensive income (loss), net of tax	1	8	5

Comprehensive income	$1,183	$780	$253

See notes to consolidated financial statements.

Seagate Technology public limited company | 2018 Form 10-K | 59

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Years Ended
	June 29, 2018	June 30, 2017	July 1, 2016
OPERATING ACTIVITIES
Net income	$1,182	$772	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	749	815
Share-based compensation	112	137	120
Impairment of long-lived assets	—	42	26
Deferred income taxes	193	3	(2)
Other non-cash operating activities, net	(11)	27	9
Changes in operating assets and liabilities:
Accounts receivable, net	16	122	464
Vendor receivables	71	(31)	—
Inventories	(71)	(114)	145
Accounts payable	65	121	(24)
Accrued employee compensation	16	53	(78)
Accrued expenses, income taxes and warranty	(46)	47	(42)
Other assets and liabilities	(12)	(12)	(1)

Net cash provided by operating activities	2,113	1,916	1,680

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(366)	(434)	(587)
Proceeds from the sale of fixed assets	2	—	—
Proceeds from sale of properties previously classified as held for sale	69	—	—
Purchase of debt security	(1,279)	—	—
Purchases of strategic investments	—	(37)	—
Maturities of short-term investments	—	6	—
Cash used in acquisition of businesses, net of cash acquired	—	—	(634)
Other investing activities, net	(14)	6	10

Net cash used in investing activities	(1,588)	(459)	(1,211)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,232	—
Redemption and repurchase of debt	(214)	(316)	(22)
Dividends to shareholders	(726)	(561)	(727)
Repurchases of ordinary shares	(361)	(460)	(1,090)
Proceeds from issuance of ordinary shares under employee stock plans	113	86	79
Taxes paid related to net share settlement of equity awards	(23)	(27)	(56)
Other financing activities, net	—	—	(4)

Net cash used in financing activities	(1,211)	(46)	(1,820)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3)

(Decrease) increase in cash, cash equivalents and restricted cash	(686)	1,411	(1,354)
Cash, cash equivalents and restricted cash at the beginning of the year	2,543	1,132	2,486

Cash, cash equivalents and restricted cash at the end of the year	$1,857	$2,543	$1,132

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$237	$172	$200
Cash paid for income taxes, net of refunds	$43	$33	$40

See notes to consolidated financial statements.

Seagate Technology public limited company | 2018 Form 10-K | 60

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended June 29, 2018, June 30, 2017 and July 1, 2016

(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at, July 3, 2015	315	$—	$5,734	$(30)	$(2,686)	$3,018
Net income					248	248
Other comprehensive income				5		5
Issuance of ordinary shares under employee stock plans	8		79			79
Repurchases of ordinary shares	(23)				(1,090)	(1,090)
Tax withholding related to vesting of restricted stock units	(1)				(56)	(56)
Dividends to shareholders					(727)	(727)
Share-based compensation			120			120
Other			(4)	—		(4)

Balance at, July 1, 2016	299	—	5,929	(25)	(4,311)	1,593
Net income					772	772
Other comprehensive income				8		8
Issuance of ordinary shares under employee stock plans	6		86			86
Repurchases of ordinary shares	(12)				(460)	(460)
Tax withholding related to vesting of restricted stock units	(1)				(27)	(27)
Dividends to shareholders					(745)	(745)
Share-based compensation			137			137

Balance at, June 30, 2017	292	—	6,152	(17)	(4,771)	1,364
Net income					1,182	1,182
Other comprehensive income				1		1
Issuance of ordinary shares under employee stock plans	6		113			113
Repurchases of ordinary shares	(10)				(361)	(361)
Tax withholding related to vesting of restricted stock units	(1)				(23)	(23)
Dividends to shareholders					(723)	(723)
Share-based compensation			112			112

Balance at, June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665

See notes to consolidated financial statements.

Seagate Technology public limited company | 2018 Form 10-K | 61

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company”) is a leading provider of data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high capacity hard disk drive and a smaller SSD acting as a cache to improve performance of frequently accessed data.

The Company’s HDD products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute/client compute applications, where its products are designed primarily for desktop and mobile computing; and edge non-compute/client non-compute applications, where its products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, digital video recorders (“DVRs”), network-attached storage (“NAS”) and gaming consoles. The Company’s SSD products mainly include serial attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) SSDs.

The Company’s cloud systems and solutions portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2018, 2017 and 2016 were comprised of 52 weeks ended on June 29, 2018, June 30, 2017 and July 1, 2016, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.

Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. From time to time, the Company has short-term investments that are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive loss, which is a component of Shareholders’ Equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

Seagate Technology public limited company | 2018 Form 10-K | 62

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

Inventory. The Company accounts for inventory in accordance with Accounting Standard Codification (“ASC”) Topic 330, Inventory. During fiscal year 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2015-11, Inventory: Simplifying the Measurement of Inventory (ASC topic 330). Inventories are valued at the lower of cost (using the first-in, first-out method) and net realizable value. Net realizable value is based upon the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

Assessment of Goodwill and Other Long-lived Assets for Impairment. The Company accounts for goodwill in accordance with ASC Topic 350 (“ASC 350”), Intangibles—Goodwill and Other. The Company performs a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

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

Investment in Debt Security and Payment-in-Kind (“PIK”) Income. The Company has debt investment in non-convertible preferred stock of K.K. Pangea. The Company determined the appropriate classification of such investment at the time of purchase and will re-evaluate such designation at each balance sheet date. The Company classified the investment as held-to-maturity as it has the positive intent and ability to hold the security until maturity. This held-to-maturity investment is carried at amortized cost and recorded as Investment in debt security on the Consolidated Balance Sheets.

Transaction costs incurred by the Company to acquire this investment are capitalized and amortized as a reduction of interest income on the Consolidated Statements of Operations over the respective term of the investment. The investment contains a PIK income provision, which represents contractual interest that is due at maturity, and is accrued and recorded as Interest income each reporting period and added to the carrying value of the Investment in debt security.

Seagate Technology public limited company | 2018 Form 10-K | 63

The Company assesses whether an other-than-temporary impairment loss on the debt security, including the accrued PIK income, has occurred due to a decline in fair value or other market conditions. If the fair value of the debt security is below amortized cost and it is more likely than not that the Company will not be able to recover the amortized cost bases before its stated maturity, the Company will record an other-than-temporary impairment charge to Other, net in the Consolidated Statements of Operations.

Derivative Financial Instruments. The Company applies the requirements of ASC Topic 815 (“ASC 815”), Derivatives and Hedging. ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. During fiscal year 2018, the Company early adopted ASU No. 2017-12, Derivatives and Hedging (ASC Topic 815) — Targeted Improvements to Accounting for Hedging Activities. The Company continues to exclude the change in forward points from the assessment of hedge effectiveness and recognizes the excluded component in Other, net in the Consolidated Statements of Operations. Foreign currency forward exchange contracts not designated as hedge instruments are used to economically hedge the foreign currency exposure in the value of an investment denominated in currency other than U.S. dollar. The Company recognizes the unrealized gains (losses) due to the changes in the fair value of these contracts in Other, net in the Consolidated Statements of Operations along with the foreign currency gains and losses on remeasurement of such investment.

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

Restructuring Costs. The Company records restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 (“ASC 420”), Exit or Disposal Cost Obligations. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

Seagate Technology public limited company | 2018 Form 10-K | 64

Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $28 million, $16 million and $31 million in fiscal years 2018, 2017 and 2016, respectively.

Share-Based Compensation. The Company accounts for share-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation-Stock Compensation. During fiscal year 2018, the Company adopted ASU 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting (ASC Topic 718). The Company has elected to apply the with-and-without method to assess the realization of related excess tax benefits. The Company also elected to continue to account for share-based compensation expense net of estimated forfeitures.

Accounting for Income Taxes. The Company accounts for income taxes pursuant to ASC Topic 740 (“ASC 740”), Income Taxes. During fiscal year 2018, the Company adopted ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASC Topic 740). In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company’s uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company’s ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for, and the amount of, a valuation allowance may also change.

Comprehensive Income. The Company presents comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income.

Foreign Currency Remeasurement and Translation. The U.S. dollar is the functional currency for the majority of the Company’s foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other, net on the Company’s Consolidated Statements of Operations. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and nonmonetary assets and liabilities at historical rates.

The Company had $3 million, $9 million and $3 million in remeasurement losses in fiscal years 2018, 2017 and 2016, respectively.

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

Concentrations

Concentration of Credit Risk. The Company’s customer base for disk drive products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Dell Inc. accounted for more than 10% of the Company’s accounts receivable as of June 29, 2018 and June 30, 2017.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and foreign currency forward exchange contracts. The Company mitigates concentrations of credit risk in its investments through diversifications, by investing in highly-rated securities or major multinational companies.

Seagate Technology public limited company | 2018 Form 10-K | 65

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

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the guidance in the first quarter of fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective transition approach”). The Company will adopt this standard in the first quarter of fiscal year 2019 utilizing the modified retrospective transition approach.

The Company has substantially completed its evaluation and expects the adoption of the new standard will result in the recognition of revenue when the products are delivered (sell-in basis) to certain direct retail customers and customers in certain indirect retail channels which are currently being recognized on a sell-through basis. Accordingly, the Company will estimate appropriate accruals for the variable consideration (e.g. rebates) related to customer incentives on these arrangements. On the date of initial adoption, the Company will remove the deferred income that would have been subsequently recognized on a sell-through basis and record estimates of the accruals for variable consideration through a cumulative adjustment to accumulated deficit. The Company believes that these changes will not have a material impact on the Company’s consolidated financial statements and internal controls over financial reporting.

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

Seagate Technology public limited company | 2018 Form 10-K | 66

In February 2016 and July 2018, the FASB issued ASU 2016-02 (ASC Topic 842), Leases, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (ASC Topic 842), Targeted Improvements, respectively. ASC Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company is required to adopt this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of these ASUs on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combinations: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company plans to adopt the guidance in the first quarter of fiscal year 2019. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (ASC Topic 718), Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company plans to adopt the guidance in the first quarter of fiscal year 2019. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. This ASU became effective and was prospectively adopted by the Company in the September 2017 quarter. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in the Shareholders’ equity in the Consolidated Balance Sheets. The Company also elected to continue to account for share-based compensation expense net of estimated forfeitures. The adoption of this ASU resulted in an increase in deferred tax assets relating to net operating losses of approximately $0.6 billion, offset by an equivalent increase in the valuation allowance with no impact to retained earnings. The adoption of this guidance had no material impact on the Company’s consolidated financial statements and disclosures.

Seagate Technology public limited company | 2018 Form 10-K | 67

In October 2016, the FASB issued ASU 2016-16 (ASC Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. The Company elected to early adopt this ASU in the September 2017 quarter on a modified retrospective basis with no material impact on the Company’s consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12 (ASC Topic 815), Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU simplify the application of hedge accounting guidance and more closely aligning financial reporting for hedging relationships with economic results of an entity’s risk management activities. The Company early adopted this ASU in the June 2018 quarter. The adoption of this guidance had no material impact on the Company’s consolidated financial statements and disclosures.

2.	Balance Sheet Information

Available-for-sale Securities

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$621	$—	$621
Time deposits and certificates of deposit	395	—	395

Total	$1,016	$—	$1,016

Included in Cash and cash equivalents			$1,012
Included in Other current assets			4

Total			$1,016

As of June 29, 2018, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of June 29, 2018, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2018.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at June 29, 2018 by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,016	$1,016
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$1,016	$1,016

Seagate Technology public limited company | 2018 Form 10-K | 68

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 30, 2017:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$594	$—	$594
Time deposits and certificates of deposits	584	—	584

Total	$1,178	$—	$1,178

Included in Cash and cash equivalents			$1,174
Included in Other current assets			4

Total			$1,178

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016	June 3, 2015
Cash and cash equivalents	$1,853	$2,539	$1,125	$2,479
Restricted cash included in Other current assets	4	4	7	7

Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,857	$2,543	$1,132	$2,486

Accounts Receivable, net

The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	June 29, 2018	June 30, 2017
Accounts receivable	$1,188	$1,204
Allowance for doubtful accounts	(4)	(5)

Account receivable, net	$1,184	$1,199

Seagate Technology public limited company | 2018 Form 10-K | 69

Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (a)	Balance at End of Period
Fiscal year ended July 1, 2016	$9	1	(1)	$9
Fiscal year ended June 30, 2017	$9	(4)	—	$5
Fiscal year ended June 29, 2018	$5	—	(1)	$4

(a)	Uncollectible accounts written off, net of recoveries.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	June 29, 2018	June 30, 2017
Raw materials and components	$329	$350
Work-in-process	347	257
Finished goods	377	375

Total inventories	$1,053	$982

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 29, 2018	June 30, 2017
Land and land improvements		$55	$54
Equipment	3 – 5	7,472	7,536
Buildings and leasehold improvements	Up to 30	1,805	1,899
Construction in progress		193	144

		9,525	9,633
Less: accumulated depreciation and amortization		(7,733)	(7,758)

Property, equipment and leasehold improvements, net		$1,792	$1,875

Depreciation expense, which includes amortization of leasehold improvements, was $487 million, $581 million and $641 million for fiscal years 2018, 2017 and 2016, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2018, 2017 and 2016, the Company capitalized interest of $1 million, $4 million and $13 million, respectively.

In fiscal years 2017 and 2016, the Company determined it would discontinue the use of certain manufacturing property and equipment in the short-term, and that certain other buildings, land and manufacturing property and equipment were permanently impaired. As a result, the Company recognized charges of $72 million and $53 million in fiscal years 2017 and 2016, respectively, from the write-off and accelerated depreciation of these fixed assets, including $35 million impairment on land and buildings in fiscal year 2017, classified as held for sale under Other current assets in the Consolidated Balance Sheet. Please refer to Note 9. Fair Value for more details. In fiscal year 2017, total charges of $35 million, $35 million and $2 million was recorded to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statement of Operations. In fiscal year 2016, the entire amount of $53 million was recorded in Cost of revenue in the

Seagate Technology public limited company | 2018 Form 10-K | 70

Consolidated Statement of Operations. In fiscal year 2018, the Company recognized a charge of $7 million from the write-off and accelerated depreciation of certain fixed assets, of which $1 million, $4 million and $2 million was recorded to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statement of Operations.

Investment in Debt Security

On May 31, 2018, the Company invested approximately $1.3 billion in non-convertible preferred stock of K.K. Pangea for the acquisition of Toshiba Memory Corporation with a consortium of investors led by Bain Capital Private Equity. The investment, with a contractual maturity of six years, is accounted for as a held-to-maturity debt security, carried at cost and adjusted for amortization of transaction costs into interest income. Additionally, the debt security has a contractual PIK income which will be paid in cash upon redemption of the investment. PIK income computed at the contractual rate is accrued into Interest income in the Consolidated Statement of Operations and added to the carrying value of the Investment in debt security on the Consolidated Balance Sheet. In fiscal year 2018, the PIK income earned was $5 million. As of June 29, 2018, no impairment was identified and the fair value of the investment was determined to approximate its carrying value at amortized cost.

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	June 29, 2018	June 30, 2017
Dividends payable	$181	$184
Other accrued expenses	417	466

Total	$598	$650

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2016	$(1)	$—	$(7)	$(17)	$(25)
Other comprehensive income (loss) before reclassifications	(3)	—	—	5	2
Amounts reclassified from AOCI	4	—	2	—	6
Other comprehensive income (loss)	1	—	2	5	8

Balance at June 30, 2017	—	—	(5)	(12)	(17)
Other comprehensive income (loss) before reclassifications	—	—	1	—	1
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	—	—	1	—	1

Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)

3.	Acquisitions

Dot Hill Systems Corp.

On October 6, 2015, the Company acquired all of the outstanding shares of Dot Hill Systems Corp. (“Dot Hill”), a supplier of software and hardware storage systems. The Company paid $9.75 per share, or $674 million, in cash for the acquisition.

Seagate Technology public limited company | 2018 Form 10-K | 71

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

Seagate Technology public limited company | 2018 Form 10-K | 72

4.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	Amount
As of July 1, 2016	$1,237
Goodwill acquired	—
Goodwill disposed	—
Foreign currency translation effect	1

As of June 30, 2017	$1,238
Goodwill acquired	—
Goodwill disposed	(1)
Foreign currency translation effect	—

As of June 29, 2018	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.

In fiscal years 2018, 2017 and 2016, amortization expense for other intangible assets was $111 million, $168 million and $174 million, respectively.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 29, 2018, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$256	$(145)	$111	2.5 years
Customer relationships	89	(42)	47	4.0 years
Trade name	17	(13)	4	1.3 years
Other intangible assets	45	(19)	26	3.0 years

Total amortizable other intangible assets	$407	$(219)	$188	2.9 years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 30, 2017 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$280	$(112)	$168	3.6 years
Customer relationships	487	(395)	92	3.4 years
Trade name	27	(19)	8	2.1 years
Other intangible assets	29	(16)	13	2.6 years

Total amortizable other intangible assets	$823	$(542)	$281	3.4 years

Seagate Technology public limited company | 2018 Form 10-K | 73

As of June 29, 2018, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2019	$77
2020	57
2021	29
2022	20
2023	5
Thereafter	—

$188

5.	Restructuring and Exit Costs

During fiscal years 2018, 2017 and 2016, the Company recorded restructuring charges of $89 million, $178 million and $175 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

December 2017 Plan — On December 8, 2017, the Company committed to a restructuring plan (the “December 2017 Plan”) to reduce its cost structure. The December 2017 Plan included reducing the Company’s global headcount by approximately 500 employees. The December 2017 Plan was substantially completed by the end of fiscal year 2018.

July 2017 Plan — On July 25, 2017, the Company committed to a restructuring plan (the “July 2017 Plan”) to reduce its cost structure. The July 2017 Plan included reducing the Company’s global headcount by approximately 600 employees. The July 2017 Plan was substantially completed during fiscal year 2018.

March 2017 Plan — On March 9, 2017, the Company committed to a restructuring plan (the “March 2017 Plan”) in connection with the continued consolidation of its global footprint. The Company closed its design center in Korea, resulting in the reduction of the Company’s headcount by approximately 300 employees. The March 2017 Plan was substantially completed by the end of fiscal year 2017.

July 2016 Plan — On July 11, 2016, the Company committed to a restructuring plan (the “July 2016 Plan”) for continued consolidation of its global footprint across Asia, EMEA and the Americas. The July 2016 Plan included reducing worldwide headcount by approximately 6,500 employees. The July 2016 Plan was substantially completed during fiscal year 2018.

Seagate Technology public limited company | 2018 Form 10-K | 74

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for fiscal years 2018, 2017 and 2016:

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 3, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$11	$8	$19
Restructuring charges	—	—	—	—	—	—	—	—	151	24	175
Cash payments	—	—	—	—	—	—	—	—	(113)	(18)	(131)
Adjustments	—	—	—	—	—	—	—	—	1	(1)	—

Accrual balances at July 1, 2016	—	—	—	—	—	—	—	—	50	13	63
Restructuring charges	—	—	—	—	28	3	72	20	31	13	167
Cash payments	—	—	—	—	(29)	(3)	(57)	(18)	(74)	(17)	(198)
Adjustments	—	—	—	—	1	—	7	—	(1)	4	11

Accrual balances at June 30, 2017	—	—	—	—	—	—	22	2	6	13	43
Restructuring charges	28	6	38	4	—	—	1	15	13	—	105
Cash payments	(21)	(2)	(37)	(3)	(1)	—	(23)	(16)	(9)	(3)	(115)
Adjustments	(2)	—	(1)	—	2	—	2	(1)	1	8	9

Accrual balances at June 29, 2018	5	4	—	1	1	—	2	—	11	18	42
Total costs incurred to date as of June 29, 2018	$26	$6	$37	$4	$31	$3	$82	$34	$240	$59	$522

Total expected costs to be incurred as of June 29, 2018	$1	$2	$—	$—	$1	$—	$—	$—	$—	$1	$5

Of the accrued restructuring balance of $42 million at June 29, 2018, $26 million is included in Accrued expenses and $16 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet. Of the accrued restructuring balance of $43 million at June 30, 2017, $38 million is included in Accrued expenses and $5 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet.

In addition to charges above, during fiscal year 2017, the Company committed to sell certain land and buildings primarily in Asia as part of the March 2017 and July 2016 plans, which accordingly met the criteria to be classified as assets held for sale and were reclassified to Other current assets on the Consolidated Balance Sheets at that time. During fiscal year 2018, the Company sold certain of these properties, which were previously classified as assets held for sale and recognized a gain of approximately $25 million, which was included in Restructuring and other, net in the Consolidated Statements of Operations. Please refer to Note 9. Fair Value for additional information.

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities, (2) a fixed charge coverage ratio. and (3) a net leverage ratio. On April 27, 2016, the Revolving Credit

Seagate Technology public limited company | 2018 Form 10-K | 75

Agreement was amended in order to increase the allowable net leverage ratio to allow for higher net leverage levels. The Company was in compliance with the modified covenants as of June 29, 2018 and expects to be in compliance for the next 12 months.

As of June 29, 2018, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes, which mature on November 15, 2018, in a private placement. The interest on the Notes is payable semi-annually on May 15 and November 15 of each year. The Notes are redeemable at the option of Seagate HDD Cayman in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” premium redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining schedule payments of principal and interest on the Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. During fiscal years 2018 and 2017, the Company repurchased $211 million and $90 million, respectively, aggregate principal amount of the 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $4 million and $3 million, respectively, which is included in Other, net in the Company’s Consolidated Statements of Operations. The remainder of the 2018 Notes are classified as Current portion of long-term debt on the Company’s Consolidated Balance Sheet at June 29, 2018.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). On May 18, 2011, the Company’s subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an “applicable premium” and accrued and unpaid interest, if any, to the redemption date. The “applicable premium” will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company’s stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2016, the Company repurchased $1 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. For fiscal year 2016, the loss recorded on the repurchase was immaterial, which were included in Other, net in the Company’s Consolidated Statement of Operations. During fiscal year 2017, the 2021 Notes were fully extinguished through redemption for cash at a premium to their principal amount of $158 million, plus accrued and unpaid interest. For fiscal year 2017, the Company recorded a loss on the redemption of approximately $5 million, which was included in Other, net in the Company’s Consolidated Statement of Operations.

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

Seagate Technology public limited company | 2018 Form 10-K | 76

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

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). On May 22, 2013, Seagate HDD Cayman, issued $1 billion in aggregate principal amount of 4.75% Senior Notes, which mature on June 1, 2023, in a private placement. The obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The 2023 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2023 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The gain recorded on the repurchase was immaterial, which was included in Other, net in the Company’s Consolidated Statement of Operations. During fiscal year 2017, the Company repurchased $39 million aggregate principal amount of its 2023 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Consolidated Statement of Operations.

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

$1 billion Aggregate principal amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). On May 28, 2014, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which mature on January 1, 2025. The interest on the Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days’ notice, Seagate HDD may redeem some or all of the Notes at a ‘‘make-whole’’ redemption price. The ‘‘make-whole’’ redemption price will be equal to the greater of (1) 100% of the principal amount of the Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. During fiscal year 2016, the Company repurchased $5 million aggregate principal amount of its 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The gain recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Consolidated Statement of Operations. During fiscal year 2017, the Company repurchased $20 million aggregate principal amount of the 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $1 million, which is included in Other, net in the Company’s Consolidated Statements of Operations.

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the “2027 Notes”). On May 14, 2015, Seagate HDD Cayman issued, in a private placement, $700 million in aggregate principal amount of 4.875% Senior Notes, which mature on June 1, 2027. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year,

Seagate Technology public limited company | 2018 Form 10-K | 77

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

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the “2034 Notes”). On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which mature on December 1, 2034. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the Notes at a “make-whole” redemption price. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2034 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $3 million, which was included in Other, net in the Company’s Consolidated Statement of Operations.

At June 29, 2018, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2019	$499
2020	—
2021	—
2022	750
2023	951
Thereafter	2,662

Total	$4,862

Seagate Technology public limited company | 2018 Form 10-K | 78

7.	Income Taxes

Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
U.S.	$(29)	$(22)	$—
Non-U.S.	1,447	837	274

	$1,418	$815	$274

The provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
Current income tax expense:
U.S. Federal	$—	$—	$1
U.S. State	5	1	2
Non-U.S.	38	39	25

Total Current	43	40	28

Deferred income tax expense (benefit):
U.S. Federal	201	(5)	—
U.S. State	—	—	—
Non-U.S.	(8)	8	(2)

Total Deferred	193	3	(2)

Provision for income taxes	$236	$43	$26

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act significantly revises U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries.

Pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), the Company recorded an adjusted tax expense of approximately $204 million during fiscal year 2018, to re-measure its net U.S. deferred tax assets at the newly enacted 21% income tax rate. This tax expense increased the Company’s effective tax rate by approximately 14%. The Company also does not expect the one-time transition tax to have a material impact on the Company’s consolidated financial statements due to an overall accumulated earnings deficit in its non-U.S. subsidiaries for which the transition tax applies. The Company has considered SAB 118 and believes the accounting under ASC 740 for the change to the U.S. statutory tax rate to its deferred tax balances and the one-time transition tax under the Tax Act is complete and appropriately reflected in the financial statements during fiscal year 2018.

For all other provisions relating to the Tax Act, the Company continues to evaluate the impact of the Tax Act’s various highly complex domestic and international provisions. The other U.S. tax changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), are not expected to impact the Company’s tax expense in the short-term due to the Company’s large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are generally effective in tax years beginning after December 31, 2017. These provisions are not expected to have a material impact on the Company’s

Seagate Technology public limited company | 2018 Form 10-K | 79

consolidated financial statements. However, these preliminary assessments and analyses are provisional and are subject to change as additional interpretive guidance is issued. The Company will complete its analysis within fiscal year 2019 which is consistent with the guidance provided in SAB 118.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded an adjustment for its U.S. deferred income taxes as of June 29, 2018 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act. The significant components of the Company’s deferred tax assets and liabilities were as follows:

(Dollars in millions)	Fiscal Years Ended
	June 29, 2018	June 30, 2017
Deferred tax assets
Accrued warranty	$55	$85
Inventory carrying value adjustments	30	43
Receivable allowance	13	19
Accrued compensation and benefits	64	99
Depreciation	96	109
Restructuring accruals	5	(1)
Other accruals and deferred items	34	51
Net operating losses and tax credit carry-forwards	1,361	1,224
Other assets	10	11

Total deferred tax assets	1,668	1,640
Valuation allowance	(1,221)	(966)

Net deferred tax assets	447	674

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(7)	(7)
Acquisition-related items	(30)	(65)

Total deferred tax liabilities	(37)	(72)

Deferred taxes on intra-entity transactions	—	2

Total net deferred tax assets	$410	$604

As Reported on the Balance Sheet
Deferred income taxes	$417	$609
Other non-current liabilities	(7)	(5)

Total net deferred income taxes	$410	$604

During fiscal year 2018, the Company adopted two accounting pronouncements with tax implications—ASU 2016-09 (related to employee share-based payment accounting) and ASU 2016-16 (related to intra-entity transfers of assets). There was no material impact to the Company’s financial statements as a result of the adoptions. The adoption of ASU 2016-09 resulted in an increase in gross deferred tax assets relating to net operating losses of approximately $0.6 billion offset by an equivalent increase in valuation allowance. For additional detail about both ASU’s, please refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

Seagate Technology public limited company | 2018 Form 10-K | 80

The deferred tax asset valuation allowance increased by $255 million in fiscal year 2018, mainly due to the adoption of ASC 2016-09 offset by the U.S. corporate tax rate reduction as a result of the Tax Act, and decreased by $18 million in fiscal year 2017.

At June 29, 2018, the Company recorded $410 million of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

At June 29, 2018, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $3.2 billion, $1.8 billion and $54 million, respectively, which will expire at various dates beginning in fiscal year 2019, if not utilized. Net operating loss carryforwards of approximately $42 million are scheduled to expire in fiscal year 2019. At June 29, 2018, the Company had U.S. federal and state tax credit carryforwards of $485 million and $114 million, respectively, which will expire at various dates beginning in fiscal year 2019, if not utilized.

As of June 29, 2018, approximately $501 million and $99 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.

For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
Provision at statutory rate	$355	$204	$69
Net U.S. federal and state income taxes	5	1	3
Permanent differences	(2)	19	10
Effect of U.S. corporate tax rate change	524	—	—
Valuation allowance	(322)	(11)	(1)
Non-U.S. losses with no tax benefits	—	17	1
Non-U.S. earnings taxed at other than statutory rate	(322)	(186)	(37)
Reversal of previously recorded taxes	(6)	(4)	(19)
Other individually immaterial items	4	3	—

Provision for income taxes	$236	$43	$26

A substantial portion of the Company’s operations in Malaysia, Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through 2027. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company’s net income by approximately $269 million in fiscal year 2018 ($0.92 per share, diluted), to increase the Company’s net income by approximately $163 million in fiscal year 2017 ($0.54 per share, diluted), and to increase the Company’s net income by approximately $67 million in fiscal year 2016 ($0.22 per share, diluted).

The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of June 29, 2018, was approximately $1.8 billion. If such amounts were remitted to Ireland as a dividend, it is likely that tax at 25%, or approximately $450 million would result.

Seagate Technology public limited company | 2018 Form 10-K | 81

As of June 29, 2018 and June 30, 2017, the Company had approximately $60 million and $74 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate are $60 million and $74 million as of June 29, 2018 and June 30, 2017, respectively, subject to certain future valuation allowance offsets.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
Balance of unrecognized tax benefits at the beginning of the year	$74	$76	$89
Gross increase for tax positions of prior years	2	2	12
Gross decrease for tax positions of prior years	(3)	(7)	(8)
Gross increase for tax positions of current year	7	16	11
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statutes of limitation	(20)	(13)	(27)
Non-U.S. exchange gain	—	—	(1)

Balance of unrecognized tax benefits at the end of the year	$60	$74	$76

It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2018, the Company recognized net income tax benefit for interest and penalties of $2 million, as compared to net income tax benefit of $1 million during fiscal year 2017, and income tax benefit of $8 million during fiscal year 2016. As of June 29, 2018, the Company had $2 million of accrued interest and penalties related to unrecognized tax benefits compared to $4 million in fiscal year 2017.

During the 12 months beginning June 30, 2018, the Company expects that its unrecognized tax benefits could be reduced by approximately $18 million as a result of the expiration of certain statutes of limitation.

The Company is required to file U.S. federal, U.S. state and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. federal income tax returns for years prior to fiscal year 2015. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examination for years ending prior to fiscal year 2007.

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was less than $1 million as of June 29, 2018. The Company had no outstanding cash flow hedges as of June 30, 2017.

The Company de-designates its cash flow hedges when the forecasted hedged transactions affects earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2018, 2017 and 2016.

Seagate Technology public limited company | 2018 Form 10-K | 82

Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on the investment in debt security denominated in currency other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on the Consolidated Statement of Operations along with foreign currency gains and losses on investment in debt security.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of June 29, 2018. All these foreign currency forward contracts mature within 12 months.

	As of June 29, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Japanese Yen (a)	$66	$1,310

(a)	Pertains to our investment in Pangea.

The Company did not have outstanding foreign currency forward exchange contracts as of June 30, 2017

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan – the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of June 29, 2018, the notional investments underlying the TRS amounted to $114 million. The contract term of the TRS is through January 2019 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of June 29, 2018:

	As of June 29, 2018
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	10	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$10		$—

As of June 30, 2017, the Company did not have outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Consolidated Balance Sheets is immaterial.

The amount of gain or loss recognized in the Consolidated Statement of Comprehensive Income on derivatives designated as cash flow hedges was less than $1 million as of June 29, 2018. The following table shows the effect of the Company’s derivative instruments on the Consolidated Statement of Operations for the fiscal year ended June 29, 2018:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$10
Total return swap	Operating expenses	$6

Seagate Technology public limited company | 2018 Form 10-K | 83

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

Seagate Technology public limited company | 2018 Form 10-K | 84

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 29, 2018:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$620	$—	$—	$620
Time deposits and certificates of deposit	—	392	—	392

Total cash equivalents	620	392	—	1,012

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	3	—	3
Derivative assets	—	10	—	10

Total assets	$621	$405	$—	$1,026

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$620	$392	$—	$1,012
Other current assets	1	13	—	14

Total assets	$621	$405	$—	$1,026

Seagate Technology public limited company | 2018 Form 10-K | 85

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 29, 2018, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

Seagate Technology public limited company | 2018 Form 10-K | 86

As of June 29, 2018 and June 30, 2017, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at June 29, 2018 and June 30, 2017 totaled $118 million and $125 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

During the fiscal years 2018, 2017 and 2016, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $11 million, $25 million and $13 million, respectively, in order to write down the carrying amount of the investments to its estimated fair value. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Consolidated Statements of Operations.

As of June 30, 2017, the Company had $77 million of held for sale land and buildings (collectively, the “Properties”) primarily in Asia included in Other current assets on the Consolidated Balance Sheet. The respective Properties to be sold met the criteria to be classified as held for sale in fiscal year 2017. Depreciation related to the Properties ceased as of the date these were determined to be held for sale. During fiscal year 2017, the Company recorded impairment charges of $35 million in order to write down the carrying amount of such properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Consolidated Statements of Operations. During fiscal year 2018, the Company completed the sale of certain of these properties and recorded a gain of approximately $25 million, which was included in Restructuring and other, net in the Consolidated Statements of Operations. As of June 29, 2018, the Company had one Property held at $26 million, that continues to be held-for-sale and included in Other current assets on the Consolidated Balance Sheet. No impairment charge was recorded in fiscal year 2018. The fair value of the Property was measured using inputs such as comparable market data for similar land sale transactions adjusted for differences in comparable properties to derive the estimated fair value of the subject property and the cost approach valuation techniques for building as part of the analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation analysis.

Other Fair Value Disclosures

The Company’s investment in debt security, classified as held-to-maturity, represents shares of non-convertible preferred stock of K.K. Pangea for the acquisition of Toshiba Memory Corporation by a consortium of investors led by Bain Capital Private Equity. This debt security has a maturity date of six years and is classified as Investment in debt security on the Company’s Consolidated Balance Sheet. The debt security is recorded at amortized cost and its fair value approximates the carrying value at June 29, 2018. The fair value was determined utilizing Level 2 inputs such as discount rates and yield terms of similar types of securities issued by comparable companies.

Seagate Technology public limited company | 2018 Form 10-K | 87

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

	June 29, 2018		June 30, 2017
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$499	$501	$710	$726
4.250% Senior Notes due March 2022	749	743	748	765
4.75% Senior Notes due June 2023	951	942	951	987
4.875% Senior Notes due March 2024	497	489	497	511
4.75% Senior Notes due January 2025	975	936	975	984
4.875% Senior Notes due June 2027	695	650	695	698
5.75% Senior Notes due December 2034	489	441	489	488

	$4,855	$4,702	$5,065	$5,159
Less: debt issuance costs	(36)	—	(44)	—

Long-term debt, net of debt issuance costs	$4,819	$4,702	$5,021	$5,159
Less: current portion of long-term debt, net of debt issuance costs	(499)	(501)	—	—

Long-term debt, less current portion	$4,320	$4,201	$5,021	$5,159

10.	Shareholders’ Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 287,170,363 shares were outstanding as of June 29, 2018, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 29, 2018.

Ordinary shares – Holders of ordinary shares are entitled to receive dividends when and as declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.

Preferred shares – The Company may issue preferred shares in one or more series, up to the authorized amount, without shareholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

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

Seagate Technology public limited company | 2018 Form 10-K | 88

As of June 29, 2018, $0.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2018, 2017 and 2016:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 3, 2015	304	$8,485
Repurchased in fiscal year 2016	24	1,146

Cumulative repurchased through July 1, 2016	328	9,631
Repurchased in fiscal year 2017 (a)	13	487

Cumulative repurchased through June 30, 2017	341	10,118
Repurchased in fiscal year 2018 (a)	11	384

Cumulative repurchased through June 29, 2018	352	$10,502

(a)

For fiscal years 2018 and 2017, includes net share settlements of $23 million and $27 million, for 1 million and 1 million shares in connection with tax withholding related to vesting of restricted stock units, respectively.

11.	Share-based Compensation

Share-Based Compensation Plans

The Company’s share-based compensation plans have been established to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors and consultants through grants of share-based awards. The provisions of the Company’s share-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

Seagate Technology plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27.0 million ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the “SCP”) as of the effective date of the EIP (which was equal to 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the “Share Reserve”). On October 22, 2014, the shareholders authorized the issuance from the EIP of an additional 25 million ordinary shares, par value $0.0001 per share. Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as two and five-tenths shares for every one share granted. On October 19, 2016, the shareholders authorized the issuance from the EIP of an additional 7.5 million ordinary shares, par value $0.0001 per share. As of June 29, 2018, there were approximately 25.7 million ordinary shares available for issuance under the EIP.

Dot Hill Systems 2009 Equity Incentive Plan (the “DHEIP”). Seagate Technology plc acquired the Dot Hill Systems 2009 Equity Incentive Plan effective October 6, 2015. The Company assumed the remaining authorized but unused share reserve of approximately 2 million shares, based on the conversion ratio, from the DHEIP on the acquisition date. Any shares that are subject to options or share appreciation rights granted under the DHEIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as one and five-tenths shares for every one share granted. As of June 29, 2018, there were approximately 1 million ordinary shares available for issuance under the DHEIP.

Seagate Technology public limited company | 2018 Form 10-K | 89

Seagate Technology plc Employee Stock Purchase Plan (the “ESPP”). There are 60.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of June 29, 2018, there were approximately 12.8 million ordinary shares available for issuance under the ESPP.

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

The Company granted awards of performance-based share units (“PSU”) to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company’s Board of Directors, including market-based performance goals. A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2018, 2017 and 2016, the Company granted 0.4 million, 0.6 million and 0.4 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

The Company also granted 0.2 million, 0.2 million and 0.2 million PSUs during fiscal years 2018, 2017 and 2016, respectively, to its senior executive officers which are subject to a performance goal related to the Company’s adjusted earnings per share (the “AEPS” awards). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

Determining Fair Value of Seagate Technology Stock Plans

Valuation and amortization method – The Company estimates the fair value of stock options, RSU and performance awards subject to an AEPS condition granted using the Black-Scholes-Merton valuation model and a single share award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

Expected Term – Expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Volatility – The Company uses a combination of the implied volatility of its traded options and historical volatility of its share price.

Expected Dividend – The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price.

Seagate Technology public limited company | 2018 Form 10-K | 90

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

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

Seagate Technology public limited company | 2018 Form 10-K | 91

The fair value of the Company’s shares related to options and RSU granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2018, 2017 and 2016 were estimated using the following assumptions:

	Fiscal Years
	2018	2017	2016
Options
Expected term (in years)	4.2	4.2	2.1 - 4.2
Volatility	38 - 42%	38 - 42%	33 - 48%
Weighted-average volatility	40%	39%	36%
Expected dividend rate	3.8 - 7.4%	4.9 - 6.4%	4.6 - 11.0%
Weighted-average expected dividend rate	6.8%	6.3%	5.6%
Risk-free interest rate	1.5 - 2.7%	1.1 - 1.8%	0.6 - 1.5%
Weighted-average fair value	$6.56	$6.83	$12.28
RSU
Expected term (in years)	4.2	4.2	4.2
Expected dividend rate	3.5 - 7.4%	4.6 - 7.7%	4.6 - 11.0%
Weighted-average expected dividend rate	7.11%	6.4%	5.16%
Weighted-average fair value	$26.7	$30.85	$41.47
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	37 - 38%	36 - 49%	28 - 46%
Weighted-average volatility	37%	43%	39%
Expected dividend rate	4.6 - 7.6%	5.6 - 7.8%	4.6 - 8.3%
Weighted-average expected dividend rate	6.5%	6.8%	6.9%
Risk-free interest rate	1.1 - 1.6%	0.4 - 0.6%	0.2 - 0.5%
Weighted-average fair value	$10.10	$9.78	$9.08
PSUs subject to market condition
Expected term (in years)	3.0	3.0	3.0
Volatility	45%	41 - 42%	30%
Weighted-average volatility	45%	41%	30%
Expected dividend rate	8.1%	6.3-7.0%	4.3%
Weighted-average expected dividend rate	8.1%	7.0%	4.3%
Risk-free interest rate	1.4%	0.9 - 1.3%	1.1%
Weighted-average fair value	$25.9	$32.41	$47.34
PSUs subject to an AEPS condition
Expected term (in years)	4.2	4.2	4.2
Expected dividend rate	5.8 - 7.2%	5.9 - 6.4%	4.6 - 7.3%
Weighted-average expected dividend rate	7.0%	6.2%	5.9%
Weighted-average fair value	$27.10	$31.61	$42.09

Share-based Compensation Expense

The Company recorded $112 million, $137 million and $120 million of share-based compensation during fiscal years 2018, 2017 and 2016, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

Seagate Technology public limited company | 2018 Form 10-K | 92

Stock Option Activity

The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at June 30, 2017	5.7	$39.24	5.0	$22
Granted	1.4	$33.67
Exercised	(1.8)	$32.66
Forfeitures	(1.0)	$38.61
Expirations	(0.3)	$54.18

Outstanding at June 29, 2018	4.0	$39.00	5.0	$72

Vested and expected to vest at June 29, 2018	3.9	$39.10	5.0	$70

Exercisable at June 29, 2018	1.4	$44.26	4.0	$19

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at June 29, 2018. During fiscal years 2018, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $34 million, $29 million and $44 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2018, 2017 and 2016 were approximately $12 million, $15 million and $18 million, respectively.

At June 29, 2018, the total compensation cost related to options granted to employees but not yet recognized was approximately $16 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Nonvested Awards Activity

The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares (In millions)	Weighted-Average Grant- Date Fair Value
Nonvested at June 30, 2017	5.2	$35.75
Granted	2.7	$26.69
Forfeitures	(0.7)	$34.69
Vested	(2.0)	$36.71

Nonvested at June 29, 2018	5.2	$30.74

At June 29, 2018, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $105 million, net of estimated forfeitures of approximately $9 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal years 2018, 2017 and 2016 were approximately $76 million, $73 million and $102 million, respectively.

Seagate Technology public limited company | 2018 Form 10-K | 93

Performance Awards

The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Performance units at June 30, 2017	1.5	$41.88
Granted	0.5	$26.28
Forfeitures	(0.5)	$40.84
Vested	(0.3)	$48.02

Performance units at June 29, 2018	1.2	$33.34

At June 29, 2018, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $23 million, net of estimated forfeitures of approximately $3 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.50 years.

ESPP

During fiscal years 2018, 2017 and 2016, the aggregate intrinsic value of shares purchased under the Company’s ESPP was approximately $31 million, $24 million and $12 million, respectively. At June 29, 2018, the total compensation cost related to options to purchase the Company’s ordinary shares under the ESPP but not yet recognized was approximately $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2018, the Company issued 2.0 million ordinary shares with a weighted-average exercise price of $28.19 per share.

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the “40l(k) plan”), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $6,000 per participating employee. During fiscal years 2018, 2017 and 2016, the Company made matching contributions of $16 million, $18 million and $19 million, respectively.

Deferred Compensation Plan

On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. During fiscal year 2014, the Company entered into a TRS in order to manage the equity market risks associated with the SDCP liabilities. See Note 8. Derivative Financial Instruments contained in this report for additional information about the TRS.

Seagate Technology public limited company | 2018 Form 10-K | 94

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

	Fiscal Years Ended
(In millions, except per share data)	June 29, 2018	June 30, 2017	July 1, 2016
Numerator:
Net income	$1,182	$772	$248

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	288	296	299
Weighted-average effect of dilutive securities:
Employee equity award plans	4	3	3

Total shares for purposes of calculating diluted net income per share	292	299	302

Net income per share
Basic	$4.10	$2.61	$0.83
Diluted	$4.05	$2.58	$0.82

The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	June 29, 2018	June 30, 2017	July 1, 2016
Employee equity award plans	1	1	3

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

In fiscal year 2018, no customer accounted for more than 10% of consolidated revenue. In fiscal years 2017 and 2016, Dell Inc. accounted for approximately 10% and 12% of consolidated revenue, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

Seagate Technology public limited company | 2018 Form 10-K | 95

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	July 1, 2016
Revenue from external customers (a):
Singapore	$5,445	$5,070	$5,354
United States	3,719	3,535	3,376
The Netherlands	1,598	1,501	1,813
Other	422	665	617

Consolidated	$11,184	$10,771	$11,160

Long-lived assets(b):
United States	$565	$643	$743
Singapore	600	570	580
Thailand	426	414	349
Malaysia	82	100	195
China	45	58	110
Other	130	148	244

Consolidated	$1,848	$1,933	$2,221

(a)	Revenue is attributed to countries based on the bill from location.

(b)	Long-lived assets exclude intangible assets, goodwill, investment in debt security and deferred income taxes. Prior year amounts have been adjusted to conform to the current year presentation.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.-On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent No. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims. On January 16, 2002, Convolve filed an amended complaint, alleging defendants were infringing U.S. Patent No. 6,314,473 (the “‘473 patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

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

Seagate Technology public limited company | 2018 Form 10-K | 96

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

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995 (the “‘995 patent”), “Cryptographic Device,” and U.S. Patent No. 7,900,057 (the “‘057 patent”), “Cryptographic Serial ATA Apparatus and Method.” The Company believes the claims are without merit and intends to vigorously defend this case. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 patent are held unpatentable. Enova appealed PTAB’s decisions on the ‘995 patent and the ‘057 patent to the U.S. Court of Appeals for the Federal Circuit. On March 20, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘995 patent. On September 6, 2017, the court of appeals issued its judgment affirming PTAB’s decision on the ‘057 patent. On November 27, 2017, Enova filed a petition for writ of certiorari with the U.S. Supreme Court challenging the court of appeals’ decision on the ‘057 Patent. The Supreme Court denied the petition on April 30, 2018. On May 9, 2018, the district court entered a final judgment of dismissal with prejudice and on the merits on all claims asserted by Enova in its complaint, with each party to bear its own costs and attorneys’ fees. In light of the district court’s final judgment of dismissal, the Company does not expect to incur a loss in this matter.

Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al.-On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. No trial date has been set. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.

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

Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites

Seagate Technology public limited company | 2018 Form 10-K | 97

upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. The Company has been identified as a responsible or potentially responsible party at several sites. At each of these sites, the Company has an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. The Company has fulfilled its responsibilities at some of these sites and remains involved in only a few at this time.

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

Leases. The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2082 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. In addition, certain leases provide for renewal of the lease at the Company’s option at expiration of the lease. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs, which are expensed as incurred.

Seagate Technology public limited company | 2018 Form 10-K | 98

Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at June 29, 2018 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases (Dollars in millions)
2019	$13
2020	9
2021	6
2022	6
2023	5
Thereafter	70

$109

Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $22 million, $29 million and $43 million for fiscal years 2018, 2017 and 2016, respectively. Total sublease rental income for fiscal years 2018, 2017 and 2016 was $3 million, $2 million and $3 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 29, 2018, total future lease income to be recognized for the Company’s existing subleases is approximately $17 million.

Capital Expenditures. The Company’s non-cancelable commitments for construction of manufacturing and product development facilities and purchases of equipment approximated $256 million at June 29, 2018.

16.	Guarantees

Indemnifications of Officers and Directors

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

On July 3, 2010, pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology plc (the “Company”) and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any indemnification rights of a Deed Indemnitee under the Company’s Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into Deeds of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into Deeds of Indemnity with additional Deed Indemnitees from time to time.

Seagate Technology public limited company | 2018 Form 10-K | 99

The nature of these indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Company’s consolidated financial statements with respect to these indemnification obligations.

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Company’s consolidated financial statements with respect to these indemnification obligations.

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the fiscal years ended June 29, 2018, June 30, 2017 and July 1, 2016 were as follows:

	Fiscal Years Ended
(In millions)	June 29, 2018	June 30, 2017	July 1, 2016
Balance, beginning of period	$233	$206	$248
Warranties issued	147	131	125
Repairs and replacements	(106)	(114)	(152)
Changes in liability for pre-existing warranties, including expirations	(37)	10	(17)
Warranty liability assumed from acquisitions	—	—	2

Balance, end of period	$237	$233	$206

17.	Subsequent Events

Planned Leadership Transition

As previously announced on July 30, 2018, David H. Morton, Jr., Executive Vice President and Chief Financial Officer, will leave the Company on August 3, 2018. The Company will be initiating a search for a successor CFO and, following Mr. Morton’s departure, Kathryn R. Scolnick, the Company’s Senior Vice President of Finance, Corporate Communications and Treasury, will serve as Interim Chief Financial Officer and Geraldine Hottier-Fayon, the Company’s Vice President, Finance and Corporate Controller, will serve as Interim Principal Accounting Officer.

Dividend Declared

On July 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on October 3, 2018 to shareholders of record as of the close of business on September 19, 2018.

Seagate Technology public limited company | 2018 Form 10-K | 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) (the Company) as of June 29, 2018 and June 30, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 3, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1980.

San Jose, California

August 3, 2018

Seagate Technology public limited company | 2018 Form 10-K | 101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

Opinion on Internal Control over Financial Reporting

We have audited Seagate Technology public limited company (plc)’s internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology public limited company (plc) (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 29, 2018 and June 30, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2018 and the related notes and our report dated August 3, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California

August 3, 2018

Seagate Technology public limited company | 2018 Form 10-K | 102

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

For quarterly financial data see “Part II, Item 6. Selected Financial Data.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 29, 2018.

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

Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 29, 2018. The effectiveness of our internal control over financial reporting as of June 29, 2018 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2018. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Seagate Technology public limited company | 2018 Form 10-K | 103

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

Seagate Technology public limited company | 2018 Form 10-K | 104

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

(b)	Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

Seagate Technology public limited company | 2018 Form 10-K | 105

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Scheme of Arrangement among Seagate Technology (“Seagate-Cayman”), Seagate Technology plc (“Seagate-Ireland”) and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology’s Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010

3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016	8-K	001-31560	3.10	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.20	8/20/2010

4.1	Specimen Ordinary Share Certificate	10-K	001-31560	4.10	8/20/2010

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.10	9/21/2006

4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.10	9/21/2006

4.4	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.20	3/3/2010

4.5	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/14/2010

4.6	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Bank of America Securities LLC	8-K	001-31560	4.30	5/14/2010

Seagate Technology public limited company | 2018 Form 10-K | 106

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.7	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.10	7/6/2010

4.8	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/18/2011

4.9	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.10	5/18/2011

4.10	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.30	5/18/2011

4.11	Indenture dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	5/22/2013

4.12	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.10	5/22/2013

4.13	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	5/22/2013

4.14	Indenture dated as of November 5, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	11/5/2013

4.15	Form of 3.75% Senior Note due 2018	8-K	001-31560	4.10	11/5/2013

4.16	Registration Rights Agreement dated as of November 5, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	11/5/2013

4.17	Indenture dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.10	5/28/2014

4.18	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.10	5/28/2014

Seagate Technology public limited company | 2018 Form 10-K | 107

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.19	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	5/28/2014

4.20	Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee.	8-K	001-31560	4.10	12/2/2014

4.21	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.10	12/2/2014

4.22	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, the Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.30	12/2/2014

4.23	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	2/3/2017

4.24	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.10	2/3/2017

4.25	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.30	2/3/2017

4.26	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.30	2/3/2017

4.27	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.50	2/3/2017

4.28	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.60	2/3/2017

4.29	Indenture dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.10	5/14/2017

4.30	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.10	5/14/2017

4.31	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.30	5/14/2017

10.1+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.10	8/20/2010

Seagate Technology public limited company | 2018 Form 10-K | 108

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.2+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.30	8/20/2010

10.3+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.60	8/20/2010

10.4+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.70	11/4/2009

10.5+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement(includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010

10.6+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010

10.7+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010

10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011

10.9+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.40	10/27/2017

10.10+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.40	1/26/2017

10.11+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.30	1/26/2017

10.12+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.20	1/26/2017

10.13+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.10	1/26/2017

10.14+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.10	10/18/2017

Seagate Technology public limited company | 2018 Form 10-K | 109

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

10.15+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology PLC by Deed Poll on October 21, 2015	10-Q	001-31560	10.10		1/29/2016

10.16+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended	10-Q	001-13317	10.10		5/10/2012

10.17+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27		5/5/2010

10.18+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26		5/5/2010

10.19+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21		5/3/2011

10.20+	Third Amendment to Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56		1/31/2013

10.21+	Fourth Amendment to the Seagate Deferred Compensation Plan	10-Q	001-31560	10.40		1/30/2015

10.22+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28		5/5/2010

10.23+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.30		1/30/2015

10.24+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.10		10/30/2015

10.25+	Seagate Technology Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.10		11/1/2013

10.26+	Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.10		8/8/2014

10.27+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 30, 2013	10-K	001-31560	10.46		8/7/2013

10.28+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20		2/10/2009

10.29+	Offer letter, dated as of July 30, 2014, by and between Seagate Technology and Philip Brace	8-K	001-31560	10.10		7/22/2015

10.30+	Memo Agreement with Albert A. “Rocky” Pimentel dated January 27, 2016	10-Q	001-31560	10.20		1/29/2016

10.31+	James J. Murphy Employee Relocation Assistance Lump Sum Repayment Agreement	10-Q	001-31560	10.10		10/27/2017

10.32(a)	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-315601	10.4	(b)	5/6/2009

Seagate Technology public limited company | 2018 Form 10-K | 110

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.32(b)	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agents	8-K	001-31560	10.10	7/29/2010

10.33	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010

10.34	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.47	7/6/2010

10.35	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, the Bank of Nova Scotia, as administrative agent, Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011

10.36	First Amendment, dated August 31, 2011, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	5/1/2018

10.37	Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	5/24/2013

10.38	Third Amendment, dated January 15, 2015, to the Credit Agreement, dated as of January 18, 2011	8-K	001-31560	10.10	1/16/2015

10.39	Fourth Amendment, dated April 28, 2016, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.10	4/29/2016

10.40	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/2/2011

Seagate Technology public limited company | 2018 Form 10-K | 111

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.41	Supplement no. 1 dated February 7, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/8/2012

10.42	Supplement no. 2 dated February 22, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/8/2012

10.43	Supplement no. 3 dated March 19, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/8/2012

10.44	First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.20	5/2/2013

10.45	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011

10.46	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011

10.47	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011

Seagate Technology public limited company | 2018 Form 10-K | 112

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.48	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/8/2012

10.49	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/8/2012

10.50	Supplement No. 3, dated March 19 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/8/2012

10.51	September 28, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.30	10/27/2017

10.52+	Offer letter, dated July 25, 2017, by and between Seagate Technology and Steven J. Luczo					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Seagate Technology public limited company | 2018 Form 10-K | 113

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

+	Management contract or compensatory plan or arrangement.

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

Seagate Technology public limited company | 2018 Form 10-K | 114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

/s/ WILLIAM D. MOSLEY
Date: August 3, 2018	(William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Mosley, David H. Morton, Jr., and Katherine E. Schuelke, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2018 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (STEPHEN J. LUCZO)	Executive Chairman and Chairman of the Board	August 3, 2018

/s/ WILLIAM D. MOSLEY (WILLIAM D. MOSLEY)	Chief Executive Officer and Director (Principle Executive Officer)	August 3, 2018

/s/ DAVID H. MORTON, JR. (DAVID H. MORTON, JR.)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 3, 2018

/s/ MARK W. ADAMS (MARK W. ADAMS)	Director	August 3, 2018

/s/ JUDY BRUNER (JUDY BRUNER)	Director	August 3, 2018

/s/ MICHAEL R. CANNON (MICHAEL R. CANNON)	Director	August 3, 2018

/s/ MEI-WEI CHENG (MEI-WEI CHENG)	Director	August 3, 2018

/s/ WILLIAM T. COLEMAN III (WILLIAM T. COLEMAN III)	Director	August 3, 2018

Seagate Technology public limited company | 2018 Form 10-K | 115

Signature	Title	Date

/s/ JAY L. GELDMACHER (JAY L. GELDMACHER)	Director	August 3, 2018

/s/ DYLAN HAGGART (DYLAN HAGGART)	Director	August 3, 2018

/s/ CHONG SUP PARK (DR. CHONG SUP PARK)	Director	August 3, 2018

/s/ STEPHANIE TILENIUS (STEPHANIE TILENIUS)	Director	August 3, 2018

/s/ EDWARD J. ZANDER (EDWARD J. ZANDER)	Director	August 3, 2018

Seagate Technology public limited company | 2018 Form 10-K | 116