Form 10-Q
period 2018-09-28
Seagate Technology plc
filed 2018-11-02
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

    Yes  ☐    No  ☒

As of October 29, 2018, 286,201,437 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 28, 2018	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,942	$1,853
Accounts receivable, net	1,202	1,184
Inventories	1,116	1,053
Other current assets	263	220

Total current assets	4,523	4,310
Property, equipment and leasehold improvements, net	1,789	1,792
Investment in debt security	1,259	1,275
Goodwill	1,237	1,237
Other intangible assets, net	169	188
Deferred income taxes	416	417
Other assets, net	185	191

Total Assets	$9,578	$9,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,776	$1,728
Accrued employee compensation	174	253
Accrued warranty	110	112
Current portion of long-term debt	499	499
Accrued expenses	616	598

Total current liabilities	3,175	3,190
Long-term accrued warranty	122	125
Long-term accrued income taxes	11	10
Other non-current liabilities	102	100
Long-term debt, less current portion	4,322	4,320

Total Liabilities	7,732	7,745
Commitments and contingencies (See Notes 12 and 14)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,427	6,377
Accumulated other comprehensive loss	(12)	(16)
Accumulated deficit	(4,569)	(4,696)

Total Equity	1,846	1,665

Total Liabilities and Equity	$9,578	$9,410

The information as of June 29, 2018 was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2018.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 28, 2018	September 29, 2017
Revenue	$2,991	$2,632

Cost of revenue	2,078	1,896
Product development	266	263
Marketing and administrative	115	145
Amortization of intangibles	6	22
Restructuring and other, net	23	51

Total operating expenses	2,488	2,377

Income from operations	503	255

Interest income	24	7
Interest expense	(58)	(61)
Other, net	(1)	(13)

Other expense, net	(35)	(67)

Income before income taxes	468	188
Provision for income taxes	18	7

Net income	$450	$181

Net income per share:
Basic	$1.57	$0.62
Diluted	1.54	0.62
Number of shares used in per share calculations:
Basic	287	290
Diluted	292	292
Cash dividends declared per ordinary share	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	September 28, 2018	September 29, 2017
Net income	$450	$181
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	3	—
Less: reclassification for amounts included in net income	(1)	—

Net change	2	—

Marketable securities
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—
Less: reclassification for amounts included in net income	—	—

Net change	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—
Less: reclassification for amounts included in net income	—	—

Net change	—	—

Foreign currency translation adjustments	2	4

Total other comprehensive income (loss), net of tax	4	4

Comprehensive income	$454	$185

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 28, 2018	September 29, 2017
OPERATING ACTIVITIES
Net income	$450	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	161
Share-based compensation	18	32
Deferred income taxes	2	(3)
Other non-cash operating activities, net	(18)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(9)	(10)
Inventories	(66)	(32)
Accounts payable	119	(30)
Accrued employee compensation	(79)	(87)
Accrued expenses, income taxes and warranty	45	16
Other assets and liabilities	(9)	8

Net cash provided by operating activities	587	237

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(177)	(124)
Proceeds from sale of properties previously classified as held for sale	6	—
Purchases of strategic investments	(5)	—
Other investing activities, net	—	(8)

Net cash used in investing activities	(176)	(132)

FINANCING ACTIVITIES
Dividends to shareholders	(181)	(184)
Repurchases of ordinary shares	(150)	(166)
Taxes paid related to net share settlement of equity awards	(27)	(20)
Proceeds from issuance of ordinary shares under employee stock plans	32	29
Redemption and repurchase of debt	—	(22)

Net cash used in financing activities	(326)	(363)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	3	4

Increase (decrease) in cash, cash equivalents and restricted cash	88	(254)
Cash, cash equivalents and restricted cash at the beginning of the period	1,857	2,543

Cash, cash equivalents and restricted cash at the end of the period	$1,945	$2,289

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 28, 2018

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard (See Note 1)					34	34
Net income					450	450
Other comprehensive income				4		4
Issuance of ordinary shares under employee stock plans	3		32			32
Repurchases of ordinary shares	(3)				(150)	(150)
Tax withholding related to vesting of restricted stock units	(1)				(27)	(27)
Dividends to shareholders					(180)	(180)
Share-based compensation			18			18

Balance at September 28, 2018	286	$—	$6,427	$(12)	$(4,569)	$1,846

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company”) is a leading provider of data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”) and storage subsystems.

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

The Company’s HDD products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute applications, where its products are designed primarily for desktop and mobile computing; and edge non-compute applications, where its products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, digital video recorders (“DVRs”), network-attached storage (“NAS”), and gaming consoles. The Company’s SSD products mainly include serial attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) SSDs.

The Company’s enterprise data solutions (formerly referred to as the “cloud systems and solutions”) portfolio includes modular original equipment manufacturers (“OEM”) storage systems and scale-out storage servers.

Basis of Presentation and Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.

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

The Company’s consolidated financial statements for the fiscal year ended June 29, 2018, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 3, 2018. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 29, 2018, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 28, 2018 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending June 28, 2019. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three months ended September 28, 2018 and the three months ended September 29, 2017 consisted of 13 weeks. Fiscal year 2019, which ends on June 28, 2019, and fiscal year 2018, which ended on June 29, 2018, are both comprised of 52 weeks. The fiscal quarters ended September 28, 2018, June 29, 2018, and September 29, 2017, are also referred to herein as the “September 2018 quarter ”, the “June 2018 quarter” and the “September 2017 quarter”, respectively.

Summary of Significant Accounting Policies

Except for the change in the Company’s revenue recognition policy described below, there have been no material changes to the Company’s significant accounting policies disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2018, as filed with the SEC on August 3, 2018.

Revenue Recognition

Effective June 30, 2018, the Company adopted a new revenue recognition policy in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective transition approach as discussed in the section titled Recently Adopted Accounting Pronouncements in this Note 1. Prior to fiscal year 2019, the revenue recognition policy was based on ASC 605, Revenue Recognition. Under ASC 606, the Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue from sales of products is generally recognized upon transfer of control to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products, net of sales taxes. This typically occurs upon shipment from the Company. When applicable, the Company includes shipping charges billed to customers in Revenue and includes the related shipping costs in Cost of revenue on the Company’s Condensed Consolidated Statements of Operations.

The Company records estimated variable consideration at the time of revenue recognition as a reduction to net revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from Seagate or other agreed upon rebate programs. For the distribution and retailing channel, these programs typically involve estimating the most likely amount of rebates related to a customer’s level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Marketing development program costs are accrued and recorded as a reduction to revenue at the same time that the related revenue is recognized.

Practical Expedient and Exemptions

The Company elected a practical expedient to expense sales commissions when the commissions are incurred because the amortization period would have been one year or less. These costs are recorded as Marketing and administrative on the Company’s Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In February 2016 and July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 (ASC Topic 842), Leases ASU 2018-10, Codification Improvements to Topic 842, and Leases, ASU 2018-11, Leases (ASC Topic 842), Target improvements, respectively. These ASUs amend a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company plans to adopt this guidance in the first quarter of fiscal year 2020. The Company is in the process of assessing the impact of these ASUs on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The Company is required to adopt this guidance in the first quarter of fiscal year 2021. Early adoption is permitted in the first quarter of fiscal year 2020. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15 (ASC Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company is required to adopt the guidance in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, and FASB also issued certain interpretive clarifications on this new guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the revenue recognition guidance under ASC 605. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU became effective and was adopted by the Company in the September 2018 quarter retrospectively with a cumulative adjustment to accumulated deficit at the date of adoption (“modified retrospective transition approach”). The Company has completed the adoption and implemented policies, processes and controls to support the new standard’s measurement and disclosure requirements.

The Company applied the ASC 606 using a modified retrospective transition approach to all contracts that were not completed as of June 29, 2018. Results for reporting periods beginning June 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported under the historical accounting standard. As a result of the adoption, the Company identified a change in revenue recognition timing on its product sales made to certain retail customers and started to recognize revenue when the Company transfers control to the applicable customers rather than deferring recognition until those customers sell the products. In addition, the Company established accruals for the variable consideration related to customer incentives on these arrangements. On the date of initial adoption, the Company removed the related deferred income on the product sales made to these customers and recorded estimates of the accrual for variable consideration through a cumulative adjustment to accumulated deficit. The cumulative effect of the change to the Company’s Condensed Consolidated Balance Sheet from the adoption of ASC 606 was as follows:

(Dollars in millions)	As of June 29, 2018	Effect of adoption of ASC 606	As of June 30, 2018
Accounts receivable, net	$1,184	$9	$1,193
Inventory	$1,053	$(9)	$1,044
Accrued expenses	$598	$(34)	$564
Accumulated deficit	$(4,696)	$34	$(4,662)

The impact of applying the new accounting standard on the Company’s condensed consolidated financial statements for the September 2018 quarter was not material.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments—Overall: Technical Correction and Improvements, issued in February 2018. The amendments in these ASUs require entities to measure all equity investments at fair value with changes recognized through net income. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. These ASUs became effective and were adopted by the Company in the September 2018 quarter. For equity investments without readily determinable fair value, the Company elected the measurement alternative for measurement of equity investments, defined as cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer until the equity investments’ fair value becomes readily determinable. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted the guidance in the September 2018 quarter. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09 (ASC Topic 718), Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the guidance in the September 2018 quarter. The adoption of this guidance had no impact on its condensed consolidated financial statements and disclosures.

2.	Balance Sheet Information

Available-for-sale Debt Securities

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of September 28, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$801	$—	$801
Time deposits and certificates of deposit	428	—	428

Total	$1,229	$—	$1,229

Included in Cash and cash equivalents			$1,226
Included in Other current assets			3

Total			$1,229

As of September 28, 2018, the Company’s Other current assets included $3 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of September 28, 2018, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of September 28, 2018.

The fair value and amortized cost of the Company’s debt securities investments classified as available-for-sale as of September 28, 2018, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,229	$1,229
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$1,229	$1,229

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$621	$—	$621
Time deposits and certificates of deposit	395	—	395

Total	$1,016	$—	$1,016

Included in Cash and cash equivalents			$1,012
Included in Other current assets			4

Total			$1,016

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in its Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	September 28, 2018	June 29, 2018	September 29, 2017	June 30, 2017
Cash and cash equivalents	$1,942	$1,853	$2,285	$2,539
Restricted cash included in Other current assets	3	4	4	4

Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,945	$1,857	$2,289	$2,543

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	September 28, 2018	June 29, 2018
Raw materials and components	$325	$329
Work-in-process	375	347
Finished goods	416	377

Total inventories	$1,116	$1,053

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	September 28, 2018	June 29, 2018
Property, equipment and leasehold improvements	$9,586	$9,525
Accumulated depreciation and amortization	(7,797)	(7,733)

Property, equipment and leasehold improvements, net	$1,789	$1,792

Investment in Debt Security

As of September 28, 2018 and June 29, 2018, the Company had approximately $1.3 billion investment in non-convertible preferred stock of Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”). The investment, with a contractual maturity of six years starting from May 31, 2018, is accounted for as a held-to-maturity debt security, carried at cost and adjusted for amortization of transaction costs into interest income. Additionally, the debt security has a contractual payment-in-kind (“PIK”) income which will be paid in cash upon redemption of the investment. PIK income computed at the contractual rate is accrued into Interest income in the Company’s Condensed Consolidated Statement of Operations and added to the carrying value of the Investment in debt security on its Condensed Consolidated Balance Sheets. For the three months ended September 28, 2018, the PIK income earned was $16 million. No impairment was identified as of September 28, 2018 and June 29, 2018. Please refer to Note 8 - Fair Value for more details.

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	September 28, 2018	June 29, 2018
Dividends payable	$180	$181
Other accrued expenses	436	417

Total accrued expenses	$616	$598

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Unrealized Gains (Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)
Other comprehensive income (loss) before reclassifications	3	—	—	2	5
Amounts reclassified from AOCI	(1)	—	—	—	(1)

Other comprehensive income (loss)	2	—	—	2	4

Balance at September 28, 2018	$2	$—	$(4)	$(10)	$(12)

Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	4	4
Amounts reclassified from AOCI	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	4	4

Balance at September 29, 2017	$—	$—	$(5)	$(8)	$(13)

3.	Debt

Short-Term Borrowings

The credit agreement entered into by the Company and its subsidiary Seagate HDD Cayman on January 18, 2011 and subsequently amended (the “Revolving Credit Facility”) provides the Company with a $700 million senior secured revolving credit facility. The term of the Revolving Credit Facility is through January 15, 2020. The loans made under the Revolving Credit Facility will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing, and for the issuance of letters of credit up to a sub-limit of $75 million.

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. The Company was in compliance with the modified covenants as of September 28, 2018 and expects to be in compliance for the next 12 months.

As of September 28, 2018, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2017 quarter, the Company repurchased $22 million aggregate principal amount of the 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial loss on the repurchase during the three months ended September 29, 2017, which is included in Other, net on the Compnay’s Condensed Consolidated Statements of Operations. There were no repurchases during the three months ended September 28, 2018. The remainder of the 2018 Notes were classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets at September 28, 2018 and June 29, 2018.

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

At September 28, 2018, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2019	$499
2020	—
2021	—
2022	750
2023	951
Thereafter	2,662

Total	$4,862

4.	Income Taxes

The Company’s income tax provision of $18 million in the three months ended September 28, 2018 included approximately $1 million of net discrete tax expense.

The Company’s income tax provision recorded for the three months ended September 28, 2018 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the three months ended September 28, 2018, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $2 million to $62 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $62 million at September 28, 2018, subject to certain future valuation allowance reversals. During the twelve months beginning September 29, 2018, the Company expects that its unrecognized tax benefits could be reduced by approximately $19 million, primarily as a result of the expiration of certain statutes of limitation.

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

The U.S. tax law changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), will not impact the Company’s tax expense in the short-term due to the Company’s large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in fiscal year 2019. For fiscal year 2019, the Company has included these effects of the Tax Act in its financial statements and concluded the impact will not be material.

Pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740, Income Taxes (“ASC 740”) associated with the enactment of the Tax Act), the Company believes its accounting under ASC 740 for the provisions of the Tax Act is now complete.

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 28, 2018, are as follows:

(Dollars in millions)	Amount
Balance at June 29, 2018	$1,237
Goodwill acquired	—
Goodwill disposed	—
Foreign currency translation effect	—

Balance at September 28, 2018	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Company’s Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of September 28, 2018, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$256	$(158)	$98	2.3 years
Customer relationships	89	(46)	43	3.8 years
Trade name	17	(14)	3	1.1 years
Other intangible assets	45	(20)	25	3.0 years

Total amortizable other intangible assets	$407	$(238)	$169	2.8 years

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

For the three months ended September 28, 2018 and September 29, 2017, the amortization expense of other intangible assets were $19 million and $36 million, respectively. As of September 28, 2018, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2019	$58
2020	57
2021	29
2022	20
2023	5
Thereafter	—

Total	$169

6.	Restructuring and Exit Costs

For the three months ended September 28, 2018 and September 29, 2017, the Company recorded restructuring charges of approximately $23 million and $51 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.

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

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for the three months ended September 28, 2018:

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 29, 2018	$5	$4	$—	$1	$1	$—	$2	$—	$11	$18	$42
Restructuring charges	—	1	—	—	—	—	—	2	19	2	24
Cash payments	(4)	(2)	—	—	—	—	(1)	(1)	(10)	(2)	(20)
Adjustments	—	(1)	—	—	—	—	—	—	—	—	(1)

Accrual balances at September 28, 2018	$1	$2	$—	$1	$1	$—	$1	$1	$20	$18	$45

Total costs incurred to date as of September 28, 2018	$26	$6	$37	$4	$31	$3	$82	$36	$259	$61	$545

Total expected charges to be incurred as of September 28, 2018	$—	$1	$—	$—	$—	$—	$—	$—	$—	$3	$4

7.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses and investments denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings.

Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was $2 million as of September 28, 2018 and less than $1 million as of June 29, 2018.

The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $1 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 28, 2018. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 29, 2017.

Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on the investment in debt security and forecasted expenditures denominated in currency other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Condensed Consolidated Statement of Operations along with foreign currency gains and losses on investment in debt security, and deferred gains of derivatives in Other current assets on the Condensed Consolidated Balance Sheets.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 28, 2018 and June 29, 2018. All these foreign currency forward exchange contracts mature within 12 months.

	As of September 28, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$37	$19
Singapore Dollars	50	25
Chinese Renminbi	30	—
British Pound Sterling	31	12
Japanese Yen	44	1,332

	$192	$1,388

	As of June 29, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Japanese Yen	$66	$1,310

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of September 28, 2018, the notional investments underlying the TRS amounted to $120 million. The contract term of the TRS is through January 2019 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in its Condensed Consolidated Balance Sheet as of September 28, 2018 and June 29, 2018:

	As of September 28, 2018
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	50	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$54		$(1)

	As of June 29, 2018
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	10	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$10		$—

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended September 28, 2018:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$41

Total return swap	Operating expenses	$4

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$3	Other expense, net	$1	Other expense, net	$—

As of September 29, 2017, the Company had no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Condensed Consolidated Balance Sheet was immaterial.

The following table shows the effect of the Company’s derivative instruments on its Condensed Consolidated Statement of Operations for the three months ended September 29, 2017:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$—

Total return swap	Operating expenses	$3

8.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of September 28, 2018:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$801	$—	$—	$801
Time deposits and certificates of deposit	—	425	—	425

Total cash equivalents	801	425	—	1,226

Restricted cash and investments:
Money market funds	—	—	—	—
Time deposits and certificates of deposit	—	3	—	3
Derivative Assets	—	54	—	54

Total assets	$801	$482	$—	$1,283

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)

Total liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$801	$425	$—	$1,226
Other current assets	—	57	—	57

Total assets	$801	$482	$—	$1,283

Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)

Total liabilities	$—	$(1)	$—	$(1)

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

The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 28, 2018, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of September 28, 2018 and June 29, 2018, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence as well as equity method investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Company’s Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment.

Prior to fiscal year 2019, the Company’s strategic investments in privately-held companies without readily determinable fair values were accounted for under the cost method and were recorded at historical cost at the time of investment, with adjustments to the balance only in the event of impairment. Effective June 30, 2018, the Company adopted ASU 2016-01, Financial Instruments, which changed the way the Company accounts for equity investments, excluding investments that qualify for the equity method of accounting. The Company’s equity investments in privately-held companies without readily determinable fair values are now measured using the measurement alternative, defined by ASC 321, Investments - Equity Securities, as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as Other, net in the Company’s Condensed Consolidated Statements of Operations.

As of September 28, 2018 and June 29, 2018, the carrying value of the Company’s strategic investments were $107 million and $118 million, respectively. For the three months ended September 28, 2018 and September 29, 2017, the Company did not have any equity investments accounted for under the cost method that were other-than-temporarily impaired and did not record any impairment charges. There were no upward or downward adjustments on equity investments as a result of adoption of measurement alternative during the September 2018 quarter.

As of September 28, 2018 and June 29, 2018, the Company had $26 million of held for sale land and building (collectively, the “property”) in Asia included in Other current assets on its Condensed Consolidated Balance Sheets. The respective property to be sold met the criteria to be classified as held for sale at the end of fiscal year 2017. During the September 2018 quarter, the Company accepted an offer to sell the property to a third party. The sale is expected to be completed by the end of fiscal year 2019, subject to government approval and customary closing conditions. No impairment was identified for the three months ended September 28, 2018 and September 29, 2017.

Other Fair Value Disclosures

The Company’s investment in a debt security, classified as held-to-maturity, represents shares of non-convertible preferred stock of TMC. This debt security has a maturity date of six years starting from May 31, 2018 and is classified as Investment in debt security on the Company’s Condensed Consolidated Balance Sheets. The debt security is recorded at amortized cost and its fair value approximated the carrying value at June 29, 2018. As of September 28, 2018, the fair value of this investment was $1,289 million with an unrealized gain of $30 million on the carrying value of $1,259 million. The fair value was determined utilizing Level 2 inputs such as discount rates and yield terms of similar types of securities issued by comparable companies.

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

	September 28, 2018		June 29, 2018
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$499	$500	$499	$501
4.25% Senior Notes due March 2022	749	746	749	743
4.75% Senior Notes due June 2023	951	950	951	942
4.875% Senior Notes due March 2024	497	492	497	489
4.75% Senior Notes due January 2025	975	937	975	936
4.875% Senior Notes due June 2027	695	655	695	650
5.75% Senior Notes due December 2034	489	443	489	441

	$4,855	$4,723	$4,855	$4,702
Less: debt issuance costs	(34)	—	(36)	—

Long-term debt, net of debt issuance costs	$4,821	$4,723	$4,819	$4,702
Less: current portion of long-term debt, net of debt issuance costs	(499)	(500)	(499)	(501)

Long-term debt, less current portion	$4,322	$4,223	$4,320	$4,201

9.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 286,127,032 shares were outstanding as of September 28, 2018, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 28, 2018.

Ordinary shares – Holders of ordinary shares are entitled to receive dividends as and when declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.

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

Repurchases of Equity Securities

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of September 28, 2018, $0.7 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the three months ended September 28, 2018:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	3	$150
Tax withholding related to vesting of equity awards	1	27

Total	4	$177

10.	Revenue

The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in million)	September 28, 2018	September 29, 2017
Revenues by Channel
OEMs	$2,138	$1,834
Distributors	534	434
Retailers	319	364

Total	$2,991	$2,632

Revenues by Geography(1)
Americas	$1,006	$875
EMEA	517	472
Asia Pacific	1,468	1,285

Total	$2,991	$2,632

(1)	Revenue is attributed to countries based on bill from locations.

11.	Share-based Compensation

The Company recorded approximately $18 million and $32 million of share-based compensation expense during the three months ended September 28, 2018 and September 29, 2017, respectively.

12.	Guarantees

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

On July 3, 2010, pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of the Company and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any indemnification rights of a Deed Indemnitee under the Company’s Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into Deeds of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into Deeds of Indemnity with additional Deed Indemnitees from time to time.

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

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Company’s condensed consolidated financial statements with respect to these indemnification obligations.

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 28, 2018 and September 29, 2017 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 28, 2018	September 29, 2017
Balance, beginning of period	$237	$233
Warranties issued	34	35
Repairs and replacements	(25)	(27)
Changes in liability for pre-existing warranties, including expirations	(14)	(11)

Balance, end of period	$232	$230

13.	Earnings Per Share

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

	For the Three Months Ended
(In millions, except per share data)	September 28, 2018	September 29, 2017
Numerator:
Net income	$450	$181

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	287	290
Weighted-average effect of dilutive securities:
Employee equity award plans	5	2

Total shares for purpose of calculating diluted net income per share	292	292

Net income per share:
Basic	$1.57	$0.62
Diluted	$1.54	$0.62

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were less than 1 million for the three months ended September 28, 2018, and approximately 2 million for the three months ended September 29, 2017.

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

15.	Subsequent Events

Dividend Declared

On November 2, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on January 2, 2019 to shareholders of record as of the close of business on December 19, 2018.

Share Repurchases

On October 29, 2018, the Company’s Board of Directors authorized the repurchase of $2.3 billion of its outstanding ordinary shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended September 28, 2018, June 29, 2018 and September 29, 2017, referred to herein as the “September 2018 quarter,” the “June 2018 quarter,” and the “September 2017 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2018, June 2018 and September 2017 quarters were all 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations and our cash liquidity position, our restructuring efforts, the sufficiency of our sources of cash to meet our cash needs for the next 12 months, our expectations regarding capital expenditures, the potential impact of trade barriers such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by the other countries in which the Company conducts its business, changes in the regulatory regime governing the flow of data across international borders, and the impact of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”) on our financial statements and the projected costs savings for the fiscal year ending June 28, 2019. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

•	the uncertainty in global economic and political conditions;

•	the development and introduction of products based on new technologies and expansion into new data storage markets;

•	the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends;

•	the impact of variable demand and an adverse pricing environment for storage products;

•	any regulatory, legal, logistical or other impediments to the Company’s ability to execute on its restructuring efforts;

•	the Company’s ability to achieve projected cost savings in connection with its restructuring plans and consolidation of its manufacturing activities;

•

the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests and maintain a favorable cash liquidity position;

•

the Company’s ability to successfully qualify, manufacture and sell its storage products, particularly the new disk drive products with lower cost structures, in increasing volumes on a cost-effective basis and with acceptable quality;

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

Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 29, 2018, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements to reflect new information or future events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the September 2018 quarter. Highlights of events in the September 2018 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the September 2018 quarter to the June 2018 quarter and the September 2017 quarter.

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

Our Company

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSD”) and storage subsystems.

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

Our HDD products are designed for mission critical and nearline applications in enterprise servers and storage systems; edge compute applications, where our products are designed primarily for desktop and mobile computing; and edge non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, digital video recorders (“DVRs”), network-attached storage (“NAS”) and gaming consoles. Our SSD products mainly include serial attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) SSDs.

Our enterprise data solutions (formerly referred to as the “cloud systems and solutions”) portfolio includes modular original equipment manufacturer (“OEM”) storage systems and scale-out storage servers.

Overview of the September 2018 Quarter

During the September 2018 quarter, we shipped 99 exabytes of HDD storage capacity. We generated revenue of approximately $3.0 billion, gross margin of 31% and our operating cash flow was $587 million. We paid $181 million in dividends and repurchased 3 million of our ordinary shares for $150 million.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	September 28, 2018	June 29, 2018	September 29, 2017
Revenue	$2,991	$2,835	$2,632
Cost of revenue	2,078	1,931	1,896

Gross margin	913	904	736
Product development	266	259	263
Marketing and administrative	115	140	145
Amortization of intangibles	6	6	22
Restructuring and other, net	23	(6)	51

Income from operations	503	505	255
Other expense, net	(35)	(39)	(67)

Income before income taxes	468	466	188
Provision for income taxes	18	5	7

Net income	$450	$461	$181

	For the Three Months Ended
	September 28, 2018	June 29, 2018	September 29, 2017
Revenue	100%	100%	100%
Cost of revenue	69	68	72

Gross margin	31	32	28
Product development	9	9	10
Marketing and administrative	4	5	6
Amortization of intangibles	—	—	1
Restructuring and other, net	1	—	2

Income from operations	17	18	10
Other expense, net	(1)	(2)	(3)

Income before income taxes	16	16	7
Provision for income taxes	1	—	—

Net income	15%	16%	7%

Revenue

The following table summarizes information regarding consolidated revenues by channel and geography, HDD average drive selling prices (“ASPs”) and HDD exabytes shipped:

	For the Three Months Ended
	September 28, 2018	June 29, 2018	September 29, 2017
Revenues by Channel (%)
OEMs	71%	73%	70%
Distributors	18%	17%	16%
Retailers	11%	10%	14%
Revenues by Geography (%)
Americas	34%	36%	33%
EMEA	17%	15%	18%
Asia Pacific	49%	49%	49%

HDD ASPs (per unit)	$70	$72	$64
HDD Exabytes Shipped	99	93	70

Revenue in the September 2018 quarter increased by $156 million from the June 2018 quarter as a result of an increase in exabytes shipped driven primarily by higher seasonal demand for our client and consumer markets, partially offset by price erosion.

Revenue in the September 2018 quarter increased by $359 million from the September 2017 quarter as a result of an increase in exabytes shipped driven primarily by higher demand for our enterprise and client markets, partially offset by price erosion.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately 11%, 12% and 11% of gross drive revenue for the September 2018 quarter, June 2018 quarter and September 2017 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 28, 2018	June 29, 2018	September 29, 2017
Cost of revenue	$2,078	$1,931	$1,896
Gross margin	913	904	736
Gross margin percentage	31%	32%	28%

Gross margin as a percentage of revenue for the September 2018 quarter decreased by approximately 100 basis points from the June 2018 quarter primarily due to a decline in prices for NAND flash memory and general price erosion. Compared to the September 2017 quarter, gross margin as a percentage of revenue increased by 300 basis points primarily driven by favorable product mix and improved factory utilization as a result of higher demand for our enterprise and client markets, partially offset by a decline in prices for NAND flash memory and general price erosion.

In the September 2018 quarter, total warranty cost was 0.7% of revenue and included a favorable change in estimates of prior warranty accruals of 0.5% of revenue due to improvements in return rates on newer generation products. Warranty cost related to new shipments was 1.2%, 1.3% and 1.3% of revenue for the September 2018, June 2018 and September 2017 quarters, respectively.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 28, 2018	June 29, 2018	September 29, 2017
Product development	$266	$259	$263
Marketing and administrative	115	140	145
Amortization of intangibles	6	6	22
Restructuring and other, net	23	(6)	51

Operating expenses	$410	$399	$481

Product development expense. Product development expense for the September 2018 quarter remained relatively flat compared to the June 2018 quarter and the September 2017 quarter.

Marketing and administrative expense. Marketing and administrative expense for the September 2018 quarter decreased by $25 million from the June 2018 quarter primarily due to a $13 million decrease in variable compensation and share-based compensation expenses, a $5 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods and a $7 million decrease in other general expenses due to related operational efficiencies.

Compared to the September 2017 quarter, Marketing and administrative expense decreased by $30 million primarily due to a $13 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $9 million decrease in other general expenses due to related operational efficiencies and an $8 million decrease in variable compensation and share-based compensation expenses.

Amortization of intangibles. Amortization of intangibles for the September 2018 quarter remained flat compared to the June 2018 quarter. Amortization of intangibles for the September 2018 quarter decreased by $16 million from the September 2017 quarter due to certain intangible assets reaching the end of their useful life.

Restructuring and other, net. Restructuring and other, net for the September 2018 quarter was comprised of charges primarily related to a voluntary early exit program.

Restructuring and other, net for the June 2018 quarter included a gain of $24 million from the sale of certain properties previously classified as held for sale, offset by restructuring charges announced in prior periods.

Restructuring and other, net for the September 2017 quarter was comprised of restructuring charges to reduce our global workforce by 600 employees.

Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	September 28, 2018	June 29, 2018	September 29, 2017
Other expense, net	$(35)	$(39)	$(67)

Other expense, net decreased by $4 million from the June 2018 quarter primarily due to an $11 million increase in interest income on investment in a debt security, offset by a $5 million net increase in losses due to unfavorable changes in foreign currency exchange rates.

Compared to the September 2017 quarter, Other expense, net decreased by $32 million primarily due to a $16 million net increase in gains due to favorable changes in foreign currency exchange rates and a $16 million increase in interest income on investment in a debt security.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	September 28, 2018	June 29, 2018	September 29, 2017
Provision for income taxes	$18	$5	$7

Our income tax provision of $18 million for the September 2018 quarter included approximately $1 million of net discrete tax expense.

Our income tax provision recorded for the September 2018 quarter differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the three months ended September 28, 2018 our unrecognized tax benefits excluding interest and penalties increased by approximately $2 million to $62 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $62 million at September 28, 2018, subject to certain future valuation allowance reversals. During the 12 months beginning September 29, 2018, we expect that our unrecognized tax benefits could be reduced by approximately $19 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision of $7 million recorded for the September 2017 quarter included approximately $1 million of net discrete tax expense.

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

The U.S. tax law changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), will not impact our tax expense in the short-term due to our large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in fiscal year 2019. For fiscal year 2019, we have included these effects of the Tax Act in our financial statements and have concluded the impact will not be material.

Pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), we believe our accounting under ASC 740 for the provisions of the Tax Act is now complete.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of September 28, 2018.

Cash and Cash Equivalents

(Dollars in millions)	September 28, 2018	June 29, 2018	Change
Cash and cash equivalents	$1,942	$1,853	$89

Our cash and cash equivalents increased from June 29, 2018 as a result of an increase in the net cash provided by operating activities, partially offset by net cash outflows for dividends paid to our shareholders of $181 million, capital expenditures of $177 million and repurchases of our ordinary shares of $150 million.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended September 28, 2018 was $587 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:

•	an increase of $119 million in accounts payable, primarily due to higher material purchases;

•	partially offset by a decrease of $79 million in accrued employee compensation primarily due to cash paid to our employees as part of our variable compensation plans; and

•	an increase of $66 million in inventory, primarily due to an increase in units built.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended September 28, 2018 was $176 million, which was primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $177 million.

Cash Used in Financing Activities

Cash used in financing activities of $326 million for the three months ended September 28, 2018 was primarily attributable to the following activities:

•	$181 million in dividend payments;

•	$150 million paid to repurchase ordinary shares; and

•	$27 million paid for taxes related to net share settlement of equity awards;

•	partially offset by $32 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of September 28, 2018 consisted of: (1) approximately $1.9 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of September 28, 2018, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. The term of the revolving credit facility is through January 15, 2020. We were in compliance with the modified covenants as of September 28, 2018 and expect to be in compliance for the next 12 months.

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

Dividends declared in the September 2018 quarter of $180 million were subsequently paid on October 3, 2018. The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on November 2, 2018, which is payable on January 2, 2019 to shareholders of record at the close of business on December 19, 2018.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, tender offers broker-assisted purchases or other means. As of September 28, 2018, $0.7 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association. On October 29, 2018, the Board of Directors authorized the repurchase of an additional $2.3 billion of our outstanding ordinary shares.

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

Other than as described in Note 1. “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements, there have been no other material changes in our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2018, as filed with the SEC on August 3, 2018, for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio including investment in debt security in Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”). As of September 28, 2018, we had no impairment for our investment in debt security and we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of September 28, 2018.

We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of September 28, 2018.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at September 28, 2018
Assets
Cash equivalents:
Floating rate	$1,229	$—	$—	$—	$—	$—	$1,229	$1,229
Average interest rate	2.46%						2.46%
Investment in debt security including accrued PIK income:
Fixed rate	$—	$—	$—	$—	$—	$1,255	$1,255	$1,289
Fixed interest rate						5.00%	5.00%
Debt
Fixed rate	$499	$—	$—	$750	$951	$2,662	$4,862	$4,723
Average interest rate	3.75%			4.25%	4.75%	4.99%	4.70%

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

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. Our foreign currency forward exchange contracts include an aggregate notional amount of 139.5 billion Japanese Yen ($1.3 billion at September 28, 2018 and June 29, 2018), to hedge foreign exchange fluctuations of our investment principal in non-convertible preferred stock debt security of TMC. We did not designate these contracts as hedges under ASC 815, Derivatives and Hedging and, therefore, the change in fair value of these contracts is recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. All foreign currency forward exchange contracts discussed above mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively. Our foreign currency forward exchange contracts include a notional amount of approximately 7 billion Japanese Yen ($66 million at June 29, 2018), to hedge the PIK income related to TMC investment, which is designated as a cash flow hedge. As of September 29, 2018, $22 million was de-designated and included in contracts not designated as hedges.

We did not have any material net gains or losses recognized in Other expense, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended September 28, 2018.

The table below provides information as of September 28, 2018 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted- Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai Baht	$56	$33.14	$1
Singapore Dollars	75	1.36	—
Chinese Renminbi	30	6.77	(1)
British Pound Sterling	43	0.77	1
Japanese Yen	1,376	106.50	52

Total	$1,580		$53

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

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

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 7. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As required by the Exchange Act Rule 13a-15, as of September 28, 2018 we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective as of September 28, 2018.

In connection with our adoption of the new revenue recognition standard in the September 2018 quarter, we implemented internal controls to ensure that the necessary revenue contracts, policies and process flows were reviewed to identify the impact of adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition standard. During the quarter ended September 28, 2018, there were no other changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 14. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

As of September 28, 2018, $0.7 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization. On October 29, 2018, the Board of Directors authorized the repurchase of an additional $2.3 billion of our outstanding ordinary shares.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal quarter ended September 28, 2018, including statutory tax withholdings related to vesting of employee equity awards:

(In millions, except average price paid per share)	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 30, 2018 through July 27, 2018	—	$56.60	—	$886
July 28, 2018 through August 24, 2018	—	54.46	—	886
August 25, 2018 through September 28, 2018	4	49.36	4	709

Total	4		4	$709

(1)	Repurchase of shares including tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective October 30, 2018, Stephen J. Luczo transitioned from his role as Executive Chairman and will serve as a non-employee director and as the Chairman of the Board of Directors.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.10	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.20	8/20/2010

10.1+	Letter Agreement, dated November 1, 2018, by and between Seagate Technology plc and Stephen J. Luczo.					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a- 14(a) and 15d -14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a- 14(a) and 15d -14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

+	Management contract or compensatory plan or arrangement.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: November 2, 2018	BY:	/s/ Kathryn R. Scolnick
Kathryn R. Scolnick
Interim Chief Financial Officer and Senior Vice President of Finance, Corporate Communications and Treasury

DATE: November 2, 2018	BY:	/s/ Geraldine Hottier-Fayon
Geraldine Hottier-Fayon
Interim Principal Accounting Officer and Vice President, Finance and Corporate Controller