Form 10-Q
period 2018-12-28
Seagate Technology plc
filed 2019-02-04
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2018

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

    Yes  ☐    No  ☒

As of January 29, 2019, 281,740,077 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 28, 2018	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,357	$1,853
Accounts receivable, net	1,058	1,184
Inventories	1,097	1,053
Other current assets	164	220

Total current assets	3,676	4,310
Property, equipment and leasehold improvements, net	1,823	1,792
Investment in debt security	1,300	1,275
Goodwill	1,237	1,237
Other intangible assets, net	149	188
Deferred income taxes	416	417
Other assets, net	188	191

Total Assets	$8,789	$9,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,442	$1,728
Accrued employee compensation	164	253
Accrued warranty	105	112
Current portion of long-term debt	—	499
Accrued expenses	589	598

Total current liabilities	2,300	3,190
Long-term accrued warranty	117	125
Long-term accrued income taxes	6	10
Other non-current liabilities	108	100
Long-term debt, less current portion	4,324	4,320

Total Liabilities	6,855	7,745
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,457	6,377
Accumulated other comprehensive loss	(21)	(16)
Accumulated deficit	(4,502)	(4,696)

Total Equity	1,934	1,665

Total Liabilities and Equity	$8,789	$9,410

The information as of June 29, 2018 was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2018.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenue	$2,715	$2,914	$5,706	$5,546

Cost of revenue	1,921	2,037	3,999	3,933
Product development	246	250	512	513
Marketing and administrative	120	142	235	287
Amortization of intangibles	5	19	11	41
Restructuring and other, net	7	33	30	84

Total operating expenses	2,299	2,481	4,787	4,858

Income from operations	416	433	919	688

Interest income	22	6	46	13
Interest expense	(56)	(61)	(114)	(122)
Other, net	16	(7)	15	(20)

Other expense, net	(18)	(62)	(53)	(129)

Income before income taxes	398	371	866	559
Provision for income taxes	14	212	32	219

Net income	$384	$159	$834	$340

Net income per share:
Basic	$1.35	$0.55	$2.92	$1.18
Diluted	1.34	0.55	2.88	1.17
Number of shares used in per share calculations:
Basic	285	288	286	289
Diluted	287	291	290	291
Cash dividends declared per ordinary share	$0.63	$0.63	$1.26	$1.26

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net income	$384	$159	$834	$340
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(4)	—	(1)	—
Less: reclassification for amounts included in net income	(1)	—	(2)	—

Net change	(5)	—	(3)	—

Marketable securities
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Foreign currency translation adjustments	(4)	2	(2)	6

Total other comprehensive income (loss), net of tax	(9)	2	(5)	6

Comprehensive income	$375	$161	$829	$346

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 28, 2018	December 29, 2017
OPERATING ACTIVITIES
Net income	$834	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	318
Share-based compensation	45	59
Deferred income taxes	1	204
Other non-cash operating activities, net	(44)	3
Changes in operating assets and liabilities:
Accounts receivable, net	135	145
Inventories	(47)	(32)
Accounts payable	(240)	59
Accrued employee compensation	(89)	(54)
Accrued expenses, income taxes and warranty	(16)	3
Other assets and liabilities	24	42

Net cash provided by operating activities	875	1,087

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(304)	(201)
Proceeds from settlement of foreign currency forward exchange contracts	66	—
Proceeds from sale of strategic investments	10	—
Proceeds from sale of properties previously classified as held for sale	6	—
Proceeds from sale of property and equipment	—	2
Purchases of strategic investments	(8)	—
Other investing activities, net	—	(11)

Net cash used in investing activities	(230)	(210)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(499)	(152)
Dividends to shareholders	(361)	(366)
Repurchases of ordinary shares	(286)	(361)
Taxes paid related to net share settlement of equity awards	(30)	(21)
Proceeds from issuance of ordinary shares under employee stock plans	35	35

Net cash used in financing activities	(1,141)	(865)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(1)	5

(Decrease) increase in cash, cash equivalents and restricted cash	(497)	17
Cash, cash equivalents and restricted cash at the beginning of the period	1,857	2,543

Cash, cash equivalents and restricted cash at the end of the period	$1,360	$2,560

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 28, 2018

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard (Note 1)					34	34
Net income					834	834
Other comprehensive loss				(5)		(5)
Issuance of ordinary shares under employee stock plans	3		35			35
Repurchases of ordinary shares	(6)				(286)	(286)
Tax withholding related to vesting of restricted stock units	(1)				(30)	(30)
Dividends to shareholders					(358)	(358)
Share-based compensation			45			45

Balance at December 28, 2018	283	$—	$6,457	$(21)	$(4,502)	$1,934

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

The Company’s consolidated financial statements for the fiscal year ended June 29, 2018, are included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”) on August 3, 2018. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 29, 2018, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and six months ended December 28, 2018 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending June 28, 2019. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three and six months ended December 28, 2018 and the three and six months ended December 29, 2017 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2019, which ends on June 28, 2019, and fiscal year 2018, which ended on June 29, 2018, are both comprised of 52 weeks. The fiscal quarters ended December 28, 2018, September 28, 2018, and December 29, 2017, are also referred to herein as the “December 2018 quarter”, the “September 2018 quarter” and the “December 2017 quarter”, respectively.

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

In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company is required to adopt this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

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

The impact of applying the new accounting standard on the Company’s condensed consolidated financial statements for the three and six months ended December 28, 2018 was not material.

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

2.	Balance Sheet Information

Available-for-sale Debt Securities

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of December 28, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$454	$—	$454
Time deposits and certificates of deposit	426	—	426

Total	$880	$—	$880

Included in Cash and cash equivalents			$877
Included in Other current assets			3

Total			$880

As of December 28, 2018, the Company’s Other current assets included $3 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of December 28, 2018, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of December 28, 2018.

The fair value and amortized cost of the Company’s debt securities investments classified as available-for-sale as of December 28, 2018, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$880	$880
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$880	$880

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$621	$—	$621
Time deposits and certificates of deposit	395	—	395

Total	$1,016	$—	$1,016

Included in Cash and cash equivalents			$1,012
Included in Other current assets			4

Total			$1,016

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in its Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	December 28, 2018	June 29, 2018	December 29, 2017	June 30, 2017
Cash and cash equivalents	$1,357	$1,853	$2,556	$2,539
Restricted cash included in Other current assets	3	4	4	4

Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,360	$1,857	$2,560	$2,543

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	December 28, 2018	June 29, 2018
Raw materials and components	$337	$329
Work-in-process	281	347
Finished goods	479	377

Total inventories	$1,097	$1,053

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	December 28, 2018	June 29, 2018
Property, equipment and leasehold improvements	$9,689	$9,525
Accumulated depreciation and amortization	(7,866)	(7,733)

Property, equipment and leasehold improvements, net	$1,823	$1,792

Investment in Debt Security

As of December 28, 2018 and June 29, 2018, the Company had approximately $1.3 billion investment in non-convertible preferred stock of Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”). The investment, with a contractual maturity of six years starting from May 31, 2018, is accounted for as a held-to-maturity debt security, carried at cost and adjusted for amortization of transaction costs into interest income. Additionally, the debt security has a contractual payment-in-kind (“PIK”) income which will be paid in cash upon redemption of the investment. PIK income computed at the contractual rate is accrued into Interest income in the Company’s Condensed Consolidated Statements of Operations and added to the carrying value of the Investment in debt security on its Condensed Consolidated Balance Sheets. For the three and six months ended December 28, 2018, the PIK income earned was $15 million and $31 million, respectively. There was no other-than-temporary impairment identified for the three and six months ended December 28, 2018. Please refer to Note 8 - Fair Value for more details.

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	December 28, 2018	June 29, 2018
Dividends payable	$178	$181
Other accrued expenses	411	417

Total accrued expenses	$589	$598

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available-for-Sale Debt Securities	Unrealized Gains/(Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)
Other comprehensive income (loss) before reclassifications	(1)	—	—	(2)	(3)
Amounts reclassified from AOCI	(2)	—	—	—	(2)

Other comprehensive income (loss)	(3)	—	—	(2)	(5)

Balance at December 28, 2018	$(3)	$—	$(4)	$(14)	$(21)

Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	6	6
Amounts reclassified from AOCI	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	6	6

Balance at December 29, 2017	$—	$—	$(5)	$(6)	$(11)

3.	Debt

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

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. The Company was in compliance with the modified covenants as of December 28, 2018 and expects to be in compliance for the next 12 months.

As of December 28, 2018, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes was payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes was Seagate HDD Cayman, and the obligations under the 2018 Notes were fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the three and six months ended December 29, 2017, the Company repurchased $128 million and $150 million aggregate principal amount of the 2018 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss of approximately $2 million on repurchases during the three and six months ended December 29, 2017 which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations. On November 15, 2018, the 2018 Notes matured and the Company repaid the entire outstanding principal amount of $499 million, plus accrued and unpaid interest.

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

At December 28, 2018, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2019	$—
2020	—
2021	—
2022	750
2023	951
Thereafter	2,662

Total	$4,363

4.	Income Taxes

The Company recorded income tax provisions of $14 million and $32 million in the three and six months ended December 28, 2018, respectively. The income tax provision for the three and six months ended December 28, 2018 included approximately $5 million and $4 million of net discrete tax benefits, respectively, primarily associated with the recognition of previously unrecognized tax benefits related to the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and six months ended December 28, 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the six months ended December 28, 2018, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $20 million to $40 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $40 million at December 28, 2018, subject to certain future valuation allowance reversals. During the twelve months beginning December 29, 2018, the Company expects that its unrecognized tax benefits could be reduced by approximately $7 million, primarily as a result of the expiration of certain statutes of limitation.

The Company recorded income tax provisions of $212 million and $219 million in the three and six months ended December 29, 2017, respectively. The income tax provision for the three and six months ended December 29, 2017 included approximately $197 million of net discrete tax expense, primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

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

The U.S. tax law changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), will not impact the Company’s tax expense in the short-term due to its large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in fiscal year 2019. For fiscal year 2019, the Company has included these effects of the Tax Act in its fiscal year 2019 financial statements and has concluded the impact will not be material.

As of the fiscal quarter ended September 28, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740, Income Taxes (“ASC 740”) associated with the enactment of the Tax Act), the Company had considered SAB 118 and believed its accounting under ASC 740 for the provisions of the Tax Act was complete.

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 28, 2018, were as follows:

(Dollars in millions)	Amount
Balance at June 29, 2018	$1,237
Goodwill acquired	—
Goodwill disposed	—
Foreign currency translation effect	—

Balance at December 28, 2018	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Company’s Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of December 28, 2018, was set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$250	$(166)	$84	2.1 years
Customer relationships	89	(49)	40	3.6 years
Trade name	17	(15)	2	0.9 years
Other intangible assets	42	(19)	23	2.9 years

Total amortizable other intangible assets	$398	$(249)	$149	2.6 years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 29, 2018, was set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$256	$(145)	$111	2.5 years
Customer relationships	89	(42)	47	4.0 years
Trade name	17	(13)	4	1.3 years
Other intangible assets	45	(19)	26	3.0 years

Total amortizable other intangible assets	$407	$(219)	$188	2.9 years

For the three and six months ended December 28, 2018, the amortization expense of other intangible assets was $20 million and $39 million, respectively. For the three and six months ended December 29, 2017, the amortization expense of other intangible assets was $33 million and $69 million, respectively. As of December 28, 2018, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter was as follows:

(Dollars in millions)	Amount
Remainder of 2019	$38
2020	57
2021	29
2022	20
2023	5
Thereafter	—

Total	$149

6.	Restructuring and Exit Costs

For the three and six months ended December 28, 2018, the Company recorded restructuring charges of approximately $5 million and $28 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.

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

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for the six months ended December 28, 2018:

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 29, 2018	$5	$4	$—	$1	$1	$—	$2	$—	$11	$18	$42
Restructuring charges	—	2	—	—	—	—	—	3	21	3	29
Cash payments	(5)	(3)	—	—	—	—	(1)	(3)	(30)	(4)	(46)
Adjustments	—	(1)	—	(1)	—	—	—	—	1	—	(1)

Accrual balances at December 28, 2018	$—	$2	$—	$—	$1	$—	$1	$—	$3	$17	$24

Total costs incurred to date as of December 28, 2018	$26	$7	$37	$3	$31	$3	$82	$37	$262	$62	$550

Total expected charges to be incurred as of December 28, 2018	$—	$1	$—	$—	$—	$—	$—	$—	$—	$1	$2

Additionally, during the December 2018 quarter, the Company recorded an impairment charge of $2 million on its held for sale land and building, which is included in Restructuring and other, net in the Company’s Condensed Consolidated Statements of Operations. Please refer to Note 8 - Fair Value for more details.

7.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses and investments denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $3 million as of December 28, 2018 and the amount of net unrealized gain on cash flow hedges was less than $1 million as of June 29, 2018.

The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $1 million and $2 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 28, 2018, respectively. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 29, 2017.

Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on the investment in debt security and forecasted expenditures denominated in currency other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Condensed Consolidated Statement of Operations along with foreign currency gains and losses on investment in debt security, deferred gains of derivatives in Other current assets and deferred losses of derivatives in Accrued expenses on the Condensed Consolidated Balance Sheets.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 28, 2018 and June 29, 2018. All these foreign currency forward exchange contracts mature within 12 months:

	As of December 28, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$19	$19
Singapore Dollars	25	25
Chinese Renminbi	20	—
British Pound Sterling	44	12
Japanese Yen	55	1,299

	$163	$1,355

	As of June 29, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Japanese Yen	$66	$1,310

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of December 28, 2018, the notional investments underlying the TRS amounted to $103 million. The contract term of the TRS was through January 2020 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in its Condensed Consolidated Balance Sheets as of December 28, 2018 and June 29, 2018:

	As of December 28, 2018
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(3)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(28)
Total return swap	Other current assets	1	Accrued expenses	—

Total derivatives		$1		$(31)

	As of June 29, 2018
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	10	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$10		$—

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended December 28, 2018:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(13)	$28
Total return swap	Operating expenses	$(15)	$(11)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$(4)	$(1)	Other expense, net	$1	$2	Other expense, net	$1	$1

As of December 29, 2017, the Company had no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Condensed Consolidated Balance Sheet was immaterial.

The following table shows the effect of the Company’s derivative instruments on its Condensed Consolidated Statement of Comprehensive Income and its Condensed Consolidated Statement of Operations for the three and six months ended December 29, 2017:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$—	$—

Total return swap	Operating expenses	$4	$7

8.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 28, 2018:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$454	$—	$—	$454
Time deposits and certificates of deposit	—	423	—	423

Total cash equivalents	454	423	—	877

Restricted cash and investments:
Time deposits and certificates of deposit	—	3	—	3
Derivative Assets	—	1	—	1

Total assets	$454	$427	$—	$881

Liabilities:
Derivative liabilities	$—	$(31)	$—	$(31)

Total liabilities	$—	$(31)	$—	$(31)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$454	$423	$—	$877
Other current assets	—	4	—	4

Total assets	$454	$427	$—	$881

Liabilities:
Accrued expenses	$—	$(31)	$—	$(31)

Total liabilities	$—	$(31)	$—	$(31)

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 28, 2018, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of December 28, 2018 and June 29, 2018, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Company’s Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment.

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

As of December 28, 2018 and June 29, 2018, the carrying value of the Company’s strategic investments were $111 million and $118 million, respectively. For the three and six months ended December 29, 2017, the Company did not have any equity investments accounted for under the cost method that were other-than-temporarily impaired and did not record any impairment charges. For the three and six months ended December 28, 2018, there were no upward or downward adjustments on equity investments as a result of adoption of the measurement alternative during the September 2018 quarter.

As of December 28, 2018 and June 29, 2018, the Company had $24 million and $26 million, respectively, of held for sale land and building (collectively, the “property”) in Asia included in Other current assets on its Condensed Consolidated Balance Sheets. The respective property to be sold met the criteria to be classified as held for sale at the end of fiscal year 2017. During the September 2018 quarter, the Company accepted an offer to sell the property to a third party and recorded an impairment charge of approximately $2 million during the three and six months ended December 28, 2018. The impairment charge was recorded in Restructuring and other, net in the Company’s Condensed Consolidated Statement of Operations. No impairment was identified for the three and six months ended December 29, 2017. The sale is expected to be completed by the end of fiscal year 2019, subject to government approval and customary closing conditions.

Other Fair Value Disclosures

The Company’s investment in a debt security, classified as held-to-maturity, represents shares of non-convertible preferred stock of TMC. This debt security has a maturity date of six years starting from May 31, 2018 and is classified as Investment in debt security on the Company’s Condensed Consolidated Balance Sheets. The debt security is recorded at amortized cost and its fair value approximated the carrying value at June 29, 2018. As of December 28, 2018, the fair value of this investment was $1,272 million with an unrealized loss of $28 million on the carrying value of $1,300 million. There was no other-than-temporary impairment identified for the three and six months ended December 28, 2018. The fair value was determined utilizing Level 2 inputs such as discount rates and yield terms of similar types of securities issued by comparable companies.

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

	December 28, 2018		June 29, 2018
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$—	$—	$499	$501
4.25% Senior Notes due March 2022	749	720	749	743
4.75% Senior Notes due June 2023	951	897	951	942
4.875% Senior Notes due March 2024	497	460	497	489
4.75% Senior Notes due January 2025	975	881	975	936
4.875% Senior Notes due June 2027	695	590	695	650
5.75% Senior Notes due December 2034	489	385	489	441

	$4,356	$3,933	$4,855	$4,702
Less: debt issuance costs	(32)	—	(36)	—

Long-term debt, net of debt issuance costs	$4,324	$3,933	$4,819	$4,702
Less: current portion of long-term debt, net of debt issuance costs	—	—	(499)	(501)

Long-term debt, less current portion	$4,324	$3,933	$4,320	$4,201

9.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 283,130,419 shares were outstanding as of December 28, 2018, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 28, 2018.

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

On October 29, 2018, the Company’s Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares. As of December 28, 2018, $2.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended December 28, 2018:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	6	$286
Tax withholding related to vesting of equity awards	1	30

Total	7	$316

10.	Revenue

The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in million)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenues by Channel
OEMs	$1,865	$1,996	$4,003	$3,830
Distributors	443	495	977	929
Retailers	407	423	726	787

Total	$2,715	$2,914	$5,706	$5,546

Revenues by Geography(1)
Americas	$731	$913	$1,737	$1,788
EMEA	598	567	1,115	1,039
Asia Pacific	1,386	1,434	2,854	2,719

Total	$2,715	$2,914	$5,706	$5,546

(1)	Revenue is attributed to countries based on bill from locations.

11.	Share-based Compensation

The Company recorded approximately $27 million and $45 million of share-based compensation expense during the three and six months ended December 28, 2018, respectively. The Company recorded approximately $27 million and $59 million of share-based compensation expense during the three and six months ended December 29, 2017, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 28, 2018 and December 29, 2017 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Balance, beginning of period	$232	$230	$237	$233
Warranties issued	31	40	65	75
Repairs and replacements	(27)	(27)	(52)	(54)
Changes in liability for pre-existing warranties, including expirations	(14)	(7)	(28)	(18)

Balance, end of period	$222	$236	$222	$236

13.	Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted stock units and performance-based share units and shares to be purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Numerator:
Net income	$384	$159	$834	$340

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	285	288	286	289
Weighted-average effect of dilutive securities:
Employee equity award plans	2	3	4	2

Total shares for purpose of calculating diluted net income per share	287	291	290	291

Net income per share:
Basic	$1.35	$0.55	$2.92	$1.18
Diluted	$1.34	$0.55	$2.88	$1.17

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were approximately 1 million for the three and six months ended December 28, 2018, and approximately 1 million and 2 million for the three and six months ended December 29, 2017, respectively.

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

Unconditional Long-term Purchase Obligations

As of December 28, 2018, the Company had unconditional long-term purchase obligations of approximately $177 million, primarily related to purchase minimum quarterly amounts of inventory components at fixed contractual prices. The Company expects the commitment to total $4 million, $50 million, $48 million, $47 million and $28 million for fiscal years 2021, 2024, 2025, 2026 and 2027, respectively with no remaining commitment thereafter.

Unconditional Long-term Capital Expenditures

As of December 28, 2018, the Company had $23 million of unconditional long-term commitment primarily related to purchases of equipment.

16.	Subsequent Events

Dividend Declared

On February 4, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on April 3, 2019 to shareholders of record as of the close of business on March 20, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended December 28, 2018, September 28, 2018 and December 29, 2017, referred to herein as the “December 2018 quarter,” the “September 2018 quarter,” and the “December 2017 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2018, September 2018 and December 2017 quarters were all 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations and our cash liquidity position, our restructuring efforts, the sufficiency of our sources of cash to meet our cash needs for the next 12 months, our expectations regarding capital expenditures, and the impact of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”) on our financial statements and the projected costs savings for the fiscal year ending June 28, 2019. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

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

•	possible excess industry supply both with respect to particular disk drive products and competing alternative storage technology solutions;

•	disruptions to the Company’s supply chain or production capabilities;

•	consolidation trends in the data storage industry;

•	fluctuations in interest rates;

•	currency fluctuations that may impact the Company’s margins, international sales and results of operations;

•	fluctuations in the value of the Company’s investments and the associated investment income;

•	the impact of trade barriers, such as import/export duties and restrictions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business;

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

Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2018, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statement s to reflect new information or future events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the December 2018 quarter. Highlights of events in the December 2018 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the December 2018 quarter to the September 2018 quarter and the December 2017 quarter.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Contractual Obligations and Commitments. Overview of contractual obligations and contingent liabilities and commitments outstanding as of December 28, 2018.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Overview of the December 2018 quarter

During the December 2018 quarter, we shipped 87 exabytes of HDD storage capacity. We generated revenue of approximately $2.7 billion, gross margin of 29% and our operating cash flow was $288 million. We paid $499 million towards the maturity of our 2018 Senior Notes, $180 million in dividends and repurchased approximately 3 million of our ordinary shares for $136 million.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenue	$2,715	$2,991	$2,914	$5,706	$5,546
Cost of revenue	1,921	2,078	2,037	3,999	3,933

Gross margin	794	913	877	1,707	1,613
Product development	246	266	250	512	513
Marketing and administrative	120	115	142	235	287
Amortization of intangibles	5	6	19	11	41
Restructuring and other, net	7	23	33	30	84

Income from operations	416	503	433	919	688
Other expense, net	(18)	(35)	(62)	(53)	(129)

Income before income taxes	398	468	371	866	559
Provision for income taxes	14	18	212	32	219

Net income	$384	$450	$159	$834	$340

	For the Three Months Ended			For the Six Months Ended
	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenue	100%	100%	100%	100%	100%
Cost of revenue	71	69	70	70	71

Gross margin	29	31	30	30	29
Product development	9	9	9	9	9
Marketing and administrative	5	4	5	4	5
Amortization of intangibles	—	—	—	—	1
Restructuring and other, net	—	1	1	1	2

Income from operations	15	17	15	16	12
Other expense, net	(1)	(1)	(3)	(1)	(2)

Income before income taxes	14	16	12	15	10
Provision for income taxes	—	1	7	—	4

Net income	14%	15%	5%	15%	6%

Revenue

The following table summarizes information regarding consolidated revenues by channel and geography, HDD average drive selling prices (“ASPs”) and HDD exabytes shipped:

	For the Three Months Ended			For the Six Months Ended
	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenues by Channel (%)
OEMs	69%	71%	68%	70%	69%
Distributors	16%	18%	17%	17%	17%
Retailers	15%	11%	15%	13%	14%
Revenues by Geography (%)
Americas	27%	34%	31%	30%	32%
EMEA	22%	17%	20%	20%	19%
Asia Pacific	51%	49%	49%	50%	49%

HDD ASPs (per unit)	$68	$70	$68	$69	$66
HDD Exabytes Shipped	87	99	88	186	158

Revenue in the December 2018 quarter decreased by $276 million from the September 2018 quarter primarily due to the decrease in exabytes shipped as a result of less favorable market conditions, and price erosion, partially offset by higher seasonal demand in the consumer market.

Revenue in the December 2018 quarter decreased by $199 million from the December 2017 quarter primarily due to price erosion.

Revenue for the six months ended December 28, 2018 increased by $160 million from the six months ended December 29, 2017 as a result of an increase in exabytes shipped due to higher demand for our high capacity HDD product portfolio, partially offset by price erosion.

We maintain various sales programs such as channel rebates and price masking. Sales programs were approximately 13%, 11% and 12% of gross drive revenue for the December 2018 quarter, September 2018 quarter and December 2017 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Cost of revenue	$1,921	$2,078	$2,037	$3,999	$3,933
Gross margin	794	913	877	1,707	1,613
Gross margin percentage	29%	31%	30%	30%	29%

Gross margin as a percentage of revenue for the December 2018 quarter decreased from the September 2018 quarter primarily driven by price erosion and unfavorable product mix.

Compared to the December 2017 quarter, gross margin as a percentage of revenue for the December 2018 quarter decreased primarily driven by price erosion, partially offset by favorable product mix.

Compared to the six months ended December 29, 2017, gross margin as a percentage of revenue for the six months ended December 28, 2018 increased primarily driven by favorable product mix and improved factory utilization as a result of increased revenue from our high capacity HDD product portfolio, partially offset by a decline in prices for NAND flash memory and general price erosion.

In the December 2018 quarter, total warranty cost was 0.6% of revenue and included a favorable change in estimates of prior warranty accruals of 0.5% of revenue due to improvements in return rates on newer generation products. Warranty cost related to new shipments was 1.1%, 1.2% and 1.4% of revenue for the December 2018, September 2018 and December 2017 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Product development	$246	$266	$250	$512	$513
Marketing and administrative	120	115	142	235	287
Amortization of intangibles	5	6	19	11	41
Restructuring and other, net	7	23	33	30	84

Operating expenses	$378	$410	$444	$788	$925

Product development expense. Product development expense for the December 2018 quarter decreased by $20 million compared to the September 2018 quarter primarily due to a $4 million decrease in variable compensation expense and an $11 million charge related to the voluntary early exit program in the prior period.

Compared to the December 2017 quarter, Product development expense for the December 2018 quarter remained flat.

Compared to the corresponding six months ended December 29, 2017, Product development expense for the six months ended December 28, 2018 remained flat including an $11 million charge related to the voluntary early exit program, which was offset by an $11 million decrease in variable compensation and share-based compensation expenses.

Marketing and administrative expense. Marketing and administrative expense for the December 2018 quarter increased by $5 million from the September 2018 quarter, primarily due to a $7 million increase in share-based compensation expense, partially offset by a $3 million decrease in variable compensation expense.

Compared to the December 2017 quarter, Marketing and administrative expense for the December 2018 quarter decreased by $22 million, primarily due to a $6 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, an $8 million decrease in other general expenses due to related operational efficiencies and an $8 million decrease in variable compensation expense.

Compared to the corresponding six months ended December 29, 2017, Marketing and administrative expense for the six months ended December 28, 2018 decreased by $52 million, primarily due to a $19 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $16 million decrease in other general expenses due to related operational efficiencies and a $17 million decrease in variable compensation and share-based compensation expenses.

Amortization of intangibles. Amortization of intangibles for the December 2018 quarter remained flat compared to the September 2018 quarter. Amortization of intangibles for the three and six months ended December 28, 2018 decreased by $14 million and $30 million, respectively, from the three and six months ended December 29, 2017 due to certain intangible assets reaching the end of their useful life.

Restructuring and other, net. Restructuring and other, net for the six months ended December 28, 2018 was comprised of charges primarily related to a voluntary early exit program. There was no new restructuring plan in the December 2018 quarter.

Restructuring and other, net for the three and six months ended December 29, 2017 was comprised of restructuring charges to reduce our global workforce by 500 and 1,100 employees, respectively.

Other Expense, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Other expense, net	$(18)	$(35)	$(62)	$(53)	$(129)

Other expense, net. Other expense, net for the December 2018 quarter decreased by $17 million from the September 2018 quarter primarily due to a $12 million net increase in gains due to favorable changes in foreign currency exchange rates and a $6 million net increase in gains related to strategic investments.

Compared to the December 2017 quarter, Other expense, net for the December 2018 quarter decreased by $44 million primarily due to a $19 million net increase in gains due to favorable changes in foreign currency exchange rates, a $16 million increase in interest income on our investment in a debt security and a $4 million decrease in interest expense due to the repayment of certain senior notes.

Other expenses, net for the six months ended December 28, 2018 decreased by $76 million from the corresponding period in the prior year, primarily due to a $34 million net increase in gains due to favorable changes in foreign currency exchange rates, a $31 million increase in interest income on our investment in a debt security and a $7 million decrease in interest expense due to the repayment of certain senior notes.

Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2018	September 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Provision for income taxes	$14	$18	$212	$32	$219

We recorded income tax provisions of $14 million and $32 million in the three and six months ended December 28, 2018, respectively. The income tax provision for the three and six months ended December 28, 2018 included approximately $5 million and $4 million of net discrete tax benefits, respectively, primarily associated with the recognition of previously unrecognized tax benefits related to the expiration of certain statutes of limitation.

Our income tax provision recorded for the three and six months ended December 28, 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the six months ended December 28, 2018, our unrecognized tax benefits excluding interest and penalties decreased by approximately $20 million to $40 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $40 million at December 28, 2018, subject to certain future valuation allowance reversals. During the 12 months beginning December 29, 2018, we expect that our unrecognized tax benefits could be reduced by approximately $7 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision was $212 million and $219 million in the three and six months ended December 29, 2017, respectively. The income tax provision for the three and six months ended December 29, 2017 included approximately $197 million of net discrete tax expense, primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the six months ended December 29, 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act significantly revises U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries.

The U.S. tax law changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), will not impact our tax expense in the short-term due to our large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in fiscal year 2019. For fiscal year 2019, we have included these effects of the Tax Act in our financial statements and concluded the impact will not be material.

As of September 2018 quarter, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), we had considered SAB 118 and believed our accounting under ASC 740 for the provisions of the Tax Act was complete.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 28, 2018.

Cash and Cash Equivalents

(Dollars in millions)	December 28, 2018	June 29, 2018	Change
Cash and cash equivalents	$1,357	$1,853	$(496)

Our cash and cash equivalents as of December 28, 2018 decreased by $496 million from June 29, 2018 primarily as a result of repayment of our 2018 Senior Notes of $499 million, repurchases of our ordinary shares of $286 million, dividends to our shareholders of $361 million and payments for capital expenditures of $304 million, partially offset by net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 28, 2018 was $875 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:

•	a decrease of $240 million in accounts payable, primarily due to lower material purchases and timing of payments; and

•	a decrease of $89 million in accrued employee compensation primarily due to cash paid to our employees as part of our variable compensation plans.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended December 28, 2018 was $230 million, primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $304 million, offset by the proceeds from the settlement of foreign currency forward exchange contracts of $66 million.

Cash Used in Financing Activities

Cash used in financing activities of $1,141 million for the six months ended December 28, 2018 was primarily attributable to the following activities:

•	$499 million in repayment of our 2018 Senior Notes;

•	$361 million in dividend payments;

•	$286 million in payments for repurchase of our ordinary shares; and

•	$30 million in payments for taxes related to net share settlement of equity awards;

•	partially offset by $35 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 28, 2018 consisted of: (1) approximately $1.4 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of December 28, 2018, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. The term of the revolving credit facility is through January 15, 2020. We were in compliance with the modified covenants as of December 28, 2018 and expect to be in compliance for the next 12 months.

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

For fiscal year 2019, we expect capital expenditures to remain within our long-term targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding notes pursuant to the terms of the applicable indenture.

Dividends declared in the December 2018 quarter of $178 million were subsequently paid on January 2, 2019. Our Board of Directors declared a quarterly cash dividend of $0.63 per share on February 4, 2019, which is payable on April 3, 2019 to shareholders of record at the close of business on March 20, 2019.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, tender offers broker-assisted purchases or other means. On October 29, 2018, our Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares. As of December 28, 2018, $2.9 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with our Articles of Association.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of December 28, 2018, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Contractual Cash Obligations:
Long-term debt, including current portion	$4,363	$—	$—	$1,701	$2,662
Interest payments on debt	1,489	104	420	388	577
Purchase obligations (1)	882	701	8	—	173
Operating leases (2)	113	6	20	16	71
Capital expenditures	298	150	147	1	—
Other funding requirements (3)	6	2	4	—	—

Subtotal	7,151	963	599	2,106	3,483
Commitments:
Letters of credit or bank guarantees	102	15	87	—	—

Total	$7,253	$978	$686	$2,106	$3,483

(1)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)	Consists of funding requirements related to strategic commitments.

As of December 28, 2018, we had a liability of $40 million for unrecognized tax benefits excluding interest and penalties, of which $4 million and an additional $1 million of interest and penalties could result in potential cash payments, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Other than as described in “Part I, Item 1. Financial Statements - Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2018, as filed with the SEC on August 3, 2018, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See “Part I, Item 1. Financial Statements - Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes, equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio including investment in debt security in Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”). As of December 28, 2018, we had no other-than-temporary impairment for our investment in debt security and we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of December 28, 2018.

We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2018.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at December 28, 2018
Assets
Cash equivalents:
Floating rate	$880	$—	$—	$—	$—	$—	$880	$880
Average interest rate	2.84%						2.84%
Investment in debt security including accrued PIK income:
Fixed rate	$—	$—	$—	$—	$—	$1,300	$1,300	$1,272
Fixed interest rate						5.00%	5.00%
Debt
Fixed rate	$—	$—	$—	$750	$951	$2,662	$4,363	$3,933
Average interest rate				4.25%	4.75%	4.99%	4.70%

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

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. Our foreign currency forward exchange contracts include an aggregate notional amount of 139.5 billion Japanese Yen ($1.3 billion at December 28, 2018 and June 29, 2018), to hedge foreign exchange fluctuations of our investment principal in non-convertible preferred stock debt security of TMC. We did not designate these contracts as hedges under ASC 815, Derivatives and Hedging and, therefore, the change in fair value of these contracts is recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. All foreign currency forward exchange contracts discussed above mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively. As of December 28, 2018, our foreign currency forward exchange contracts include a notional amount of approximately 10.1 billion Japanese Yen ($91 million), to hedge the PIK income related to our TMC investment, out of which $55 million is designated as a cash flow hedge and the remainder of $36 million was de-designated and included in contracts not designated as hedges.

We did not have any material net gains or losses recognized in Other expense, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three and six months ended December 28, 2018.

The table below provides information as of December 28, 2018 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted- Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai Baht	$38	$33.11	$—
Singapore Dollars	50	1.36	—
Chinese Renminbi	20	6.78	—
British Pound Sterling	56	0.77	(1)
Japanese Yen	1,354	110.51	(30)

Total	$1,518		$(31)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

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

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements - Note 7. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As required by the Exchange Act Rule 13a-15, as of December 28, 2018 we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective as of December 28, 2018. During the quarter ended December 28, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements - Note 14. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

On October 29, 2018, the Company’s Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares. As of December 28, 2018, $2.9 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal quarter ended December 28, 2018, including statutory tax withholdings related to vesting of employee equity awards:

(In millions, except average price paid per share)	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 29, 2018 through October 26, 2018	—	$43.87	—	$709
October 27, 2018 through November 23, 2018	2	43.51	2	2,898
November 24, 2018 through December 28, 2018	1	41.45	1	2,871

Total	3		3

(1)	Repurchase of shares including tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective February 5, 2019, Gianluca Romano, the Company’s Executive Vice President and Chief Financial Officer will also serve as principal accounting officer replacing Geraldine Hottier-Fayon who had been serving as the Company’s interim principal accounting officer.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.10	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.20	8/20/2010

10.1+	Letter Agreement, dated August 22, 2018, by and between Seagate US LLC and Geraldine Hottier-Fayon.					X

10.2+	Letter Agreement, dated September 6, 2018, by and between Seagate US LLC and Kathryn R. Scolnick.					X

10.3+	Letter Agreement, dated December 3, 2018, by and between Seagate US LLC and Gianluca Romano.					X

10.4+	First Amendment to Seagate Deferred Compensation Plan					X

10.5+	First Amendment to Seagate Deferred Compensation Sub-Plan					X

10.6+	Third Amendment to 2015 Seagate Deferred Compensation Plan					X

10.7+	Fifth Amendment to Seagate Deferred Compensation Plan					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a- 14(a) and 15d -14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a- 14(a) and 15d -14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

+	Management contract or compensatory plan or arrangement.

†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: February 4, 2019	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: February 4, 2019	BY:	/s/ Geraldine Hottier-Fayon
Geraldine Hottier-Fayon
Interim Principal Accounting Officer, Corporate Controller and Vice President, Finance