Form 10-Q
period 2019-03-29
Seagate Technology plc
filed 2019-04-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

D02 NX53

(Zip Code)

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

    Yes  ☐    No  ☒

As of April 24, 2019, 276,842,805 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 29, 2019	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,388	$1,853
Accounts receivable, net	897	1,184
Inventories	1,001	1,053
Other current assets	201	220

Total current assets	3,487	4,310
Property, equipment and leasehold improvements, net	1,822	1,792
Investment in debt security	1,318	1,275
Goodwill	1,237	1,237
Other intangible assets, net	129	188
Deferred income taxes	416	417
Other assets, net	187	191

Total Assets	$8,596	$9,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,310	$1,728
Accrued employee compensation	145	253
Accrued warranty	100	112
Current portion of long-term debt	—	499
Accrued expenses	591	598

Total current liabilities	2,146	3,190
Long-term accrued warranty	112	125
Long-term accrued income taxes	5	10
Other non-current liabilities	122	100
Long-term debt, less current portion	4,522	4,320

Total Liabilities	6,907	7,745
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,518	6,377
Accumulated other comprehensive loss	(21)	(16)
Accumulated deficit	(4,808)	(4,696)

Total Equity	1,689	1,665

Total Liabilities and Equity	$8,596	$9,410

The information as of June 29, 2018 was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2018.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	$2,313	$2,803	$8,019	$8,349

Cost of revenue	1,712	1,956	5,711	5,889
Product development	238	254	750	767
Marketing and administrative	110	135	345	422
Amortization of intangibles	6	6	17	47
Restructuring and other, net	11	11	41	95

Total operating expenses	2,077	2,362	6,864	7,220

Income from operations	236	441	1,155	1,129

Interest income	21	10	67	23
Interest expense	(55)	(60)	(169)	(182)
Other, net	13	2	28	(18)

Other expense, net	(21)	(48)	(74)	(177)

Income before income taxes	215	393	1,081	952
Provision for income taxes	20	12	52	231

Net income	$195	$381	$1,029	$721

Net income per share:
Basic	$0.69	$1.33	$3.62	$2.50
Diluted	0.69	1.31	3.57	2.48
Number of shares used in per share calculations:
Basic	281	286	284	288
Diluted	284	291	288	291
Cash dividends declared per ordinary share	$0.63	$0.63	$1.89	$1.89

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income	$195	$381	$1,029	$721
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	1	—	—	—
Less: reclassification for amounts included in net income	1	—	(1)	—

Net change	2	—	(1)	—

Marketable securities
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—

Net change	—	—	—	—

Foreign currency translation adjustments	(2)	3	(4)	9

Total other comprehensive income (loss), net of tax	—	3	(5)	9

Comprehensive income	$195	$384	$1,024	$730

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 29, 2019	March 30, 2018
OPERATING ACTIVITIES
Net income	$1,029	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407	461
Share-based compensation	73	85
Deferred income taxes	15	209
Gain on sale of property and equipment	(1)	—
Other non-cash operating activities, net	(68)	9
Changes in operating assets and liabilities:
Accounts receivable, net	296	124
Inventories	49	(20)
Accounts payable	(366)	74
Accrued employee compensation	(108)	(49)
Accrued expenses, income taxes and warranty	(32)	(24)
Other assets and liabilities	19	55

Net cash provided by operating activities	1,313	1,645

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(451)	(270)
Proceeds from settlement of foreign currency forward exchange contracts	66	—
Proceeds from sale of strategic investments	10	—
Proceeds from sale of properties previously classified as held for sale	27	43
Proceeds from sale of property and equipment	3	2
Purchases of strategic investments	(14)	(8)
Other investing activities, net	—	(6)

Net cash used in investing activities	(359)	(239)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(499)	(209)
Dividends to shareholders	(539)	(545)
Repurchases of ordinary shares	(613)	(361)
Taxes paid related to net share settlement of equity awards	(30)	(22)
Net proceeds from issuance of long-term debt	196	—
Proceeds from issuance of ordinary shares under employee stock plans	68	110

Net cash used in financing activities	(1,417)	(1,027)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(3)	8

(Decrease) increase in cash, cash equivalents and restricted cash	(466)	387
Cash, cash equivalents and restricted cash at the beginning of the period	1,857	2,543

Cash, cash equivalents and restricted cash at the end of the period	$1,391	$2,930

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 29, 2019 and March 30, 2018

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 28, 2018	283	$—	$6,457	$(21)	$(4,502)	$1,934
Net income					195	195
Other comprehensive loss				—		—
Issuance of ordinary shares under employee stock plans	1		33			33
Repurchases of ordinary shares	(7)				(327)	(327)
Tax withholding related to vesting of restricted stock units	—				—	—
Dividends to shareholders					(174)	(174)
Share-based compensation			28			28

Balance at March 29, 2019	277	$—	$6,518	$(21)	$(4,808)	$1,689

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balances at December 29, 2017	285	$—	$6,246	$(11)	$(5,174)	$1,061
Net income					381	381
Other comprehensive income				3		3
Issuance of ordinary shares under employee stock plans	2		75			75
Tax withholding related to vesting of restricted stock units					(1)	(1)
Dividends to shareholders					(181)	(181)
Share-based compensation			26			26

Balance at March 30, 2018	287	$—	$6,347	$(8)	$(4,975)	$1,364

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 29, 2019 and March 30, 2018

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard (Note 1)					34	34
Net income					1,029	1,029
Other comprehensive loss				(5)		(5)
Issuance of ordinary shares under employee stock plans	4		68			68
Repurchases of ordinary shares	(13)				(613)	(613)
Tax withholding related to vesting of restricted stock units	(1)				(30)	(30)
Dividends to shareholders					(532)	(532)
Share-based compensation			73			73

Balance at March 29, 2019	277	$—	$6,518	$(21)	$(4,808)	$1,689

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balances at June 30, 2017	292	$—	$6,152	$(17)	$(4,771)	$1,364
Net income					721	721
Other comprehensive income				9		9
Issuance of ordinary shares under employee stock plans	6		110			110
Repurchases of ordinary shares	(10)				(361)	(361)
Tax withholding related to vesting of restricted stock units	(1)				(22)	(22)
Dividends to shareholders					(542)	(542)
Share-based compensation			85			85

Balance at March 30, 2018	287	$—	$6,347	$(8)	$(4,975)	$1,364

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

The results of operations for the three and nine months ended March 29, 2019 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending June 28, 2019. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Both the three and nine months ended March 29, 2019 and March 30, 2018 consisted of 13 weeks and 39 weeks, respectively. Fiscal year 2019, which ends on June 28, 2019, and fiscal year 2018, which ended on June 29, 2018, are both comprised of 52 weeks. The fiscal quarters ended March 29, 2019, December 28, 2018, September 28, 2018, and March 30, 2018, are also referred to herein as the “March 2019 quarter”, the “December 2018 quarter,” the “September 2018 quarter” and the “March 2018 quarter”, respectively.

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

The Company records estimated variable consideration at the time of revenue recognition as a reduction to net revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from Seagate or other agreed upon rebate programs. For the distribution and retailing channel, these sales incentive programs typically involve estimating the most likely amount of rebates related to a customer’s level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Marketing development program costs are accrued and recorded as a reduction to revenue at the same time that the related revenue is recognized.

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

The impact of applying the new accounting standard on the Company’s condensed consolidated financial statements for the three and nine months ended March 29, 2019 was not material.

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

2.	Balance Sheet Information

Available-for-sale Debt Securities

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of March 29, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$239	$—	$239
Time deposits and certificates of deposit	300	—	300

Total	$539	$—	$539

Included in Cash and cash equivalents			$536
Included in Other current assets			3

Total			$539

As of March 29, 2019, the Company’s Other current assets included $3 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of March 29, 2019, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of March 29, 2019.

The fair value and amortized cost of the Company’s debt securities investments classified as available-for-sale as of March 29, 2019, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$539	$539
Due in 1 to 5 years	—	—
Due in 6 to 10 years	—	—
Thereafter	—	—

Total	$539	$539

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$621	$—	$621
Time deposits and certificates of deposit	395	—	395

Total	$1,016	$—	$1,016

Included in Cash and cash equivalents			$1,012
Included in Other current assets			4

Total			$1,016

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in its Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	March 29, 2019	June 29, 2018	March 30, 2018	June 30, 2017
Cash and cash equivalents	$1,388	$1,853	$2,926	$2,539
Restricted cash included in Other current assets	3	4	4	4

Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,391	$1,857	$2,930	$2,543

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	March 29, 2019	June 29, 2018
Raw materials and components	$330	$329
Work-in-process	260	347
Finished goods	411	377

Total inventories	$1,001	$1,053

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	March 29, 2019	June 29, 2018
Property, equipment and leasehold improvements	$9,736	$9,525
Accumulated depreciation and amortization	(7,914)	(7,733)

Property, equipment and leasehold improvements, net	$1,822	$1,792

Investment in Debt Security

As of March 29, 2019 and June 29, 2018, the Company had approximately $1.3 billion investment in non-convertible preferred stock of Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”). The Company has the positive intent and ability to hold the investment until maturity. As such, the investment, with a contractual maturity of six years starting from May 31, 2018, is accounted for as a held-to-maturity debt security, carried at cost and adjusted for amortization of transaction costs into interest income. Additionally, the debt security has a contractual payment-in-kind (“PIK”) income which will be paid in cash upon redemption of the investment. PIK income computed at the contractual rate is accrued into Interest income in the Company’s Condensed Consolidated Statements of Operations and added to the carrying value of the Investment in debt security on its Condensed Consolidated Balance Sheets. For the three and nine months ended March 29, 2019, the PIK income earned was $16 million and $47 million, respectively. There was no other-than-temporary impairment identified for the three and nine months ended March 29, 2019. Please refer to Note 8 - Fair Value for more details.

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	March 29, 2019	June 29, 2018
Dividends payable	$174	$181
Other accrued expenses	417	417

Total accrued expenses	$591	$598

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available-for-Sale Debt Securities	Unrealized Gains/(Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)
Other comprehensive income (loss) before reclassifications	—	—	—	(4)	(4)
Amounts reclassified from AOCI	(1)	—	—	—	(1)

Other comprehensive income (loss)	(1)	—	—	(4)	(5)

Balance at March 29, 2019	$(1)	$—	$(4)	$(16)	$(21)

Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	—	9	9
Amounts reclassified from AOCI	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	9	9

Balance at March 30, 2018	$—	$—	$(5)	$(3)	$(8)

3.	Debt

Revolving Credit Facility

On February 20, 2019, the Company terminated its senior unsecured revolving credit facility scheduled to expire on January 15, 2020, under which the Company was able to draw up to $700 million. Upon termination, the Company and its subsidiary Seagate HDD Cayman entered into a new credit agreement (the “2019 Revolving Credit Facility”) which provides the Company with a $1.3 billion senior unsecured revolving credit facility. The term of the 2019 Revolving Credit Facility is through February 20, 2024. The loans made under the 2019 Revolving Credit Facility will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain other material subsidiaries of the Company fully and unconditionally guarantee the revolving credit facility. The 2019 Revolving Credit Facility also allows the Company to increase the facility by up to an aggregate of $300 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million, and (iii) the existing commitments under the facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility is also available for swing line loans.

The 2019 Revolving Credit Facility includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of March 29, 2019 and expects to be in compliance for the next 12 months.

As of March 29, 2019, $200 million had been drawn and no letters of credit or swing line loans had been utilized under the 2019 Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The Company recorded a loss of approximately $1 million and $3 million on repurchases during the three and nine months ended March 30, 2018, respectively, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations. On November 15, 2018, the 2018 Notes matured and the Company repaid the entire outstanding principal amount of $499 million, plus accrued and unpaid interest.

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

At March 29, 2019, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2019	$—
2020	—
2021	—
2022	750
2023	951
Thereafter	2,862

Total	$4,563

4.	Income Taxes

The Company recorded income tax provisions of $20 million and $52 million in the three and nine months ended March 29, 2019, respectively. The income tax provision for the three and nine months ended March 29, 2019 included approximately $9 million and $5 million of net discrete tax expense, respectively, primarily associated with a deferred withholding tax liability resulting from a change in indefinite reinvestment assertion for a foreign subsidiary. This was partially offset by the recognition of previously unrecognized tax benefits related to the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and nine months ended March 29, 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the nine months ended March 29, 2019, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $19 million to $41 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $41 million at March 29, 2019, subject to certain future valuation allowance reversals. During the twelve months beginning March 30, 2019, the Company expects that its unrecognized tax benefits could be reduced by approximately $6 million, primarily as a result of the expiration of certain statutes of limitation.

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

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 29, 2019, were as follows:

(Dollars in millions)	Amount
Balance at June 29, 2018	$1,237
Goodwill acquired	—
Goodwill disposed	—
Foreign currency translation effect	—

Balance at March 29, 2019	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Company’s Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of March 29, 2019, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Existing technology	$237	$(167)	$70	2.0 years
Customer relationships	90	(53)	37	3.4 years
Trade name	17	(16)	1	0.8 years
Other intangible assets	41	(20)	21	2.9 years

Total amortizable other intangible assets	$385	$(256)	$129	2.5 years

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

For the three and nine months ended March 29, 2019, the amortization expense of other intangible assets was $20 million and $59 million, respectively. For the three and nine months ended March 30, 2018, the amortization expense of other intangible assets was $21 million and $90 million, respectively. As of March 29, 2019, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter was as follows:

(Dollars in millions)	Amount
Remainder of 2019	$18
2020	57
2021	29
2022	20
2023	5
Thereafter	—

Total	$129

6.	Restructuring and Exit Costs

For the three and nine months ended March 29, 2019, the Company recorded restructuring charges of approximately $11 million and $39 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.

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

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for the nine months ended March 29, 2019:

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 29, 2018	$5	$4	$—	$1	$1	$—	$2	$—	$11	$18	$42
Restructuring charges	—	3	—	—	—	—	—	4	29	4	40
Cash payments	(5)	(4)	—	—	—	—	(1)	(4)	(36)	(6)	(56)
Adjustments	—	(1)	—	(1)	—	—	—	—	1	—	(1)

Accrual balances at March 29, 2019	$—	$2	$—	$—	$1	$—	$1	$—	$5	$16	$25

Total costs incurred to date as of March 29, 2019	$26	$8	$37	$3	$31	$3	$82	$38	$270	$63	$561

Total expected charges to be incurred as of March 29, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1

Additionally, the Company recorded an impairment charge of $2 million on its held for sale land and building for the nine months ended March 29, 2019, which is included in Restructuring and other, net in the Company’s Condensed Consolidated Statements of Operations. The Company did not record any impairment charge for the three months ended March 29, 2019. Please refer to Note 8 - Fair Value for more details.

7.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses and investments denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was less than $1 million as of March 29, 2019 and the amount of net unrealized gain on cash flow hedges was less than $1 million as of June 29, 2018.

The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $1 million and net gain of $1 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 29, 2019, respectively. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 30, 2018.

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

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 29, 2019 and June 29, 2018. All these foreign currency forward exchange contracts mature within 12 months:

	As of March 29, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$19
Singapore Dollar	—	25
Chinese Renminbi	10	—
British Pound Sterling	20	18
Japanese Yen	39	1,314

	$69	$1,376

	As of June 29, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Japanese Yen	$66	$1,310

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of March 29, 2019, the notional investments underlying the TRS amounted to $114 million. The contract term of the TRS is through January 2020 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company does not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in its Condensed Consolidated Balance Sheets as of March 29, 2019 and June 29, 2018:

	As of March 29, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(21)
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$2		$(22)

	As of June 29, 2018
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	10	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$10		$—

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2019:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$10	$38
Total return swap	Operating expenses	$11	$—

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$1	$—	Other expense, net	$(1)	$1	Other expense, net	$—	$1

As of March 30, 2018, the Company had no outstanding foreign currency forward exchange contracts and the gross fair value of the TRS reflected in the Condensed Consolidated Balance Sheet was immaterial.

The following table shows the effect of the Company’s derivative instruments on its Condensed Consolidated Statement of Comprehensive Income and its Condensed Consolidated Statement of Operations for the three and nine months ended March 30, 2018:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$—	$—
Total return swap	Operating expenses	$(2)	$5

8.	Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of March 29, 2019:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$238	$—	$—	$238
Time deposits and certificates of deposit	—	298	—	298

Total cash equivalents	238	298	—	536

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	2	—	2
Derivative Assets	—	2	—	2

Total assets	$239	$302	$—	$541

Liabilities:
Derivative liabilities	$—	$22	$—	$22

Total liabilities	$—	$22	$—	$22

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$238	$298	$—	$536
Other current assets	1	4	—	5

Total assets	$239	$302	$—	$541

Liabilities:
Accrued expenses	$—	$22	$—	$22

Total liabilities	$—	$22	$—	$22

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 29, 2019, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of March 29, 2019 and June 29, 2018, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

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

Prior to fiscal year 2019, the Company’s strategic investments in privately-held companies without readily determinable fair values were accounted for under the cost method and were recorded at historical cost at the time of investment, with adjustments to the balance only in the event of impairment. Effective June 30, 2018, the Company adopted ASU 2016-01, Financial Instruments, which changed the way the Company accounts for equity investments, excluding investments that qualify for the equity method of accounting. The Company’s equity investments in privately-held companies without readily determinable fair values are now measured using the measurement alternative, defined by ASC 321, Investments — Equity Securities, as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as Other, net in the Company’s Condensed Consolidated Statements of Operations.

As of March 29, 2019 and June 29, 2018, the carrying value of the Company’s strategic investments were $118 million. For the three and nine months ended March 30, 2018, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired and recorded a charge of $3 million in order to write down the carrying value of the investment to its fair value. For the three and nine months ended March 29, 2019, there were no upward or downward adjustments on equity investments as a result of adoption of the measurement alternative during the September 2018 quarter.

As of March 29, 2019 and June 29, 2018, the Company had $52 million and $26 million, respectively, of held for sale land and building (collectively, the “properties”) included in Other current assets on its Condensed Consolidated Balance Sheets. Of the balance as of March 29, 2019, $24 million and $28 million are located in Asia and in the Americas, respectively. Depreciation related to the properties ceased as of the date these were determined to be held for sale. During the September 2018 quarter, the Company accepted an offer to sell the property in Asia to a third party and thereafter, recorded an impairment charge of approximately $2 million for the nine months ended March 29, 2019. The impairment charge was recorded in Restructuring and other, net in the Company’s Condensed Consolidated Statement of Operations. No impairment was identified for the three months ended March 29, 2019 and for the three and nine months ended March 30, 2018. The sale of the properties are expected to be completed by the end of fiscal year 2019, subject to customary closing conditions for both properties and government approval for the sale of the property in Asia.

Other Fair Value Disclosures

The Company’s investment in a debt security, classified as held-to-maturity, represents shares of non-convertible preferred stock of TMC. This debt security has a maturity date of six years starting from May 31, 2018 and is classified as Investment in debt security on the Company’s Condensed Consolidated Balance Sheets. The debt security is recorded at amortized cost and its fair value approximated the carrying value at June 29, 2018. As of March 29, 2019, the fair value of this investment was $1,322 million with an unrealized gain of $4 million on the carrying value of $1,318 million. There was no other-than-temporary impairment identified for the three and nine months ended March 29, 2019. The fair value was determined utilizing Level 2 inputs such as discount rates and yield terms of similar types of securities issued by comparable companies.

The Company’s debt is carried at amortized cost. The estimated fair value of the Company’s debt is derived using the closing price of the same debt instruments as of the date of valuation, which takes into account the yield curve, interest rates and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt:

	March 29, 2019		June 29, 2018
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$—	$—	$499	$501
4.25% Senior Notes due March 2022	749	755	749	743
4.75% Senior Notes due June 2023	951	962	951	942
4.875% Senior Notes due March 2024	498	501	497	489
4.75% Senior Notes due January 2025	975	949	975	936
4.875% Senior Notes due June 2027	695	668	695	650
5.75% Senior Notes due December 2034	489	450	489	441
LIBOR based 2019 Revolving Credit Facility due February 2024	200	200	—	—

	$4,557	$4,485	$4,855	$4,702
Less: debt issuance costs	(35)	—	(36)	—

Long-term debt, net of debt issuance costs	$4,522	$4,485	$4,819	$4,702
Less: current portion of long-term debt, net of debt issuance costs	—	—	(499)	(501)

Long-term debt, less current portion	$4,522	$4,485	$4,320	$4,201

9.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 276,834,237 shares were outstanding as of March 29, 2019, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 29, 2019.

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

On October 29, 2018, the Company’s Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares. As of March 29, 2019, $2.5 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended March 29, 2019:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	13	$613
Tax withholding related to vesting of equity awards	1	30

Total	14	$643

10.	Revenue

The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues by Channel
OEMs	$1,568	$1,971	$5,571	$5,801
Distributors	411	477	1,388	1,406
Retailers	334	355	1,060	1,142

Total	$2,313	$2,803	$8,019	$8,349

Revenues by Geography(1)
Americas	$796	$912	$2,533	$2,700
EMEA	448	522	1,563	1,561
Asia Pacific	1,069	1,369	3,923	4,088

Total	$2,313	$2,803	$8,019	$8,349

(1)	Revenue is attributed to countries based on bill from locations.

11.	Share-based Compensation

The Company recorded approximately $28 million and $73 million of share-based compensation expense during the three and nine months ended March 29, 2019, respectively. The Company recorded approximately $26 million and $85 million of share-based compensation expense during the three and nine months ended March 30, 2018, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended March 29, 2019 and March 30, 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Balance, beginning of period	$222	$236	$237	$233
Warranties issued	24	36	89	111
Repairs and replacements	(23)	(26)	(75)	(80)
Changes in liability for pre-existing warranties, including expirations	(11)	(11)	(39)	(29)

Balance, end of period	$212	$235	$212	$235

13.	Earnings Per Share

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Numerator:
Net income	$195	$381	$1,029	$721

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	281	286	284	288
Weighted-average effect of dilutive securities:
Employee equity award plans	3	5	4	3

Total shares for purpose of calculating diluted net income per share	284	291	288	291

Net income per share:
Basic	$0.69	$1.33	$3.62	$2.50
Diluted	$0.69	$1.31	$3.57	$2.48

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were less than 1 million for the three and nine months ended March 29, 2019, and approximately 1 million for the three and nine months ended March 30, 2018.

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

The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern (“SVHCs”) in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.

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

Unconditional Long-term Purchase Obligations

As of March 29, 2019, the Company had unconditional long-term purchase obligations of approximately $196 million, primarily related to purchase minimum quarterly amounts of inventory components at fixed contractual prices. The Company expects the commitment to total $2 million, $13 million, $8 million, $50 million, $48 million and $75 million for fiscal years 2020, 2021, 2022, 2024, 2025 and thereafter, respectively.

Unconditional Long-term Capital Expenditures

As of March 29, 2019, the Company had $16 million of unconditional long-term commitment primarily related to purchases of equipment.

16.	Subsequent Events

Dividend Declared

On April 30, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on July 3, 2019 to shareholders of record as of the close of business on June 19, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended March 29, 2019, December 28, 2018 and March 30, 2018, referred to herein as the “March 2019 quarter,” the “December 2018 quarter,” and the “March 2018 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2019, December 2018 and March 2018 quarters were all 13 weeks.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Our Company. Overview of our business.

•	Overview of the March 2019 quarter. Highlights of events in the March 2019 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the March 2019 quarter to the December 2018 quarter and the March 2018 quarter.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•	Contractual Obligations and Commitments. Overview of contractual obligations and contingent liabilities and commitments outstanding as of March 29, 2019.

•	Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Overview of the March 2019 quarter

During the March 2019 quarter, we shipped 77 exabytes of HDD storage capacity. We generated revenue of approximately $2.3 billion, gross margin of 26% and our operating cash flow was $438 million. We repurchased approximately 7 million of our ordinary shares for $327 million and paid $178 million in dividends. We entered into a new senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”) and borrowed $200 million from the 2019 Revolving Credit Facility.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	$2,313	$2,715	$2,803	$8,019	$8,349
Cost of revenue	1,712	1,921	1,956	5,711	5,889

Gross margin	601	794	847	2,308	2,460
Product development	238	246	254	750	767
Marketing and administrative	110	120	135	345	422
Amortization of intangibles	6	5	6	17	47
Restructuring and other, net	11	7	11	41	95

Income from operations	236	416	441	1,155	1,129
Other expense, net	(21)	(18)	(48)	(74)	(177)

Income before income taxes	215	398	393	1,081	952
Provision for income taxes	20	14	12	52	231

Net income	$195	$384	$381	$1,029	$721

	For the Three Months Ended			For the Nine Months Ended
	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	100%	100%	100%	100%	100%
Cost of revenue	74	71	70	71	71

Gross margin	26	29	30	29	29
Product development	10	9	9	9	9
Marketing and administrative	5	5	5	4	5
Amortization of intangibles	—	—	—	—	1
Restructuring and other, net	1	—	—	1	1

Income from operations	10	15	16	15	13
Other expense, net	(1)	(1)	(2)	(1)	(2)

Income before income taxes	9	14	14	14	11
Provision for income taxes	1	—	—	1	2

Net income	8%	14%	14%	13%	9%

Revenue

The following table summarizes information regarding consolidated revenues by channel and geography, HDD average drive selling prices (“ASPs”) and HDD exabytes shipped:

	For the Three Months Ended			For the Nine Months Ended
	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Revenues by Channel (%)
OEMs	68%	69%	70%	70%	69%
Distributors	18%	16%	17%	17%	17%
Retailers	14%	15%	13%	13%	14%
Revenues by Geography (%)
Americas	35%	27%	32%	32%	32%
EMEA	19%	22%	19%	19%	19%
Asia Pacific	46%	51%	49%	49%	49%

HDD ASPs (per unit)	$68	$68	$70	$69	$67
HDD Exabytes Shipped	77	87	87	263	245

Revenue in the March 2019 quarter decreased by $402 million from the December 2018 quarter primarily due to the decrease in exabytes shipped as a result of lower demand for our products, seasonality declines and price erosion.

Revenue in the March 2019 quarter decreased by $490 million from the March 2018 quarter primarily due to the decrease in exabytes shipped as a result of less favorable market conditions and price erosion.

Revenue for the nine months ended March 29, 2019 decreased by $330 million from the nine months ended March 30, 2018 primarily due to price erosion, partially offset by an increase in exabytes shipped.

We maintain various sales incentive programs such as channel rebates and price masking. Sales incentive programs were approximately 13%, 13% and 12% of gross drive revenue for the March 2019, December 2018 and March 2018 quarters, respectively. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Cost of revenue	$1,712	$1,921	$1,956	$5,711	$5,889
Gross margin	601	794	847	2,308	2,460
Gross margin percentage	26%	29%	30%	29%	29%

Gross margin as a percentage of revenue for the March 2019 quarter decreased from the December 2018 quarter primarily driven by factory underutilization and price erosion.

Compared to the March 2018 quarter, gross margin as a percentage of revenue for the March 2019 quarter decreased primarily driven by price erosion and factory underutilization.

Compared to the nine months ended March 29, 2019, gross margin as a percentage of revenue for the nine months ended March 30, 2018 remained flat primarily driven by favorable product mix offset by price erosion.

In the March 2019 quarter, total warranty cost was 0.6% of revenue and included a favorable change in estimates of prior warranty accruals of 0.5% of revenue due to improvements in return rates on newer generation products. Warranty cost related to new shipments was 1.1%, 1.1% and 1.3% of revenue for the March 2019, December 2018 and March 2018 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Product development	$238	$246	$254	$750	$767
Marketing and administrative	110	120	135	345	422
Amortization of intangibles	6	5	6	17	47
Restructuring and other, net	11	7	11	41	95

Operating expenses	$365	$378	$406	$1,153	$1,331

Product development expense. Product development expense for the March 2019 quarter decreased by $8 million compared to the December 2018 quarter due to a $7 million decrease in other general expenses mainly as a result of timing of materials purchases, a $4 million decrease in variable compensation expense, offset by a $2 million increase in share-based compensation expense.

Compared to the March 2018 quarter, Product development expense for the March 2019 quarter decreased by $16 million primarily due to a $10 million decrease in variable compensation expense and an $8 million decrease in other general expenses due to operational efficiencies.

Compared to the corresponding nine months ended March 30, 2018, Product development expense for the nine months ended March 29, 2019 decreased by $17 million primarily due to an $18 million decrease in variable compensation expense and a $5 million decrease in salaries and employee benefits primarily due to the voluntary early exit program and restructuring of our workforce in prior periods, partially offset by a $9 million increase in share-based compensation expense.

Marketing and administrative expense. Marketing and administrative expense for the March 2019 quarter decreased by $10 million from the December 2018 quarter, primarily due to a decrease in other general expenses.

Compared to the March 2018 quarter, Marketing and administrative expense for the March 2019 quarter decreased by $25 million, primarily due to a $4 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $13 million decrease in other general expenses and a $7 million decrease in variable compensation expense.

Compared to the corresponding nine months ended March 30, 2018, Marketing and administrative expense for the nine months ended March 29, 2019 decreased by $77 million, primarily due to a $31 million decrease in salaries and employee benefits as a result of the restructuring of our workforce in prior periods, a $30 million decrease in other general expenses due to related operational efficiencies and a $15 million decrease in variable compensation expense.

Amortization of intangibles. Amortization of intangibles for the March 2019 quarter remained flat compared to the December 2018 quarter and March 2018 quarter. Amortization of intangibles for the nine months ended March 29, 2019 decreased by $30 million from the nine months ended March 30, 2018 due to certain intangible assets reaching the end of their useful lives.

Restructuring and other, net. Restructuring and other, net for nine months ended March 29, 2019 was comprised of charges primarily related to a voluntary early exit program. There was no new restructuring plan in the March 2019 quarter.

Restructuring and other, net for nine months ended March 30, 2018 was comprised of restructuring charges to reduce our global workforce by 1,100 employees.

Other Expense, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Other expense, net	$(21)	$(18)	$(48)	$(74)	$(177)

Other expense, net. Other expense, net for the March 2019 quarter remained flat compared to the December 2018 quarter.

Compared to the March 2018 quarter, Other expense, net for the March 2019 quarter decreased by $27 million primarily due to a $16 million increase in interest income on our investment in a debt security, a $9 million net increase in gains due to favorable changes in foreign currency exchange rates, a $6 million decrease in interest expense due to the repayment of certain senior notes, a $3 million decrease due to impairment charge of a strategic investment that did not recur in fiscal year 2019, offset by a $5 million decrease in interest income primarily due to lower average invested balances.

Other expense, net for the nine months ended March 29, 2019 decreased by $103 million from the corresponding period in the prior year, primarily due to a $47 million increase in interest income on our investment in a debt security, a $43 million net increase in gains due to favorable changes in foreign currency exchange rates and a $14 million decrease in interest expense due to the repayment of certain senior notes.

Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2019	December 28, 2018	March 30, 2018	March 29, 2019	March 30, 2018
Provision for income taxes	$20	$14	$12	$52	$231

We recorded income tax provisions of $20 million and $52 million in the three and nine months ended March 29, 2019, respectively. The income tax provision for the three and nine months ended March 29, 2019 included approximately $9 million and $5 million of net discrete tax expense, respectively, primarily associated with a deferred withholding tax liability resulting from a change in indefinite reinvestment assertion for a foreign subsidiary. This was partially offset by the recognition of previously unrecognized tax benefits related to the expiration of certain statutes of limitation.

Our income tax provision recorded for the three and nine months ended March 29, 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the nine months ended March 29, 2019, our unrecognized tax benefits excluding interest and penalties decreased by approximately $19 million to $41 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $41 million at March 29, 2019, subject to certain future valuation allowance reversals. During the 12 months beginning March 30, 2019, we expect that our unrecognized tax benefits could be reduced by approximately $6 million, primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision was $12 million and $231 million in the three and nine months ended March 30, 2018, respectively. The income tax provision for the three and nine months ended March 30, 2018 included approximately $2 million of net discrete tax benefit and approximately $195 million of net discrete tax expense, respectively. The discrete items for the nine months ended March 30, 2018 are primarily associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017, partially offset by the recognition of previously unrecognized tax benefits associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the nine months ended March 30, 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

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

As of the quarter ended September 28, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), we had considered SAB 118 and believed our accounting under ASC 740 for the provisions of the Tax Act was complete.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 29, 2019.

Cash and Cash Equivalents

(Dollars in millions)	March 29, 2019	June 29, 2018	Change
Cash and cash equivalents	$1,388	$1,853	$(465)

Our cash and cash equivalents as of March 29, 2019 decreased by $465 million from June 29, 2018 primarily as a result of repurchases of our ordinary shares of $613 million, dividends to our shareholders of $539 million, repayment of our 2018 Senior Notes of $499 million, and payments for capital expenditures of $451 million, partially offset by net proceeds from the borrowing on the 2019 Revolving Credit Facility of $196 million and net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 29, 2019 was $1,313 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:

•	a decrease of $296 million in accounts receivable, primarily due to a decrease in revenue and improved collections;

•	partially offset by a decrease of $366 million in accounts payable, primarily due to lower material purchases and timing of payments; and

•	a decrease of $108 million in accrued employee compensation primarily due to cash paid to our employees as part of our variable compensation plans.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended March 29, 2019 was $359 million, primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $451 million, offset by the proceeds from the settlement of foreign currency forward exchange contracts of $66 million and the proceeds from the sale of properties previously classified as held for sale of $27 million.

Cash Used in Financing Activities

Cash used in financing activities of $1,417 million for the nine months ended March 29, 2019 was primarily attributable to the following activities:

•	$613 million in payments for repurchase of our ordinary shares;

•	$539 million in dividend payments;

•	$499 million in repayment of our 2018 Senior Notes; and

•	$30 million in payments for taxes related to net share settlement of equity awards;

•	partially offset by $196 million in net proceeds from the borrowing on the 2019 revolving credit facility; and

•	$68 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of March 29, 2019 consisted of: (1) approximately $1.4 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) $1.1 billion available for borrowing from our 2019 Revolving Credit Facility.

On February 20, 2019, we terminated our senior unsecured revolving credit facility scheduled to expire on January 15, 2020, under which we were able to draw up to $700 million. Upon termination, we and our subsidiary Seagate HDD Cayman entered into a new credit agreement which provides us with a $1.3 billion senior unsecured revolving credit facility and an option to increase the facility by up to an aggregate of $300 million provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million, and (iii) the existing commitments under the facility receive 0.50% most favored nation protection.

As of March 29, 2019, approximately $200 million in borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the 2019 Revolving Credit Facility. The 2019 Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The 2019 Revolving Credit Facility includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the 2019 Revolving Credit Facility is through February 20, 2024. We were in compliance with the covenants as of March 29, 2019 and expect to be in compliance for the next 12 months.

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

Dividends declared in the March 2019 quarter of $174 million were subsequently paid on April 3, 2019. Our Board of Directors declared a quarterly cash dividend of $0.63 per share on April 30, 2019, which is payable on July 3, 2019 to shareholders of record at the close of business on June 19, 2019.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, tender offers broker-assisted purchases or other means. On October 29, 2018, our Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares. As of March 29, 2019, $2.5 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with our Articles of Association.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of March 29, 2019, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Contractual Cash Obligations:
Long-term debt, including current portion	$4,563	$—	$—	$1,701	$2,862
Interest payments on debt	1,440	55	420	388	577
Purchase obligations (1)	1,207	924	102	8	173
Operating leases (2)	111	4	20	16	71
Capital expenditures	385	113	272	—	—
Other funding requirements (3)	13	2	11	—	—

Subtotal	7,719	1,098	825	2,113	3,683
Commitments:
Letters of credit or bank guarantees	105	13	92	—	—

Total	$7,824	$1,111	$917	$2,113	$3,683

(1)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)	Consists of funding requirements related to strategic commitments.

As of March 29, 2019, we had a liability of $41 million for unrecognized tax benefits excluding interest and penalties, of which $3 million and an additional $1 million of interest and penalties could result in potential cash payments, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio including investment in debt security in Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”). As of March 29, 2019, we had no other-than-temporary impairment for our investment in debt security and we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of March 29, 2019.

We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our 2019 revolving credit facility bears interest at a variable rate equal to LIBOR plus a variable margin.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of March 29, 2019.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at March 29, 2019
Assets
Cash equivalents:
Floating rate	$539	$—	$—	$—	$—	$—	$539	$539
Average interest rate	2.74%						2.74%
Investment in debt security including accrued PIK income:
Fixed rate	$—	$—	$—	$—	$—	$1,300	$1,300	$1,322
Fixed interest rate						5.00%	5.00%
Debt
Fixed rate	$—	$—	$—	$750	$951	$2,662	$4,363	$4,285
Average interest rate				4.25%	4.75%	4.99%	4.81%
Variable rate	$—	$—	$—	$—	$—	$200	$200	$200
Average interest rate						4.03%	4.03%

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

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. Our foreign currency forward exchange contracts include an aggregate notional amount of 139.5 billion Japanese Yen ($1.3 billion at March 29, 2019 and June 29, 2018), to hedge foreign exchange fluctuations of our investment principal in non-convertible preferred stock debt security of TMC. We did not designate these contracts as hedges under ASC 815, Derivatives and Hedging and, therefore, the change in fair value of these contracts is recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. All foreign currency forward exchange contracts discussed above mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively. As of March 29, 2019, our foreign currency forward exchange contracts include a notional amount of approximately 10.1 billion Japanese Yen ($91 million), to hedge the PIK income related to our TMC investment, out of which $39 million is designated as a cash flow hedge and the remainder of $52 million was de-designated and included in contracts not designated as hedges.

We did not have any material net gains or losses recognized in Other expense, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three and nine months ended March 29, 2019.

The table below provides information as of March 29, 2019 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted- Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai Baht	$19	$33.07	$1
Singapore Dollar	25	1.36	—
Chinese Renminbi	10	6.79	—
British Pound Sterling	38	0.77	1
Japanese Yen	1,353	110.51	(22)

Total	$1,445		$(20)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

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

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act Rule 13a-15, as of March 29, 2019 we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective as of March 29, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 29, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On October 29, 2018, the Company’s Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares. As of March 29, 2019, $2.5 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal quarter ended March 29, 2019, including statutory tax withholdings related to vesting of employee equity awards:

(In millions, except average price paid per share)	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 29, 2018 through January 25, 2019	1	$39.90	1	$2,815
January 26, 2019 through February 22, 2019	2	45.46	2	2,740
February 23, 2019 through March 29, 2019	4	46.74	4	2,544

Total	7		7

(1)	Repurchase of shares including tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.10	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.20	8/20/2010

10.1	Credit Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, an Arranger and a Bookrunner, Bank of America, N.A., BNP Paribas Securities Corp., and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd, and Wells Fargo Bank, National Association, as Documentation Agents.					X

10.2	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as the Guarantor parties, and The Bank of Nova Scotia, as Administrative Agent.					X

10.3	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, and the subsidiary parties thereto, as the Guarantor parties, and The Bank of Nova Scotia, as Administrative Agent.					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: April 30, 2019	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)