Form 10-K
period 2019-06-28
Seagate Technology plc
filed 2019-08-02
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2019

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

D02 NX53

(Zip Code)

Registrant’s telephone number, including area code: (353) (1) 234-3136

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.00001 per share	STX	The NASDAQ Global Select Market

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

    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.9 billion based upon the closing price reported for such date by the NASDAQ.

The number of outstanding ordinary shares of the registrant as of July 29, 2019 was 269,037,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 29, 2019, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended June 28, 2019.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations and our cash liquidity position, our restructuring efforts, the sufficiency of our sources of cash to meet our cash needs for the next 12 months, our expectations regarding capital expenditures, the potential impact of trade barriers or regulatory actions, such as import/export duties and restrictions, tariffs and quotas imposed by the U.S. or other countries in which the Company conducts its business and changes in the regulatory regime governing the flow of data across international borders for the fiscal year ended July 3, 2020. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

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

•

the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests, and maintain a favorable cash liquidity position;

•

the Company’s ability to successfully qualify, manufacture and sell its storage products, particularly new disk drive products with lower cost structures, in increasing capacities on a cost-effective basis and with acceptable quality;

•	possible excess industry supply both with respect to particular storage products and competing alternative storage technology solutions;

•	disruptions to the Company’s supply chain or production capabilities;

•	consolidation trends in the data storage industry;

Seagate Technology public limited company | 2019 Form 10-K | 1

•	fluctuations in interest rates;

•	currency fluctuations that may impact the Company’s margins, international sales and results of operations;

•	fluctuations in the value of the Company’s investments and the associated investment income;

•	the impact of trade barriers such as import/export duties and restrictions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts its business;

•

the evolving legal, regulatory and administrative climate in the international markets where the Company operates, including changes in regulations relating to privacy and protection of data and environmental matters; and

•

cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm, and the cybersecurity threats and vulnerabilities associated with the Company’s infrastructure updates to its information technology systems.

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

Seagate Technology public limited company | 2019 Form 10-K | 2

PART I

ITEM 1.	BUSINESS

We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, reliability, high quality and cost effectiveness. Complementing existing data center storage architecture, solid state drives use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high capacity hard disk drive and a smaller SSD acting as a cache to improve performance of frequently accessed data.

Our HDD products are designed for nearline and mission critical applications in enterprise servers and storage systems; edge non-compute applications, where our products are designed for a wide variety of end user devices such as portable external storage systems, surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles; and edge compute applications, where our products are designed primarily for desktop and mobile computing. Our SSD product portfolio is mainly comprised of Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) and is designed for applications in enterprise servers and storage systems.

Our enterprise data solutions (“EDS”) portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”).

Industry Overview

Data Storage Industry

The data storage industry includes companies that manufacture components or subcomponents designed for data storage devices and companies that provide storage solutions, software and services for enterprise cloud, big data, computing platforms and consumer markets. The rapid growth in data generation and the intelligent application of data are driving demand for data storage. As more data is created at endpoints outside traditional data centers and requires processing at the edge, the need for data storage and management has also increased. Examples of this include autonomous vehicles, smart manufacturing systems and smart cities. We believe the proliferation and personal creation of media-rich digital content, further enabled by fifth-generation wireless (“5G”), the edge, the Internet of things (“IoT”) and artificial intelligence (“AI”), will continue to create demand for higher capacity storage solutions. The new ecosystem is expected to require increasing amounts of data storage both at the edge and in enterprises that store the data.

Markets

The principal data storage markets include:

Enterprise Storage. We define enterprise storage as dedicated storage area networks and hyperscale cloud storage environments. Enterprise and cloud data centers run solutions which are designed for nearline, mission critical and enterprise SSD applications.

Nearline applications are defined as those which require high capacity and energy efficient storage solutions. We expect such applications, which include storage for cloud computing, content delivery and backup services, will continue to grow and drive exabyte demand. Additionally, with the increased requirements for storage capacity and performance driven by the creation and consumption of media-rich content, we expect that the increased exabyte demand will require further buildout of data centers by cloud service providers (“CSPs”) and other enterprises that use high-capacity nearline devices.

Mission critical applications are defined as those that use high performance enterprise class HDDs and SSDs with sophisticated firmware. Enterprise storage is vital to the operation of large-scale enterprise workloads, requiring high performance and high reliability storage solutions. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises utilizing dedicated storage area networks.

Seagate Technology public limited company | 2019 Form 10-K | 3

Edge Non-Compute. We define edge non-compute applications as solutions designed primarily for consumer electronic devices that require a higher capacity, low cost-per-gigabyte storage solution, including surveillance, NAS, DVRs and gaming. Consumer solutions support a variety of consumer and industrial needs with internal and external storage solutions. Disk Drives for external storage are designed for purposes such as portable external storage, and to augment storage capacity in the consumer’s current desktop, notebook, tablet or mobile phone device.

Edge Compute. We define edge compute applications as solutions designed for desktop and mobile compute applications ranging from traditional laptops to convertible systems. Some edge compute applications rely less on built-in storage and instead rely on cloud storage for long-term archiving.

Enterprise Data Solutions. We define enterprise data solutions as applications that provide end-to-end solutions to businesses for the purpose of modular systems and scale-out storage. Applications can contain HDDs and SSDs and may offer file management systems, software and compute power, enabling both private and public clouds.

Participants in the data storage industry include:

Major subcomponent manufacturers. Companies that manufacture components or subcomponents used in data storage devices or solutions include companies that supply spindle motors, heads and media, and application specific integrated circuits (“ASICs”).

Storage device manufacturers. Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers which integrate flash memory into storage products such as SSDs.

Storage solutions manufacturers and system integrators. Companies, such as OEMs, that bundle and package storage solutions, distributors that integrate storage hardware and software into end-user applications, CSPs that provide cloud based solutions to businesses for the purpose of scale-out storage solutions and modular systems, and producers of solutions such as storage racks.

Hyperscale data centers. Large hyperscale data center companies, many of which are CSPs, are increasingly designing their own storage subsystems and having them built by contract manufacturers for use inside their own data centers. This trend is reshaping the storage system and subsystem market and driving innovation in system design and changes in the competitive landscape of large storage system vendors.

Storage services. Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of data.

Demand for Data Storage

The International Data Corporation (“IDC”) forecasted in its 2018 Digitization of the World study that the global datasphere will grow from 33 zettabytes in 2018 to 175 zettabytes by 2025. According to IDC, we are fast approaching a new era of the data age, which we expect will have a positive impact on storage demand. The digital transformation has given rise to many new applications, all of which rely on faster access to and a secure storage of an increasing amount of data.

As more applications require real-time decision making, more data processing and storage is moving near the edge of the network, which we believe will result in a buildup in private and edge cloud environments that will enable fast and secure access to data throughout the IoT ecosystem.

Factors contributing to the growth of digital content include:

•

Creation, sharing and consumption of media-rich content, such as high-resolution photos, high definition videos and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

•	Increasing use of video surveillance and the emergence of new surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

Seagate Technology public limited company | 2019 Form 10-K | 4

•

Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics, artificial intelligence and new technology trends such as self-driving cars and drones, smart manufacturing, and smart cities;

•

The growing need for analysis of and action upon data created at the edge instead of processing and analyzing such data at data centers, which is particularly the case in verticals such as autonomous vehicles, property monitoring systems, smart manufacturing and others;

•	Continued advancement of the cloud, including the build out of large numbers of cloud data centers by CSPs and private companies transitioning on-site data centers into the cloud; and

•	Need for protection of increased digital content through redundant storage on backup devices and externally provided storage services.

As a result of these factors, we anticipate that the nature and volume of content being created will require greater storage capability, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, aggregate, host, distribute, analyze, manage, protect, backup and use such content.

In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyperscale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for data storage solutions going forward.

Demand Trends

We believe that continued growth in digital content creation requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, protect, back up and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the storage solutions will evolve as well.

We expect increased data creation will lead to the expansion of the need for storage in the form of HDDs, EDS and SSDs. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable future, cloud, traditional enterprise, edge non-compute and edge compute markets that require high-capacity storage solutions will be best served by hard disk drives due to their ability to deliver the most cost effective, reliable and energy-efficient mass storage devices. We also believe that as hard disk drive capacities continue to increase, a focus exclusively on unit demand does not reflect the increase in demand for exabytes. As demand for higher capacity drives increases, the demand profile has shifted to reflect fewer total HDD units, but with higher average capacity per drive and higher overall exabyte demand.

Industry Supply Balance

From time to time, the storage industry has experienced periods of imbalance between supply and demand. To the extent that the storage industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

Our Business

Data Storage Technologies

The design and manufacturing of HDDs depends on highly advanced technology and manufacturing techniques. Therefore, it requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms, including upcoming innovations like the throughput-optimizing MACH.2 and the high-capacity enabling heated-assisted magnetic reading (“HAMR”), are focused around the areal density of media and read/write head technologies. This design and manufacturing approach allows us to deliver a portfolio of disk drive products to service a wide range of data storage applications and industries.

Seagate Technology public limited company | 2019 Form 10-K | 5

Disk drives that we manufacture are commonly differentiated by the following key characteristics:

•	input/output operations per second (“IOPS”), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;

•	storage capacity, commonly expressed in terabytes (“TB”), which is the amount of data that can be stored on the disk drive;

•	spindle rotation speed, commonly expressed in revolutions per minute (“RPM”), which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disk drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disk surface;

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disk drive;

•	product quality and reliability, commonly expressed in annualized return rates; and

•	energy efficiency, commonly measured by the power output necessary to operate the disk drive.

Areal density is measured by storage capacity per square inch on the recording surface of a disk. The storage capacity of a disk drive is determined by the size and number of disks it contains as well as the areal density capability of these disks.

We also offer SSDs as part of our storage solutions portfolio. Our portfolio includes devices with SAS and NVMe interfaces. The SSDs differ from HDDs in that they are without mechanical parts.

SSDs store data on NAND flash memory cells, or metal-oxide semiconductor transistors using a charge on a capacitor to represent a binary digit. SSD technology offers fast access to data and robust performance. SSDs complement mission-critical enterprise applications, hyperscale applications, high-density data centers, cloud environments and web servers.

The SSHDs that we manufacture contain a technology that fuses some features of SSDs and HDDs. They include high capacity HDDs with flash memory that acts as a cache to improve performance of frequently accessed data.

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

We believe that because of our vertical design and manufacturing strategy, we are well suited to take advantage of the opportunities to leverage the close interdependence of components for disk drives. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and reduce manufacturing costs by:

•	employing manufacturing automation;

•	employing machine learning algorithms and artificial intelligence;

•	improving product quality and reliability;

•	integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;

•	coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and

•	operating our facilities at optimal capabilities.

Seagate Technology public limited company | 2019 Form 10-K | 6

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

Read/Write Heads. The function of the read/write head is to scan across the disk as it spins, magnetically recording or reading information. The tolerances of read/write heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges related to magnetic film properties and topographical structures are unique to the disk drive industry. We perform all primary stages of design and manufacture of read/write heads at our facilities. We use a combination of internally manufactured and externally sourced read/write heads, the mix of which varies based on product mix, technology and our internal capacity levels.

Media. Data is written to or read from the media, or disk, as it rotates at very high speeds past the read/write head. The media is made from non-magnetic substrates, usually an aluminum alloy or glass and is coated with thin layers of magnetic materials. We use a combination of internally manufactured and externally sourced finished media and aluminum substrates, the mix of which varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties.

Printed Circuit Board Assemblies. The printed circuit board assemblies (“PCBAs”) are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as serial advanced technology architecture (“SATA”), small computer system interface (“SCSI”), or SAS to communicate to the host systems.

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

Contract Manufacturing. We outsource the manufacturing and assembly of certain components and products to third parties in various countries worldwide. This includes outsourcing the PCBAs used in our disk drives, SSDs and storage subsystems. We continue to participate in the design of our components and products and are directly involved in qualifying key suppliers and components used in our products.

Suppliers of Components and Industry Constraints. There are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who

Seagate Technology public limited company | 2019 Form 10-K | 7

manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. However, our business has been adversely affected by our suppliers’ capacity constraints in the past and this could occur again.

Commodity and Other Manufacturing Costs. The production of disk drives requires rare earth elements, precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in price and the supply of which has at times been constrained. In addition to increased costs of components and commodities, volatility in fuel costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of alternative shipment methods to help offset any increase in freight costs, and we will continually review various forms of shipments and routes in order to minimize the exposure to higher freight costs.

Products

We offer a broad range of storage solutions for enterprise, data center, edge non-compute and edge compute applications. We offer more than one product within each product category and differentiate products on the basis of capacity, performance, product quality, reliability, price, form factor, interface, power consumption efficiency, security features and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. Currently our product offerings include:

Enterprise Storage

Enterprise Capacity. Our enterprise capacity hard drives ship in 2.5-inch and 3.5-inch form factors and in storage capacities of up to 16TB. These products are designed for mass capacity data storage, server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces. We also offer low-cost storage options designed specifically for active archive storage environments.

Enterprise Performance HDDs and SSDs. We continue to support 10,000 and 15,000 RPM HDDs, which enable increased throughput and improve energy efficiency. Our enterprise SSDs are available in capacities up to 15TB with endurance options up to 10 drive writes per day (“DWPD”) and various interfaces. Our SSDs deliver the speed and consistency needed for demanding enterprise storage and server applications.

Edge Non-Compute Applications

Surveillance. Our surveillance HDDs are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the surveillance market with support for multiple streams and capacities up to 16TB.

NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 16TB.

Video. Our Video HDDs are used in video applications like DVRs and media centers. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

Gaming. Gaming HDDs are specifically optimized for console gaming usage. These products are designed to enhance the gaming experience during game-load and game-play and are available in capacities up to 8TB.

Consumer Solutions. Our external storage solutions are shipped under the Seagate Backup Plus and Expansion product lines, as well as under the LaCie and Maxtor brand names. These product lines are available in capacities up to 168TB. We strive to deliver the best customer experience, by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Xbox, Sony and Adobe.

Edge Compute Applications

Desktop HDDs. Our 3.5-inch desktop drives ship in both traditional HDD and SSHD configurations and offer up to 14TB of capacity. Desktop drives are designed for applications such as personal computers and workstations.

Seagate Technology public limited company | 2019 Form 10-K | 8

Mobile HDDs. Our 2.5-inch laptop drives ship in a variety of capacities (up to 5TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops, convertible systems and external storage, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

Customers

We sell our products to major OEMs, distributors and retailers.

OEM customers, including large hyperscale data center companies, typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions including sales programs offered to promote selected products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

See “Item 8. Financial Statements and Supplementary Data—Note 13. Business Segment and Geographic Information” contained in this report for a description of our major customers.

Competition

We compete primarily with manufacturers of hard drives used in the enterprise, edge non-compute and edge compute applications and with other companies in the data storage industry that provide SSDs and EDS. Some of the principal factors used by customers to differentiate among data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per terabyte, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently address.

Principal Competitors. We compete with manufacturers of storage solutions and the principal manufacturers in the data storage solution industry include:

•	Seagate, selling the Seagate, LaCie and Maxtor brands;

•	Micron Technology, Inc.;

•	Samsung Electronics;

•	SK hynix, Inc.;

•	Toshiba Memory Holdings Corporation;

•	Toshiba Corporation; and

•	Western Digital Corporation, operating the Western Digital and Hitachi Global Storage Technologies subsidiaries and SanDisk.

Seagate Technology public limited company | 2019 Form 10-K | 9

Price Erosion. Historically, our industry has been characterized by price declines for data storage products with comparable capacity, performance and feature sets (“like-for-like products”). Price declines for like-for-like products (“price erosion”) tend to be more pronounced during periods of:

•	economic contraction in which competitors may use discounted pricing to attempt to maintain or gain market share;

•	few new product introductions when competitors have comparable or alternative product offerings; and

•	industry supply exceeding demand.

Data storage manufacturers typically attempt to offset price erosion with an improved mix of data storage products characterized by higher capacity, better performance and additional feature sets and product cost reductions.

We believe the data storage industry experienced modest price erosion in fiscal years 2019, 2018 and 2017.

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

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Beyond traditional seasonality, variability of sales can be related to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and the supply and demand balance of other components such as NAND and DRAM.

Research and Development

We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology we believe may lead to new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies for our product development teams as well as to allow us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace.

Patents and Licenses

As of June 28, 2019, we had approximately 6,000 U.S. patents and 1,300 patents issued in various foreign jurisdictions as well as approximately 900 U.S. and 500 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

Seagate Technology public limited company | 2019 Form 10-K | 10

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

Employees

At June 28, 2019, we employed approximately 40,500 employees and temporary employees worldwide, of which approximately 33,500 were located in our Asia operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Seagate Technology public limited company | 2019 Form 10-K | 11

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

Website Access. Our website is www.seagate.com. We make available, free of charge at the “Investor Relations” section of our website (investors.seagate.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our website.

Investors. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that the Company posts on its corporate website is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media and others interested in the Company to review the information that it shares on www.seagate.com. Information in, or that can be accessed through, our website is not incorporated into this Form 10-K.

Executive Officers

The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 2, 2019. There are no family relationships among any of our executive officers.

Name	Age	Positions
William D. Mosley	52	Director and Chief Executive Officer
Gianluca Romano	50	Executive Vice President and Chief Financial Officer
James J. Murphy(a)	60	Executive Vice President, Worldwide Sales and Marketing
Jeffrey D. Nygaard	55	Executive Vice President, Global Operations
Katherine E. Schuelke	56	Senior Vice President, Chief Legal Officer and Corporate Secretary

(a)	Mr. Murphy is leaving the Company and will remain for an interim transition period until December 31, 2019.

William D. Mosley, 52, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 25, 2017. He was previously our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.

Gianluca Romano, 50, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc. from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.

Seagate Technology public limited company | 2019 Form 10-K | 12

James J. Murphy, 60, has served as our Executive Vice President of Worldwide Sales and Marketing since January 2017. From 2003 to 2016, Mr. Murphy was employed by Western Digital Corporation where he served in a variety of executive leadership roles including President of Western Digital Corporation, Executive Vice President of Worldwide Sales & Sales Operations, and Vice President of Asia Pacific sales. Mr. Murphy began his career with IBM in 1984 in the sales organization, where he held a number of sales roles with increasing responsibilities over a seven-year period.

Jeffrey D. Nygaard, 55, has served as our Executive Vice President, Operations, Product Development and Technology Development since November 2018. Mr. Nygaard also served as our Executive Vice President, Global Operations from October 2017 to November 2018; Senior Vice President, Global Operations and Supply Chain from March 2017 to October 2017; Senior Vice President, Recording Head Operations from May 2013 to February 2017; Vice President Slider, HGA, HSA Operations from 2011 to April 2013; Vice President and Country Manager, Thailand and Penang Operations from 2009 to 2011; Vice President and Country Manager, Thailand Operations and Asia Drive Engineering from 2006 to 2009; and Vice President, Product and Process Development from 2004 to 2006. From 1994 to 2006, Mr. Nygaard served in varying roles of increasing responsibilities in engineering at Seagate until his promotion to Vice President. Mr. Nygaard began his career with Raytheon and IBM where he held positions as a design engineer and senior engineer.

Katherine E. Schuelke, 56, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. From 2011 to January 2016, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary at Altera Corporation (“Altera”). Prior to that, Ms. Schuelke was Vice President, General Counsel, and Secretary at Altera from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001. Ms. Schuelke began her career at an international law firm.

Seagate Technology public limited company | 2019 Form 10-K | 13

ITEM 1A.	RISK FACTORS

We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price, could harm our ability to compete.

We face intense competition in the data storage industry. Our principal sources of competition include:

•	disk drive and SSD manufacturers, such as Micron Technology, Inc., Samsung Electronics, SK hynix, Inc., Toshiba Corporation, Toshiba Memory Holdings Corporation and Western Digital Corporation; and

•	companies that provide storage subsystems and components to OEMs, including electronic manufacturing services (“EMS”) and contract electronic manufacturing (“CEM”).

The markets for our data storage products are characterized by technological change, which is driven in part by the adoption of new industry standards. These standards provide mechanisms to ensure technology component interoperability but they also hinder our ability to innovate or differentiate our products. When this occurs, our products may be deemed commodities, which could result in downward pressure on prices.

We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance have resulted in increased competition with our lower capacity, smaller form factor disk drives. Some customers for both enterprise and edge compute applications have adopted SSDs as an alternative to hard drives in certain applications. Further adoption of alternative storage technologies may impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material adverse effect on our business, financial condition and results of operations.

In addition, the barriers to entry into our markets could be lowered, allowing large EMS and CEM companies that utilize general-purpose design skills to enter our markets and reduce the value of our specialized research and design skills. If our markets become more commoditized and we fail to deliver innovative, alternative products to our customers or match the price declines or cost efficiencies, we will have difficulty competing against the large EMS and CEM companies. This could result in lower profit margins or a loss of market share. Any significant decline in our market share in any of our principal markets would adversely affect our results of operations.

We must plan our investments in our products and incur costs before we have customer orders or know about the market conditions at the time the products are produced. If we fail to predict demand accurately for our products or if the markets for our products change, we may be unable to meet demand or we may have insufficient demand, which may materially adversely affect our financial condition and results of operations.

Our industry operates primarily on quarterly purchasing cycles, with most of the orders typically coming at the end of each quarter. Our manufacturing process requires us to make significant product-specific investments in inventory each quarter for production in that quarter or a specific quarter in the future. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience higher inventory carrying costs, manufacturing rework costs and product obsolescence. Conversely, if we underestimate demand, we may have insufficient inventory to satisfy demand and may have to forego sales.

Other factors that may affect our ability to anticipate or meet the demand for our products and adversely affect our results of operations include:

•	competitive product announcements or technological advances that result in excess supply when customers cancel purchases in anticipation of newer products;

•	variable demand resulting from unanticipated upward or downward pricing pressures;

•	our ability to successfully qualify, manufacture and sell our data storage products;

•	changes in our product mix, which may adversely affect our gross margins;

•	manufacturing delays or interruptions, particularly at our manufacturing facilities in China, Malaysia, Northern Ireland, Singapore, Thailand or the United States;

Seagate Technology public limited company | 2019 Form 10-K | 14

•	limited access to components that we obtain from a single or a limited number of suppliers; and

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers.

In addition, we derive a portion of our revenues in each quarter from a number of relatively large orders. If one or more of our key customers decides to defer or cancel a purchase order or delay product acceptance in any given quarter, our revenues for that quarter may be significantly reduced and fall below our expectations. Conversely, if one of our key customers unexpectedly increases its orders, we may be unable to produce the additional product volumes in a timely manner or take advantage of any overall increased market demand. This could damage our customer relationships and reputation, which may adversely affect our results of operations.

Changes in demand for computer systems and storage subsystems may in the future cause a decline in demand for our products.

Our products are components in computers, data storage systems and consumer electronic devices. Historically, the demand for these products has been volatile. Unexpected slowdowns in demand for computers, storage subsystems or consumer electronic devices generally result in sharp declines in demand for our products. Declines in consumer spending on the systems and devices that incorporate our products could have a material adverse effect on demand for our products and on our financial condition and results of operations.

Sales to the edge compute market remain an important part of our business. This market, however, has been, and we expect it to continue to be, adversely affected by:

•

announcements or introductions of major new operating systems or semiconductor improvements or shifts in consumer preferences and behavior, such as the shift to tablet computers, smart phones, NAND flash memory or similar devices;

•	longer product life cycles; and

•	changes in macroeconomic conditions that cause consumers to spend less, such as the imposition of new tariffs and increased laws and regulations.

We believe these announcements and introductions from time to time have caused consumers to defer or cancel their purchases, making certain inventory obsolete. Whenever an oversupply of products in the market causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual, which may materially adversely affect our financial results. We believe that the deterioration of demand for disk drives in the edge compute market has accelerated, and this deterioration may continue or further accelerate, which could cause our operating results to suffer.

In addition, the demand for edge non-compute products is volatile. This volatility may be exacerbated by competing alternative storage technologies, such as flash memory, which meet customers’ cost and capacity metrics. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new edge non-compute applications could materially adversely impact our future results of operations.

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

We are dependent on our long-term investments to manufacture adequate products. Our investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest, which would lead to excess capacity, under-utilization charges, impairments or loss of sales and revenue opportunities.

Seagate Technology public limited company | 2019 Form 10-K | 15

Our ability to increase our revenue and maintain our market share depends on our ability to successfully introduce and achieve market acceptance of new products on a timely basis.

The markets for our products are characterized by rapid technological change, frequent new product introductions and technology enhancements, uncertain product life cycles and changes in customer demand.

Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share and results of operations in the future may be adversely affected if we fail to:

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

In addition, the limited number of high-volume OEMs magnifies the potential effect of missing a product qualification opportunity. If the delivery of our products is delayed, our OEM customers may use our competitors’ products to meet their production requirements.

We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If our new products are not successful, our future results of operations may be adversely affected.

If our products do not keep pace with technological changes, our results of operations will be adversely affected.

Our customers demand new generations of storage products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, enhanced security, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. If we are unable to develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts, our business and results of operations may be adversely affected.

When we develop new products with higher capacity and more advanced technology, our results of operations may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products experience increases in failure rates, are of low quality or are not reliable, customers may reduce their purchases of our products, our factory utilization may decrease and our manufacturing rework and scrap costs and our service and warranty costs may increase. In addition, a decline in the reliability of our products may make it more difficult for us to effectively compete with our competitors.

Additionally, we may be unable to produce new products that have higher capacities and more advanced technologies in the volumes and timeframes that are required to meet customer demand. We are transitioning to key areal density recording technologies that use HAMR technology to increase HDD capacities. If our transitions to more advanced technologies, including the transition to HDDs utilizing HAMR technology, require development and production cycles that are longer than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may lose sales and market share, which could significantly harm our financial results.

Seagate Technology public limited company | 2019 Form 10-K | 16

We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness.

Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. If we cannot fund our liquidity requirements, we may have to reduce or delay capital expenditures, product development efforts, investments and other general corporate expenditures. We cannot assure you that any of these remedies would, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our obligations.

We are leveraged and require significant amounts of cash to service our debt. Our debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities and reduce our options for capital allocation. Our high level of debt presents the following risks:

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

In addition, in the event that we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital.

We may not be successful in our efforts to grow our EDS and SSD revenues.

We have made and continue to make investments to grow our EDS and SSD revenues. Our ability to grow EDS and SSD revenues is subject to the following risks:

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

Seagate Technology public limited company | 2019 Form 10-K | 17

Changes in the macroeconomic environment may in the future negatively impact our results of operations.

Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products. Other factors that could have a material adverse effect on demand for our products and on our financial condition and results of operations include conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.

Macroeconomic developments such as the pending withdrawal of the United Kingdom from the European Union, slowing economies in parts of Asia and South America or increased tariffs between the U.S. and China, Mexico and other countries could negatively affect our business, operating results or financial condition which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.

Our quarterly revenue and results of operations may fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be precipitated by a variety of factors, including:

•	uncertainty in global economic and political conditions which may pose a risk to the overall economy and adversely affect our customers’ purchasing behavior;

•	adverse changes in the level of economic activity in the major regions in which we do business;

•	competitive pressures resulting in lower selling prices by our competitors which may shift demand away from our products toward those of our competitors;

•	delays or problems in our introduction of new, more cost-effective products, the inability to achieve high production yields or delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns of our customers;

•	application of new or revised industry standards;

•	disruptions in our supply chain;

•	increased costs or adverse changes in availability of supplies of raw materials or components;

•	the impact of corporate restructuring activities that we have and may continue to engage in;

•	changes in the demand for the computer systems and data storage products that contain our products due to seasonality, economic conditions and other factors;

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

Seagate Technology public limited company | 2019 Form 10-K | 18

We experience seasonal declines in the sales of our products during the second half of our fiscal year which may adversely affect our results of operations.

Sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the edge compute and edge non-compute market applications of our data storage business, this seasonality is partially attributable to the historical trend of our customers’ increased sales of desktop computers, notebook computers and consumer electronics during the back-to-school and winter holiday season. In the enterprise storage market, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. We also experience seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, and the impact of international holidays like Chinese New Year, typically result in lower earnings during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the edge non-compute market, as well as macroeconomic conditions.

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

Our enterprise data storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are also tailored to meet the specific requirements of individual customers, and are often integrated by our customers into the systems and products that they sell. Factors that affect the length of our sales cycle include:

•	the time required for developing, testing and evaluating our products before they are deployed;

•	the size of the deployment; and

•	the complexity of system configuration necessary to deploy our products.

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

We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers.

Some of our key customers account for a large portion of our revenue. While we have long-standing relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process at the customer’s expense. Accordingly, it may be difficult or costly for us to attract new key customers.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Furthermore, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our operating results. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.

Seagate Technology public limited company | 2019 Form 10-K | 19

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

Our international sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in foreign markets, currency exchange fluctuations, longer payment cycles, potential adverse tax consequences, increased costs, our customers’ credit and access to capital, health-related risks, investment risks, tariffs, privacy and protection of data and access to personnel.

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

•

Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominantly in U.S. dollars, even when sold to customers that are located outside the United States. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our price, and adversely impact our profit margins. A weakened dollar could increase the effective cost of expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts which could be designated as cash flow hedges or not designated as hedging instruments. In addition, our hedges may be ineffective, may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.

Seagate Technology public limited company | 2019 Form 10-K | 20

•

Longer Payment Cycles. Our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•

Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. In addition, the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations are reshaping international tax rules in numerous countries. These actual and potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles and interpretations could increase the risk of double taxation, cause increased tax audit activity, and could impact our effective tax rate.

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

•

Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition or the inability to access other financing.

•

Global Health Outbreaks. The occurrence of a pandemic disease may adversely impact our operations and some of our key customers. Such diseases could also potentially disrupt the timeliness and reliability of the distribution network we rely on.

•

Privacy and Protection of Data. Our business is subject to a number of laws, rules and regulations in the countries where we operate pertaining to the collection, processing, security, use, retention and transfer information about our customers, consumers and employees. For example, the General Data Protection Regulation, which is in effect in the European Union (“EU”), applies to our operations. In the U.S., numerous federal and state laws, rules and regulations apply to our data handling practices. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) which will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is unclear whether this legislation will be modified again or how it will be interpreted. The effects of this legislation potentially are wide-ranging and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, other states in the U.S. have proposed or enacted similar laws and regulations relating to privacy and data protection. Laws, rules and regulations relating to privacy and data protection evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. Compliance with various laws, rules and regulations relating to privacy and data protection may require us to change our data practices, which could result in increased costs, require significant changes to our business and operations and otherwise have an adverse effect on our business and results of operations. Violations of privacy or data protection laws could result in adverse effects on our business and results of operations including damage to our brand and reputation, significant financial penalties and liability, governmental investigations and proceedings, and unanticipated changes to our data handling and processing practices.

Seagate Technology public limited company | 2019 Form 10-K | 21

•

Access to Personnel. There is substantial competition for qualified and capable personnel in certain jurisdictions in which we operate, including the U.S., Thailand, China and Singapore, which may make it difficult for us to recruit and retain qualified employees in sufficient numbers. The reductions in workforce that result from our historical restructurings have made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in recruiting or retaining sufficient and adequate personnel in our international operations may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations.

Our business is subject to various laws, regulations and governmental policies that may cause us to incur significant expense.

Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, legislative, regulatory or other areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include antitrust and competition law, improper payments, data privacy and sovereignty, currency exchange controls that could restrict the movement of liquidity from particular jurisdictions, trade controls or tariffs on imports and exports in the U.S. or other countries, complex economic sanctions and the enactment of U.S. tax reform and potential further changes to tax laws may have an effect on our corporate structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. In China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, and the European Union have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, price controls and international trade.

In addition, regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors or agents will not violate these or other applicable laws, rules and regulations to which we may be subject. Violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, damage to our reputation and corporate brand, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. The political and media scrutiny surrounding a governmental investigation for the violation of such laws, even if an investigation does not result in a finding of violation, could cause us significant expense and collateral consequences, including reputational harm, that could have an adverse impact on our business, operating results and financial condition.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has adopted a new approach to trade policy including in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods, including information and communication technology products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties result in lowering our margin on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties, making it more difficult or costly for us to export our products to those countries. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

Seagate Technology public limited company | 2019 Form 10-K | 22

We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences if we encounter cyber-attacks, ransomware or other cyber security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases. We manage and store various proprietary information and sensitive or confidential data relating to our operations. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by storage and maintenance of data will increase. The measures we have implemented to secure our computer equipment and electronic data may be vulnerable to employee error, hacking, malfeasance, system error or other irregularities and may not be sufficient for all eventualities. The insurance coverage we maintain that is intended to address certain data security risks, may be insufficient to cover all types of claims or losses that may arise. We have been, and will likely continue to be, subject to computer viruses or other malicious codes, cyber-attacks or other computer-related attempts to breach the information technology (“IT”) systems we use for these purposes. We may also be subject to IT system failures and network disruptions due to these factors. Experienced computer programmers and hackers may be able to penetrate our network security, misappropriate or compromise our confidential information or that of third-parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Such attempts are increasing in technical sophistication, number and ability to evade detection or to obscure such activities. Although we take steps to protect against and detect such attempts, our efforts may not be sufficient for all eventualities. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We could lose existing or potential customers for outsourcing services or other IT solutions in connection with any actual or perceived security vulnerabilities in our products. Some of our products contain encryption and other measures to protect third-party content stored on our products. Such measures may be compromised, breached or circumvented by sophisticated attackers and losses or unauthorized access to or releases of confidential information may occur. Breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, could expose us, our vendors and customers or other third-parties affected to a risk of loss or misuse of this information, result in litigation or governmental investigations and potential liability for us, damage our brand and reputation or otherwise harm our business. Failure to meet our contractual obligations to promote information security with certain customers may result in liability, including additional costs, indemnification claims, litigation and damage to our brand and reputation. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us. Our business, brand and reputation could also be adversely affected by media or other reports of perceived security vulnerabilities in our products, network or processes, even if unsubstantiated.

We are subject to laws, rules and regulations in the U.S., U.K., EU and other countries relating to the collection, use, and security of user data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers or employees of a data security breach. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. These laws, protocols and standards continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with applicable federal, state or international privacy-related or data protection laws we may be subject to proceedings by governmental entities and incur penalties, significant legal liability or reputational harm.

Seagate Technology public limited company | 2019 Form 10-K | 23

We must successfully maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we expand and improve our IT systems to support our business going forward. Consequently, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with changing and acquiring these systems, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

We rely on sole suppliers or a limited number of suppliers for some or all of these components that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Many of such component suppliers are geographically concentrated which makes our supply chain more vulnerable to regional disruptions such as severe weather, acts of terrorism and an unpredictable geopolitical climate which may have a material impact on the production and availability of many components. If our vendors for these components are unable to meet our cost, quality and supply requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience a shortage in supply or an increase in production costs, which would materially adversely affect our results of operations.

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

From time to time, we may be involved in various legal, regulatory or administrative investigations, negotiations or proceedings arising in the normal course of business. In the event of litigation, government investigations or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation or government proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, which could materially harm our business.

Seagate Technology public limited company | 2019 Form 10-K | 24

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

We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while at the same time controlling operating expenses. If we do not control our operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce operating costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts and efforts to increase automation. Our restructuring efforts may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially adversely affect our financial results.

Consolidation among component manufacturers has resulted and may continue to result in some component manufacturers exiting the industry or not making sufficient investments to develop new components.

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

Seagate Technology public limited company | 2019 Form 10-K | 25

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

Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Our products may contain a defect or be perceived as containing a defect by our customers, as a result of improper use or maintenance. Lead times required to manufacture certain components are significant, and a quality excursion may take significant time and resources to remediate. Defects in our products, third-party components or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:

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

We may pursue strategic alliances, acquisitions, joint ventures and investment opportunities that involve risks that could adversely affect our results of operations.

From time to time, we pursue strategic alliances, acquisitions, joint ventures and investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Therefore, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, the terms on which we are able to consummate a transaction may not be commercially reasonable for us to pursue. We cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments may be limited by our leverage level, the covenants contained in the instruments that govern our outstanding indebtedness, and any agreements governing any other debt we may incur. In addition, our cash reserves could diminish significantly as a result of any acquisitions, joint ventures, strategic alliances or other investments we pursue. Even if we are successful in forming strategic alliances or acquiring, forming joint ventures with or making investments in other companies, we cannot be certain that we will realize the anticipated benefits or synergies of any strategic alliance, acquisition, joint venture or investment that we pursue.

Political events, war, terrorism, natural disasters, public health issues and other circumstances could materially adversely affect our results of operations and financial condition.

War, terrorism, geopolitical uncertainties, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers, logistics providers, manufacturing vendors and customers. Our business

Seagate Technology public limited company | 2019 Form 10-K | 26

operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products and disruptions in our operations and some of our key customers.

Failure to comply with applicable environmental laws and regulations, customer requirements and regulations regarding conflicts minerals and other laws and regulations applicable to our business could have a material adverse effect on our business, results of operations and financial condition.

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

SEC rules require certain disclosures regarding the use of specified minerals, or conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules could affect our ability to source, directly or indirectly, certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Furthermore, our customers and manufacturing stakeholders may place increased demands on our compliance framework which may in turn negatively impact our relationships with our suppliers. If we are unable to comply with requirements regarding the use of conflict and other minerals, our business, financial condition or results of operations may be materially adversely affected.

Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

From time to time, we engage in restructuring plans that may result in workforce reduction and consolidation of our real estate facilities and our manufacturing footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans are expected to be formalized. As a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Additionally, global footprint consolidation and reduction in excess capacity may result in us being unable to respond to increases in forecasted volume of customer demand and loss of revenue opportunity if our competitors have underutilized factories. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that the cost reduction and global footprint consolidation will be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.

Seagate Technology public limited company | 2019 Form 10-K | 27

Our ability to use our net operating loss and tax credit carryforwards might be limited.

The use of a portion of our U.S. net operating loss and tax credit carryforwards is subject to annual limitations pursuant to U.S. tax law. Sections 382 and 383 of the U.S. Internal Revenue Code generally impose annual limitations on the amount of net operating loss and tax credit carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in ownership. As a result, future changes in ownership could put further limitations on the availability of our net operating loss or tax credit carryforwards. See “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” contained in this report for, among other things, a description of current net operating loss and tax credit carryforward limitations.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 8 Financial Statements and Supplementary Data-Note 14. Legal, Environmental and Other Contingencies” contained in this report for a description of pending intellectual property proceedings.

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

Seagate Technology public limited company | 2019 Form 10-K | 28

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

The market price of our ordinary shares has experienced price fluctuations and could be subject to wide fluctuations in the future. The market price of our ordinary shares may fluctuate significantly in response to several factors including:

•	general uncertainty in stock market conditions occasioned by global economic conditions and negative financial news unrelated to our business or industry;

•	the timing and amount of our share repurchases;

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;

•	our failure to meet our guidance or the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	significant announcements by or changes in financial condition of a large customer, if any;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts;

•	actual or anticipated changes in the credit ratings of our indebtedness by rating agencies; and

•	the sale of our ordinary shares held by certain equity investors or members of management.

Market price fluctuations of our ordinary shares could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, in the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Any decision to reduce or discontinue the payment of cash dividends to our shareholders or the repurchase of our ordinary shares pursuant to our previously announced share repurchase program could cause the market price of our ordinary shares to decline significantly.

Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors and our previously announced share repurchase program may be suspended or discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Seagate Technology public limited company | 2019 Form 10-K | 29

ITEM 2.	PROPERTIES

Our principal executive offices are located in Ireland. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire on various dates through 2082.

Our main material manufacturing, product development and marketing and administrative facilities at June 28, 2019 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	554,000	Product development, marketing and administrative and operational offices
Colorado	Owned/Leased	528,000	Product development
Minnesota	Owned/Leased	1,096,000	Manufacture of recording heads and product development
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Wuxi	Leased	704,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased(1)	1,511,000	Manufacture of media
Ayer Rajah	Owned(1)	410,000	Product development
Thailand
Korat	Owned/Leased	2,731,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	422,000	Manufacture of drive subassemblies

(1)	Land leases for these facilities expire on various dates through 2068.

As of June 28, 2019, we owned or leased a total of approximately 11.0 million square feet of space worldwide. The 11.0 million square feet of owned or leased space includes a total of 1.3 million square feet that is currently unoccupied. Substantially all of this unoccupied space relates to owned facilities that are being actively marketed for disposition. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.

ITEM 3.	LEGAL PROCEEDINGS

See “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Seagate Technology public limited company | 2019 Form 10-K | 30

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares trade on the NASDAQ Global Select Market under the symbol “STX.”

As of July 29, 2019, there were approximately 561 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2019 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 27, 2014 to June 28, 2019. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on June 27, 2014, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH

CUMULATIVE TOTAL RETURN*

Among Seagate Technology plc, The S&P 500 Index

And The Down Jones US Computer Hardware Index

	6/27/2014	7/3/2015	7/1/2016	6/30/2017	6/29/2018	6/28/2019
Seagate Technology plc	$100.00	$88.99	$53.45	$81.70	$114.86	$103.67
S&P 500	100.00	107.36	110.67	128.04	144.43	157.30
Dow Jones US Computer Hardware	100.00	122.81	98.01	145.23	183.74	192.41

*	$100 invested on 6/27/2014 in stock and in indices, including reinvestment of dividends.

Copyright © 2019 Bloomberg Finance L.P. All rights reserved.

Seagate Technology public limited company | 2019 Form 10-K | 31

Dividends

Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.

Repurchases of Our Equity Securities

On October 29, 2018, our Board of Directors authorized the repurchase of an additional $2.3 billion of our outstanding ordinary shares and as a result, we had an aggregate authority to repurchase approximately $3.0 billion of its ordinary shares. As of June 28, 2019, $2.2 billion remained available for repurchase under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with our Articles of Association. There is no expiration date on our repurchase authorizations.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended June 28, 2019, including shares withheld for statutory tax withholdings related to vesting of employee equity awards:

Period (In millions, except average price paid per share)	Total Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1st Quarter through 3rd Quarter of Fiscal Year 2019	14	$45.74	14	$2,544
March 30, 2019 through April 26, 2019	—	—	—	2,544
April 27, 2019 through May 24, 2019	3	46.32	3	2,421
May 25, 2019 through June 28, 2019	5	44.57	5	2,190

Through 4th Quarter of Fiscal Year 2019	22		22	$2,190

(1)	Repurchase of shares including tax withholdings.

ITEM 6.	SELECTED FINANCIAL DATA

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

Seagate Technology public limited company | 2019 Form 10-K | 32

The Consolidated Statements of Operations data for the fiscal years ended June 28, 2019, June 29, 2018 and June 30, 2017, and the Consolidated Balance Sheets data as of June 28, 2019 and June 29, 2018, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended July 1, 2016 and July 3, 2015, and the Consolidated Balance Sheets data at June 30, 2017, July 1, 2016 and July 3, 2015, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015
Revenue	$10,390	$11,184	$10,771	$11,160	$13,739
Gross margin	2,932	3,364	3,174	2,615	3,809
Income from operations	1,487	1,634	1,054	445	2,058
Net income(a)	2,012	1,182	772	248	1,742
Total assets(b)	8,885	9,410	9,268	8,213	9,801
Total debt(b)	4,253	4,819	5,021	4,091	4,111
Equity	$2,162	$1,665	$1,364	$1,593	$3,018

Net income per share:
Basic	$7.13	$4.10	$2.61	$0.83	$5.38
Diluted	7.06	4.05	2.58	0.82	5.26
Number of shares used in per share calculations:
Basic	282	288	296	299	324
Diluted	285	292	299	302	331
Cash dividends declared per ordinary share	$2.52	$2.52	$2.52	$2.43	$2.05

(a)

The Company recorded an income tax benefit of $640 million for fiscal year 2019. The Company’s fiscal year 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in its profitability outlook in the U.S., including its efforts to structurally and operationally align its EDS business with the rest of the Company.

(b)

The Company adopted ASU 2015-03, Interest—Imputation of interest: Simplifying the presentation of debt issuance costs, in fiscal year 2017 on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt previously disclosed as of the fiscal years ended 2015 and 2016 by $44 million and $39 million, respectively, within the Consolidated Balance Sheets.

Supplementary Financial Data (Unaudited)

Quarterly Data

The Company operated and reported financial results based on 13-week quarters in fiscal years 2019 and 2018, which ended on the Friday closest to September 30, December 31, March 31 and June 30.

	Fiscal Year 2019 Quarters Ended
(In millions, except per share data)	June 28, 2019	March 29, 2019	December 28, 2018	September 28, 2018
Revenue	$2,371	$2,313	$2,715	$2,991
Gross margin	624	601	794	913
Income from operations	332	236	416	503
Net income (a)	983	195	384	450
Net income per share:
Basic	$3.57	$0.69	$1.35	$1.57
Diluted	3.54	0.69	1.34	1.54

Seagate Technology public limited company | 2019 Form 10-K | 33

	Fiscal Year 2018 Quarters Ended
(In millions, except per share data)	June 29, 2018	March 30, 2018	December 29, 2017	September 29, 2017
Revenue	$2,835	$2,803	$2,914	$2,632
Gross margin	904	847	877	736
Income from operations	505	441	433	255
Net income	461	381	159	181
Net income per share:
Basic	$1.61	$1.33	$0.55	$0.62
Diluted	1.57	1.31	0.55	0.62

(a)

The Company recorded an income tax benefit of $692 million in the quarter ended June 28, 2019. The Company’s quarter ended June 28, 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in its profitability outlook in the U.S., including its efforts to structurally and operationally align its EDS business with the rest of the Company.

Seagate Technology public limited company | 2019 Form 10-K | 34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended June 28, 2019, June 29, 2018 and June 30, 2017.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2019 comprised 52 weeks and ended on June 28, 2019. Fiscal year 2018 comprised 52 weeks and ended on June 29, 2018. Fiscal year 2017 comprised 52 weeks and ended on June 30, 2017. Fiscal year 2020 will be comprised of 53 weeks and will end on July 3, 2020. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Fiscal Year 2019 Summary. Overview of financial and other highlights affecting us in fiscal year 2019.

•	Results of Operations. Analysis of our financial results comparing fiscal years 2019 and 2018 to the prior-year periods.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including potential sources of liquidity.

•

Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of June 28, 2019 and an explanation of off-balance sheet arrangements.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	For an overview of our business, see “Part I—Item 1. Business—Overview.”

Fiscal Year 2019 Summary

During fiscal year 2019, we shipped 347 exabytes of HDD storage capacity. We generated revenue of $10.4 billion and gross margins of 28% and our operating cash flow was $1.8 billion. We received $1.3 billion from Toshiba Memory Holdings Corporation (“TMHC”, formerly known as “K.K. Pangea”) for the redemption of all of the outstanding shares of non-convertible preferred stock of TMHC held by us. We repurchased approximately 21 million of our ordinary shares for $963 million, paid $819 million for the repurchase of certain of our outstanding debt and paid $713 million in dividends. We entered into a new senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”) and have $1.5 billion available as of June 28, 2019.

Seagate Technology public limited company | 2019 Form 10-K | 35

Results of Operations

We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Revenue	$10,390	$11,184	$10,771
Cost of revenue	7,458	7,820	7,597

Gross margin	2,932	3,364	3,174
Product development	991	1,026	1,232
Marketing and administrative	453	562	606
Amortization of intangibles	23	53	104
Restructuring and other, net	(22)	89	178

Income from operations	1,487	1,634	1,054
Other expense, net	(115)	(216)	(239)

Income before income taxes	1,372	1,418	815
(Benefit) provision for income taxes	(640)	236	43

Net income	$2,012	$1,182	$772

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Revenue	100%	100%	100%
Cost of revenue	72	70	71

Gross margin	28	30	29
Product development	10	9	11
Marketing and administrative	4	5	5
Amortization of intangibles	—	—	1
Restructuring and other, net	—	1	2

Income from operations	14	15	10
Other expense, net	(1)	(2)	(2)

Income before income taxes	13	13	8
(Benefit) provision for income taxes	(6)	2	1

Net income	19%	11%	7%

Seagate Technology public limited company | 2019 Form 10-K | 36

The following table summarizes information regarding consolidated revenue by channel and geography, HDD price per terabyte and HDD exabytes shipped:

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Revenue by Channel (%)
OEMs	70%	70%	70%
Distributors	17%	17%	17%
Retailers	13%	13%	13%
Revenue by Geography (%) (1)
Americas	32%	33%	33%
EMEA	19%	18%	20%
Asia Pacific	49%	49%	47%

HDD Price per Terabyte	$30	$33	$41
HDD Exabytes Shipped	347	338	263

(1)	Revenue is attributed to countries based on the bill from location.

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
Revenue	$10,390	$11,184	$(794)	(7)%

Revenue in fiscal year 2019 decreased approximately 7% or $0.8 billion, from fiscal year 2018, primarily due to less favorable market conditions during the first half of the fiscal year and price erosion, partially offset by an increase in exabytes shipped.

Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
Cost of revenue	$7,458	$7,820	$(362)	(5)%
Gross margin	2,932	3,364	(432)	(13)%
Gross margin percentage	28%	30%

For fiscal year 2019, gross margin as a percentage of revenue decreased compared to the prior fiscal year due to price erosion partially offset by improved product mix.

Seagate Technology public limited company | 2019 Form 10-K | 37

Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
Product development	$991	$1,026	$(35)	(3)%
Marketing and administrative	453	562	(109)	(19)%
Amortization of intangibles	23	53	(30)	(57)%
Restructuring and other, net	(22)	89	(111)	(125)%

Operating expenses	$1,445	$1,730	$(285)

Product Development Expense. Product development expenses for fiscal year 2019 decreased by $35 million from fiscal year 2018 primarily due to a $38 million decrease in variable compensation expense, partially offset by a $5 million increase in other employee benefits.

Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2019 decreased by $109 million from fiscal year 2018 primarily due to a $27 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, a $44 million decrease in other general expenses due to related operational efficiencies, a $24 million decrease in variable compensation expense and a $14 million decrease in share-based compensation expense.

Amortization of Intangibles. Amortization of intangibles for fiscal year 2019 decreased by $30 million, as compared to fiscal year 2018, due to certain intangible assets reaching the end of their useful lives.

Restructuring and Other, net. Restructuring and other, net for fiscal year 2019 was comprised primarily of a $75 million net gain from the sale of a certain property partially offset by charges related to a voluntary early exit program.

Restructuring and other, net for fiscal year 2018 was comprised primarily of restructuring charges to reduce our workforce by approximately 1,100 employees. Restructuring and other, net also included a gain of $25 million from the sale of certain properties during fiscal year 2018.

Other expense, net

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
Other expense, net	$(115)	$(216)	$101	(47)%

Other expense, net for fiscal year 2019 decreased by $101 million, as compared to fiscal year 2018 mainly due to a $56 million increase in interest income on our investment in a debt security, a $37 million net increase in gains on settlement of derivatives and a $13 million net decrease in interest expense due to the repayment of certain long-term debt.

Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
(Benefit) provision for income taxes	$(640)	$236	$(876)	(371)%

We recorded an income tax benefit of $640 million for fiscal year 2019 compared to an income tax provision of $236 million for fiscal year 2018. Our fiscal year 2019 income tax benefit included a net tax benefit of $761 million primarily

Seagate Technology public limited company | 2019 Form 10-K | 38

associated with the release of valuation allowance on deferred tax assets driven by improvements in our profitability outlook in the U.S., including our efforts to structurally and operationally align our EDS business with the rest of the Company. Our fiscal year 2018 income tax provision included approximately $204 million of tax expense associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the U.S. Tax Cuts and Jobs Act (“the Tax Act”) on December 22, 2017, offset by the reversal of previously recorded unrecognized tax benefits of $7 million, and certain non-recurring items.

Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Malaysia, Singapore and Thailand. These tax incentives are scheduled to expire in whole or in part at various dates through 2025. Certain tax incentives may be extended if specific conditions are met.

Our income tax benefit recorded for fiscal year 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) a decrease in valuation allowance for certain deferred tax assets, primarily driven by improvements in our profitability outlook in the U.S.; and (ii) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland. Our income tax provision recorded for fiscal year 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate.

Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

The Tax Act significantly revised U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries.

The U.S. tax law changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), will not materially impact our current tax expense in the short-term due to our large net operating loss and tax credit carryovers. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and Base Erosion Anti-Avoidance Tax (“BEAT”), are effective beginning in fiscal year 2019. For fiscal year 2019, we have included these effects of the Tax Act in our financial statements and concluded the impact is not material.

As of the quarter ended September 28, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of Accounting Standards Codification (“ASC”) 740—Income Taxes associated with the enactment of the Tax Act), we had considered SAB 118 and concluded our accounting under ASC 740 for the provisions of the Tax Act was complete. There were no adjustments deemed necessary in fiscal year 2019.

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

Seagate Technology public limited company | 2019 Form 10-K | 39

Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Cost of revenue	$7,820	$7,597	$223	3%
Gross margin	3,364	3,174	190	6%
Gross margin percentage	30%	29%

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

Product Development Expense. Product development expenses for fiscal year 2018 decreased by $206 million from fiscal year 2017 primarily due to a $97 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, an $83 million decrease due to related operational efficiencies and a $26 million decrease due to impairment charges related to the closure of our Korea design center in fiscal year 2017, which did not recur in fiscal year 2018.

Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2018 decreased by $44 million from fiscal year 2017 primarily due to a $54 million decrease in salaries and related benefits as a result of the restructuring of our workforce in prior periods, partially offset by an increase in other general expenses.

Amortization of Intangibles. Amortization of intangibles for fiscal year 2018 decreased by $51 million, as compared to fiscal year 2017, due to certain intangible assets reaching the end of their useful lives.

Restructuring and Other, net. Restructuring and other, net for fiscal year 2018 was comprised primarily of restructuring charges recorded during the fiscal quarters ended September 29, 2017 and December 29, 2017 to reduce our workforce by approximately 1,100 employees. Restructuring and other, net also included a gain of $25 million from the sale of certain properties previously classified as held for sale.

Restructuring and other, net for fiscal year 2017 was comprised of restructuring charges recorded during the fiscal quarters ended September 30, 2016 and March 31, 2017 to reduce our workforce by approximately 6,800 employees, as we continue to consolidate our global footprint across Asia, EMEA and the Americas.

Other expense, net

	Fiscal Years Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Change	% Change
Other expense, net	$(216)	$(239)	$23	(10)%

Seagate Technology public limited company | 2019 Form 10-K | 40

Other expense, net for fiscal year 2018 decreased by $23 million, as compared to fiscal year 2017 due to a $26 million increase in interest income primarily driven by higher interest rates, a $9 million net decrease in losses related to strategic investments and a $6 million net decrease in losses due to favorable changes in foreign currency exchange rates, partially offset by an $18 million net increase in interest expense due to the issuance of $1.25 billion of Senior Notes in fiscal year 2017 and reduced by the subsequent repurchase of certain debt.

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

Our income tax provision recorded for fiscal year 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate. Our income tax provision recorded for fiscal year 2017 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; (ii) a decrease in valuation allowance for certain deferred tax assets; and (iii) permanent differences.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of June 28, 2019.

Cash and Cash Equivalents

	As of
(Dollars in millions)	June 28, 2019	June 29, 2018	Change
Cash and cash equivalents	$2,220	$1,853	$367

Our cash and cash equivalents increased by $367 million from June 29, 2018 as a result of net cash flow of $1.8 billion provided by operating activities and $1.3 billion cash inflows from the redemption of investment in non-convertible preferred stock of TMHC, offset by payments for capital expenditures of $602 million, net cash outflows for repurchase of our ordinary

Seagate Technology public limited company | 2019 Form 10-K | 41

shares of $963 million, dividends paid out to shareholders of $713 million and net repayment of long-term debt of $574 million. The following table summarizes results from the Consolidated Statement of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Net cash flow provided by (used in):
Operating activities	$1,761	$2,113	$1,916
Investing activities	846	(1,588)	(459)
Financing activities	(2,212)	(1,211)	(46)
Effect of foreign currency exchange rates	(1)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	$394	$(686)	$1,411

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year 2019 was approximately $1.8 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, a release of valuation allowance related to our U.S. deferred tax assets and:

•	a decrease of $204 million in accounts receivable, primarily due to lower revenue; and

•	a decrease of $80 million in inventories, primarily due to a decrease in units built; partially offset by

•	a decrease of $268 million in accounts payable, primarily due to a decrease in direct material purchases; and

•	a decrease of $84 million in accrued employee compensation, primarily due to a decrease in our variable compensation expense.

Cash provided by operating activities for fiscal year 2018 was approximately $2.1 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes primarily due to the remeasurement of our U.S. deferred tax assets at the lower corporate tax rate, share-based compensation and:

•	an increase of $65 million in accounts payable, primarily due to timing of payments of capital expenditures; and

•	a decrease of $71 million in vendor receivables, primarily due to improved collections; partially offset by

•	an increase of $71 million in inventories, primarily due to an increase in units built.

Cash provided by operating activities for fiscal year 2017 was approximately $1.9 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation and:

•	a decrease of $122 million in accounts receivable, primarily due to a decrease in revenue and improved collections; and

•	an increase of $121 million in accounts payable, primarily due to timing of payments for material purchases; partially offset by

•	an increase of $114 million in inventories, primarily due to an increase in units built in connection with our manufacturing footprint consolidating activities.

Cash Provided by (Used in) Investing Activities

In fiscal year 2019, we received $0.8 billion for net cash investing activities, which was primarily due to proceeds of $1.3 billion from the redemption of an investment in non-convertible preferred stock of TMHC and the proceeds of $144 million primarily from the sale of certain properties, partially offset by the payments for the purchase of property, equipment and leasehold improvements of approximately $602 million.

Seagate Technology public limited company | 2019 Form 10-K | 42

In fiscal year 2018, we used $1.6 billion for net cash investing activities, which was primarily due to our investment in the TMHC debt security of $1.3 billion and the payments for the purchase of property, equipment and leasehold improvements of approximately $366 million, partially offset by the proceeds of $69 million from the sale of properties.

In fiscal year 2017, we used $459 million for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $434 million.

Cash Used in Financing Activities

Net cash used in financing activities of $2.2 billion for fiscal year 2019 was primarily attributable to the following activities:

•	$963 million in payments for repurchases of ordinary shares;

•	$713 million in dividend payments; and

•	$574 million net repayment of long-term debt.

Net cash used in financing activities of $1.2 billion for fiscal year 2018 was primarily attributable to the following activities:

•	$726 million in dividend payments;

•	$361 million in payments for repurchases of ordinary shares; and

•	$214 million of repayments of long-term debt; offset by

•	$113 million in proceeds from the issuance of ordinary shares under employee stock plans.

Net cash used in financing activities of $46 million for fiscal year 2017 was primarily attributable to the following activities:

•	net proceeds of $1.2 billion received from issuance of $750 million of 4.25% Senior Notes due 2022 and $500 million of 4.875% Senior Notes due 2024;

•	$86 million in proceeds from the issuance of ordinary shares under employee stock plans; offset by

•	$561 million in dividend payments;

•	$460 million in payments for repurchases of ordinary shares; and

•	$316 million of redemption and repurchase of long-term debt.

Liquidity Sources

Our primary sources of liquidity as of June 28, 2019, consist of: (1) approximately $2.2 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing from our 2019 Revolving Credit Facility.

On February 20, 2019, we terminated our senior unsecured revolving credit facility scheduled to expire on January 15, 2020, under which we were able to draw up to $700 million. Upon termination, we and our subsidiary Seagate HDD Cayman entered into the 2019 Revolving Credit Facility, which provides us with a $1.3 billion senior unsecured revolving credit facility. On May 28, 2019, we increased our 2019 Revolving Credit Facility from $1.3 billion to $1.5 billion. The 2019 Revolving Credit Facility also allows us to increase the facility by up to an aggregate of $100 million provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million and (iii) the existing commitments under the facility receive 0.50% most favored nation protection.

As of June 28, 2019, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the 2019 Revolving Credit Facility.

The 2019 Revolving Credit Facility includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The 2019 Revolting Credit Facility has a final maturity of February 20, 2024.

Seagate Technology public limited company | 2019 Form 10-K | 43

As of June 28, 2019, cash and cash equivalents held by non-Irish subsidiaries was $2.2 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

On July 30, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on October 9, 2019 to shareholders of record as of the close of business on September 25, 2019.

As of June 28, 2019, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants in our debt agreements over the next 12 months.

The carrying value of our debt as of June 28, 2019 and June 29, 2018 was $4.3 billion and $4.8 billion, respectively. The table below presents the principal amounts of our outstanding debt:

	As of
(Dollars in millions)	June 28, 2019	June 29, 2018	Change
3.75% Senior Notes due November 2018	$—	$499	$(499)
4.25% Senior Notes due March 2022	750	750	—
4.75% Senior Notes due June 2023	941	951	(10)
4.875% Senior Notes due March 2024	500	500	—
4.75% Senior Notes due January 2025	920	975	(55)
4.875% Senior Notes due June 2027	690	697	(7)
5.75% Senior Notes due December 2034	490	490	—

	$4,291	$4,862	$(571)

From time to time, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means. During fiscal year 2019, we repurchased approximately 22 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of June 28, 2019, $2.2 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with our Articles of Association.

For fiscal year 2020, we expect capital expenditures to be within our long-term targeted range of 6% to 8% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.

Seagate Technology public limited company | 2019 Form 10-K | 44

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of June 28, 2019, are summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,291	$—	$750	$1,441	$2,100
Interest payments on debt	1,364	206	412	305	441
Purchase obligations (1)	1,382	1,170	35	53	124
Operating leases (2)	125	20	26	13	66
Capital expenditures	322	299	23	—	—
Other funding requirements (3)	12	11	1	—	—

Subtotal	7,496	1,706	1,247	1,812	2,731
Commitments:
Letters of credit or bank guarantees	105	93	1	—	11

Total	$7,601	$1,799	$1,248	$1,812	$2,742

(1)	Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)	Consists of funding requirements related to strategic commitments.

As of June 28, 2019, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $4 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of June 28, 2019, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical accounting policies include: Revenue—Sales Program Accruals, Warranty, Income taxes and Assessing Goodwill and Other Long-lived Assets for Impairment. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventories, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue—Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve

Seagate Technology public limited company | 2019 Form 10-K | 45

estimating the most likely amount of rebates related to a customer’s level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. In fiscal years 2019, 2018 and 2017, total sales programs were approximately 11% of gross revenue. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of gross revenue in fiscal years 2019, 2018 and 2017.

Warranty. We estimate probable product warranty costs at the time revenue is recognized. We generally provide a warranty on our products for a period of 1 to 5 years. Our warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. We also exercise judgment in estimating our ability to sell refurbished products. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base our warranty estimates.

Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax provision or benefit will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for, and the amount of, a valuation allowance may also change.

Assessing Goodwill and Other Long-lived Assets for Impairment. We perform a qualitative assessment in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the quantitative goodwill impairment test. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then we perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

We evaluate other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability assessment indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of each asset in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

Seagate Technology public limited company | 2019 Form 10-K | 46

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes and equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of June 28, 2019, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of June 28, 2019.

We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of June 28, 2019.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value at June 28, 2019
Assets
Cash equivalents:
Floating rate	$580	$—	$—	$—	$—	$—	$580	$580
Average interest rate	2.42%						2.42%
Other debt securities
Fixed rate	$—	$3	$—	$—	$—	$4	$7	$7
Average interest rate		5.00%					5.00%
Debt
Fixed rate	$—	$—	$750	$941	$500	$2,100	$4,291	$4,349
Average interest rate			4.25%	4.75%	4.88%	5.02%	4.81%

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

We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The change in fair value of these contracts is recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. All these foreign currency forward exchange contracts mature within 12 months.

We did not have any material net gains (losses) recognized in Cost of revenue, or Other, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the fiscal years 2019 and 2018.

Seagate Technology public limited company | 2019 Form 10-K | 47

The table below provides information as of June 28, 2019 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$100	$1.36	$1
Chinese Renminbi	99	$6.84	(1)
British Pound Sterling	18	$0.80	—

Total	$217		$—

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

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

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plans—the Seagate Deferred Compensation Plans (the “SDCPs”). We entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCPs liabilities. We pay a floating rate, based on the London Inter-Bank Offered Rate (“LIBOR”) plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCPs liabilities due to changes in the value of the investment options made by employees. See “Item 8. Financial Statements and Supplementary Data—Note 8. Derivative Financial Instruments” of this Report on Form 10-K.

Seagate Technology public limited company | 2019 Form 10-K | 48

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Seagate Technology public limited company | 2019 Form 10-K | 49

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 28, 2019	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,220	$1,853
Accounts receivable, net	989	1,184
Inventories	970	1,053
Other current assets	184	220

Total current assets	4,363	4,310
Property, equipment and leasehold improvements, net	1,869	1,792
Investment in debt security	—	1,275
Goodwill	1,237	1,237
Other intangible assets, net	111	188
Deferred income taxes	1,114	417
Other assets, net	191	191

Total Assets	$8,885	$9,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,420	$1,728
Accrued employee compensation	169	253
Accrued warranty	91	112
Current portion of long-term debt	—	499
Accrued expenses	552	598

Total current liabilities	2,232	3,190
Long-term accrued warranty	104	125
Long-term accrued income taxes	4	10
Other non-current liabilities	130	100
Long-term debt, less current portion	4,253	4,320

Total Liabilities	6,723	7,745
Commitments and contingencies (See Notes 14 and 15)
Shareholders’ Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 269,097,971 issued and outstanding at June 28, 2019 and 287,170,363 issued and outstanding at June 29, 2018	—	—
Additional paid-in capital	6,545	6,377
Accumulated other comprehensive loss	(34)	(16)
Accumulated deficit	(4,349)	(4,696)

Total Shareholders’ Equity	2,162	1,665

Total Liabilities and Shareholders’ Equity	$8,885	$9,410

See notes to consolidated financial statements.

Seagate Technology public limited company | 2019 Form 10-K | 50

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Revenue	$10,390	$11,184	$10,771

Cost of revenue	7,458	7,820	7,597
Product development	991	1,026	1,232
Marketing and administrative	453	562	606
Amortization of intangibles	23	53	104
Restructuring and other, net	(22)	89	178

Total operating expenses	8,903	9,550	9,717

Income from operations	1,487	1,634	1,054

Interest income	84	38	12
Interest expense	(224)	(236)	(222)
Other, net	25	(18)	(29)

Other expense, net	(115)	(216)	(239)

Income before income taxes	1,372	1,418	815
(Benefit) provision for income taxes	(640)	236	43

Net income	$2,012	$1,182	$772

Net income per share:
Basic	$7.13	$4.10	$2.61
Diluted	7.06	4.05	2.58
Number of shares used in per share calculations:
Basic	282	288	296
Diluted	285	292	299
Cash dividends declared per ordinary share	$2.52	$2.52	$2.52

See notes to consolidated financial statements.

Seagate Technology public limited company | 2019 Form 10-K | 51

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Net income	$2,012	$1,182	$772
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	—	—	(3)
Less: reclassification for amounts included in net income	—	—	4

Net change	—	—	1

Marketable securities
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—	—
Less: reclassification for amounts included in net income	—	—	—

Net change	—	—	—

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	(16)	1	—
Less: reclassification for amounts included in net income	—	—	2

Net change	(16)	1	2

Foreign currency translation adjustments	(2)	—	5

Total other comprehensive income (loss), net of tax	(18)	1	8

Comprehensive income	$1,994	$1,183	$780

See notes to consolidated financial statements.

Seagate Technology public limited company | 2019 Form 10-K | 52

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$2,012	$1,182	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	541	598	749
Share-based compensation	99	112	137
Impairment of assets	3	—	42
Deferred income taxes	(690)	193	3
Other non-cash operating activities, net	(97)	(11)	27
Changes in operating assets and liabilities:
Accounts receivable, net	204	16	122
Inventories	80	(71)	(114)
Accounts payable	(268)	65	121
Accrued employee compensation	(84)	16	53
Accrued expenses, income taxes and warranty	(81)	(46)	47
Other assets and liabilities	42	59	(43)

Net cash provided by operating activities	1,761	2,113	1,916

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(602)	(366)	(434)
Proceeds from the sale of assets	144	71	—
Proceeds from settlement of foreign currency forward exchange contracts	29	—	—
Purchase of debt security	—	(1,279)	—
Proceeds from redemption of debt security	1,283	—	—
Purchases of strategic investments	(18)	—	(37)
Proceeds from sale of strategic investments	10	—	—
Maturities of short-term investments	—	—	6
Other investing activities, net	—	(14)	6

Net cash provided by (used in) investing activities	846	(1,588)	(459)

FINANCING ACTIVITIES
Redemption and repurchase of debt	(819)	(214)	(316)
Dividends to shareholders	(713)	(726)	(561)
Repurchases of ordinary shares	(963)	(361)	(460)
Taxes paid related to net share settlement of equity awards	(31)	(23)	(27)
Net proceeds from issuance of long-term debt	245	—	1,232
Proceeds from issuance of ordinary shares under employee stock plans	69	113	86

Net cash used in financing activities	(2,212)	(1,211)	(46)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—

Increase (decrease) in cash, cash equivalents and restricted cash	394	(686)	1,411
Cash, cash equivalents and restricted cash at the beginning of the year	1,857	2,543	1,132

Cash, cash equivalents and restricted cash at the end of the year	$2,251	$1,857	$2,543

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$223	$237	$172
Cash paid for income taxes, net of refunds	$39	$43	$33

See notes to consolidated financial statements.

Seagate Technology public limited company | 2019 Form 10-K | 53

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended June 28, 2019, June 29, 2018 and June 30, 2017

(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at, July 1, 2016	299	$—	$5,929	$(25)	$(4,311)	$1,593
Net income					772	772
Other comprehensive income				8		8
Issuance of ordinary shares under employee stock plans	6		86			86
Repurchases of ordinary shares	(12)				(460)	(460)
Tax withholding related to vesting of restricted stock units	(1)				(27)	(27)
Dividends to shareholders					(745)	(745)
Share-based compensation			137			137

Balance at, June 30, 2017	292	—	6,152	(17)	(4,771)	1,364
Net income					1,182	1,182
Other comprehensive income				1		1
Issuance of ordinary shares under employee stock plans	6		113			113
Repurchases of ordinary shares	(10)				(361)	(361)
Tax withholding related to vesting of restricted stock units	(1)				(23)	(23)
Dividends to shareholders					(723)	(723)
Share-based compensation			112			112

Balance at, June 29, 2018	287	—	6,377	(16)	(4,696)	1,665
Cumulative effect of adoption of new revenue standard (Note 1)					34	34
Net income					2,012	2,012
Other comprehensive loss				(18)		(18)
Issuance of ordinary shares under employee stock plans	4		69			69
Repurchases of ordinary shares	(21)				(966)	(966)
Tax withholding related to vesting of restricted stock units	(1)				(31)	(31)
Dividends to shareholders					(702)	(702)
Share-based compensation			99			99

Balance at, June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162

See notes to consolidated financial statements.

Seagate Technology public limited company | 2019 Form 10-K | 54

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

Fiscal Year

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2019, 2018 and 2017 were comprised of 52 weeks ended on June 28, 2019, June 29, 2018 and June 30, 2017, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2020 will be comprised of 53 weeks and will end on July 3, 2020. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.

Summary of Significant Accounting Policies

Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents represent cash and cash equivalents that are restricted as to withdrawal or use for other than current operations.

Short-Term Investments. The Company has short-term investments that are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive loss, which is a component of Shareholders’ Equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

Allowances for Doubtful Accounts. The Company maintains allowances for uncollectible accounts receivable based upon expected collectability. This reserve is established based upon historical trends, global macroeconomic conditions and an analysis of specific exposures. The provision for doubtful accounts is recorded as a charge to Marketing and administrative expense on the Company’s Consolidated Statements of Operations.

Inventories. Inventories are valued at the lower of cost (using the first-in, first-out method) and net realizable value. Net realizable value is based upon the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to reduce cost of inventories to its net realizable value are made, if required, for estimated excess or obsolescence determined primarily by future demand forecasts.

Seagate Technology public limited company | 2019 Form 10-K | 55

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

Goodwill. The Company performs a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

Other Long-lived Assets. The Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company performs a recoverability test to assess the recoverability of an asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group and the excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of assets in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

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

Assets Held for Sale. The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

Investment in Debt Security and Payment-in-Kind (“PIK”) Income. The Company had a debt investment in non-convertible preferred stock of Toshiba Memory Holdings Corporation (“TMHC”, formerly known as “K.K. Pangea”) that was fully redeemed by TMHC in June 2019. The Company classified the investment as held-to-maturity as it had the positive intent and ability to hold the security until maturity. This held-to-maturity investment was carried at amortized cost and recorded as Investment in debt security on the Consolidated Balance Sheets.

Transaction costs incurred by the Company to acquire this investment were capitalized and amortized as a reduction of interest income on the Consolidated Statements of Operations over the respective term of the investment. The investment contained a PIK income provision, which represented contractual interest that was due upon redemption, and was accrued and recorded as Interest income each reporting period and added to the carrying value of the Investment in debt security.

Derivative Financial Instruments. The Company records all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company continues to exclude the change in forward points from the assessment of hedge effectiveness and recognizes the excluded component in Other, net in the Consolidated

Seagate Technology public limited company | 2019 Form 10-K | 56

Statements of Operations. Foreign currency forward exchange contracts not designated as hedge instruments are used to economically hedge the foreign currency exposure in the value of an investment denominated in currency other than U.S. dollar. The Company recognizes the unrealized gains and losses due to the changes in the fair value of these contracts in Other, net in the Consolidated Statements of Operations along with the foreign currency gains and losses on remeasurement of such investment.

Warranty. The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally provides warranty on its products for a period of 1 to 5 years. The Company’s warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. The Company also exercises judgment in estimating its ability to sell refurbished products. The Company’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base our warranty estimates.

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs. Effective June 30, 2018, the Company adopted a new revenue recognition policy in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective transition approach as discussed in the section titled Recently Adopted Accounting Pronouncements in this Note 1. Prior to fiscal year 2019, the revenue recognition policy was in accordance with ASC 605, Revenue Recognition. Under ASC 606, the Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue from sales of products is generally recognized upon transfer of control to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products, net of sales taxes. This typically occurs upon shipment from the Company. When applicable, the Company includes shipping charges billed to customers in Revenue and includes the related shipping costs in Cost of revenue on the Company’s Consolidated Statements of Operations.

The Company records estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from Seagate or other agreed upon rebate programs. For the distribution and retail channel, these programs typically involve estimating the most likely amount of rebates related to a customer’s level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Marketing development program costs are accrued and recorded as a reduction to revenue at the same time that the related revenue is recognized.

The Company elected a practical expedient to expense sales commissions as incurred because the amortization period would have been one year or less. These costs are recorded as Marketing and administrative on the Company’s Consolidated Statements of Operations.

Restructuring Costs. The timing of recognition for severance costs depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefit costs covered by existing benefit arrangements are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $22 million, $28 million and $16 million in fiscal years 2019, 2018 and 2017, respectively.

Share-Based Compensation. The Company has elected to apply the with-and-without method to assess the realization of related excess tax benefits. The Company also elected to continue to account for share-based compensation expense net of estimated forfeitures.

Seagate Technology public limited company | 2019 Form 10-K | 57

Accounting for Income Taxes. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company’s uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax provision or benefit will result. The deferred tax assets the Company records each period depend primarily on the Company’s ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for, and the amount of, a valuation allowance may also change.

Financial Instruments Remeasurement. Effective June 30, 2018, the Company adopted ASU 2016-01, Financial Instruments, which changed the way the Company accounts for equity investments that do not qualify for the equity method of accounting. Prior to fiscal year 2019, the Company’s investments in privately-held companies without readily determinable fair value were accounted for under the cost method and were recorded at historical cost at the time of investment, with adjustments to the balance only when impairment occur. Upon adoption of ASU 2016-01, the Company’s equity investment in privately-held companies without readily determinable fair values are now measured using the measurement alternative method as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as Other, net in the Company’s Consolidated Statements of Operations.

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

Concentrations

Concentration of Credit Risk. The Company’s customer base for disk drive products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Dell Inc. accounted for more than 10% of the Company’s accounts receivable as of June 28, 2019 and June 29, 2018.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and foreign currency forward exchange contracts. The Company mitigates concentrations of credit risk in its investments through diversifications, by investing in highly-rated securities and/or major multinational companies.

In entering into foreign currency forward exchange contracts, the Company assumes the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major

Seagate Technology public limited company | 2019 Form 10-K | 58

multinational commercial and investment banks, and the Company has not incurred and does not expect any losses as a result of counterparty defaults.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 (ASC Topic 842), Leases and subsequently issued certain interpretive clarifications on this new guidance which amends a number of aspects of lease accounting, including requiring lessee to recognize a right-of-use (“ROU”) asset and corresponding lease liability for operating leases and enhanced disclosures. The lease liability is measured at the present value of the remaining lease payments and the ROU asset will be based on the lease liability and is adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs.

The Company will adopt this ASU effective June 29, 2019 using the modified retrospective method. The Company will elect the practical expedients which allows for not reassessing whether existing contracts contain leases, the classifications of existing leases and whether the existing initial direct costs meet the new definition. In addition, the Company will elect to combine lease and non-lease components for facility leases and to keep leases with an initial term of 12 months or less off the balance sheet.

While the Company will continue to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, the Company expects to recognize ROU assets and corresponding lease liabilities of approximately $114 million and $74 million, respectively, on the Consolidated Balance Sheet, primarily relating to real estate operating leases. The Company does not expect the adoption of this ASU to have a material impact on its other consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (“the Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company is required to adopt the guidance in the first quarter of fiscal 2020. The adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 (ASC Subtopic 350-40), Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company is required to adopt the guidance in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, and FASB also issued certain interpretive clarifications on this new guidance which outlines a single comprehensive model for entities to use in

Seagate Technology public limited company | 2019 Form 10-K | 59

accounting for revenue arising from contracts with customers and supersedes the revenue recognition guidance under ASC 605. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU became effective and was adopted by the Company in the quarter ended September 28, 2018 under the modified retrospective approach with a cumulative adjustment to accumulated deficit at the date of adoption. The Company has completed the adoption and implemented policies, processes and controls to support the new standard’s measurement and disclosure requirements.

The Company applied ASC 606 using a modified retrospective transition approach to all contracts that were not completed as of June 29, 2018. Results for reporting periods beginning June 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported under the historical accounting standard. As a result of the adoption, the Company identified a change in revenue recognition timing on its product sales made to certain retail customers and started to recognize revenue when the Company transfers control to the applicable customers rather than deferring recognition until those customers sell the products. In addition, the Company established accruals for the variable consideration related to customer incentives on these arrangements. On the date of initial adoption, the Company removed the related deferred income on the product sales made to these customers and recorded estimates of the accrual for variable consideration through a cumulative adjustment to accumulated deficit. The cumulative effect of the change to the Company’s Consolidated Balance Sheet from the adoption of ASC 606 was as follows:

(Dollars in millions)	As of June 29, 2018	Effect of adoption of ASC 606	As of June 30, 2018
Accounts receivable, net	$1,184	$9	$1,193
Inventories	$1,053	$(9)	$1,044
Accrued expenses	$598	$(34)	$564
Accumulated deficit	$(4,696)	$34	$(4,662)

The impact of applying the new accounting standard on the Company’s consolidated financial statements for the year ended June 28, 2019 was not material.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments—Overall Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments—Overall: Technical Correction and Improvements, issued in February 2018. The amendments in these ASUs require entities to measure all equity investments at fair value with changes recognized through net income. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. These ASUs became effective and were adopted by the Company in the quarter ended September 28, 2018. For equity investments without readily determinable fair value, the Company elected the measurement method as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for an identical or similar investment in the same issuer. The adoption of this guidance had no impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01 (ASC Topic 805), Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted the guidance in the quarter ended September 28, 2018. The adoption of this guidance had no impact on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09 (ASC Topic 718), Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the guidance in the quarter ended September 28, 2018. The adoption of this guidance had no impact on its consolidated financial statements and disclosures.

Seagate Technology public limited company | 2019 Form 10-K | 60

2.	Balance Sheet Information

Available-for-sale Debt Securities

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$417	$—	$417
Time deposits and certificates of deposit	133	—	133
Other debt securities	7	—	7

Total	$557	$—	$557

Included in Cash and cash equivalents			$548
Included in Other current assets			2
Included in Other assets, net			7

Total			$557

As of June 28, 2019, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.

As of June 28, 2019, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of June 28, 2019.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at June 28, 2019 by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$550	$550
Due in 1 to 5 years	3	3
Due in 6 to 10 years	—	—
Thereafter	4	4

Total	$557	$557

Seagate Technology public limited company | 2019 Form 10-K | 61

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2018:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Money market funds	$621	$—	$621
Time deposits and certificates of deposits	395	—	395

Total	$1,016	$—	$1,016

Included in Cash and cash equivalents			$1,012
Included in Other current assets			4

Total			$1,016

As of June 29, 2018, the Company’s Other current assets included $4 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of June 29, 2018, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2018.

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016
Cash and cash equivalents	$2,220	$1,853	$2,539	$1,125
Restricted cash included in Other current assets	31	4	4	7

Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$2,251	$1,857	$2,543	$1,132

As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.

Accounts Receivable, net

The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	June 28, 2019	June 29, 2018
Accounts receivable	$993	$1,188
Allowances for doubtful accounts	(4)	(4)

Account receivable, net	$989	$1,184

Seagate Technology public limited company | 2019 Form 10-K | 62

Activity in the allowances for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (a)	Balance at End of Period
Fiscal year ended June 30, 2017	$9	(4)	—	$5
Fiscal year ended June 29, 2018	$5	—	(1)	$4
Fiscal year ended June 28, 2019	$4	—	—	$4

(a)	Uncollectible accounts written off, net of recoveries.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	June 28, 2019	June 29, 2018
Raw materials and components	$336	$329
Work-in-process	217	347
Finished goods	417	377

Total inventories	$970	$1,053

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 28, 2019	June 29, 2018
Land and land improvements		$48	$55
Equipment	3 – 5	7,726	7,472
Buildings and leasehold improvements	Up to 30	1,795	1,805
Construction in progress		266	193

		9,835	9,525
Less: accumulated depreciation and amortization		(7,966)	(7,733)

Property, equipment and leasehold improvements, net		$1,869	$1,792

Depreciation expense, which includes amortization of leasehold improvements, was $464 million, $487 million and $581 million for fiscal years 2019, 2018 and 2017, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2019, 2018 and 2017, the Company capitalized interest of $3 million, $1 million and $4 million, respectively.

In fiscal year 2019, the Company did not have any material write-offs or accelerated depreciation of fixed assets. In fiscal year 2018, the Company recognized a charge of $7 million from the write-off and accelerated depreciation of certain fixed assets, of which $1 million, $4 million and $2 million was recorded to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statement of Operations. In fiscal year 2017, the Company determined it would discontinue the use of certain manufacturing property and equipment in the short-term, and that certain other buildings, land and manufacturing property and equipment were permanently impaired. As a result, the Company recognized charges of $72 million in fiscal year 2017 from the write-off and accelerated depreciation of these fixed assets, including $35 million impairment on land and buildings classified as held for sale under Other current assets in the Consolidated Balance Sheet. Please refer to Note 9. Fair Value for more details.

Seagate Technology public limited company | 2019 Form 10-K | 63

Investment in Debt Security

On May 31, 2018, the Company invested approximately $1.3 billion in non-convertible preferred stock of Toshiba Memory Corporation (“TMC”, formerly known as “K.K. Pangea”), a subsidiary of Toshiba Memory Holdings Corporation (“TMHC”), with a consortium of investors led by Bain Capital Private Equity. The Company’s investment in TMC was subsequently transferred to TMHC. On June 17, 2019, the Company received approximately $1.3 billion in cash from TMHC for the redemption of all the outstanding shares of non-convertible preferred stock of TMHC held by the Company. The proceeds from the redemption include the original principal and accrued PIK income. As of June 29, 2018, no impairment was identified and the fair value of the investment was determined to approximate its carrying value at amortized cost. In fiscal years 2019 and 2018, the PIK income earned was $61 million and $5 million, respectively.

Accrued Expenses

The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	June 28, 2019	June 29, 2018
Dividends payable	$170	$181
Other accrued expenses	382	417

Total	$552	$598

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available- for-Sale Debt Securities	Unrealized Gains/(Losses) on Post- Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2017	$—	$—	$(5)	$(12)	$(17)
Other comprehensive income (loss) before reclassifications	—	—	1	—	1
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	—	—	1	—	1

Balance at June 29, 2018	—	—	(4)	(12)	(16)
Other comprehensive income (loss) before reclassifications	—	—	(16)	(2)	(18)
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	—	—	(16)	(2)	(18)

Balance at June 28, 2019	$—	$—	$(20)	$(14)	$(34)

Seagate Technology public limited company | 2019 Form 10-K | 64

3.	Revenue

The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in million)	June 28, 2019	June 29, 2018	June 30, 2017
Revenues by Channel
OEMs	$7,261	$7,863	$7,478
Distributors	1,780	1,906	1,866
Retailers	1,349	1,415	1,427

Total	$10,390	$11,184	$10,771

Revenues by Geography(1)
Americas	$3,310	$3,719	$3,531
EMEA	1,965	1,983	2,119
Asia Pacific	5,115	5,482	5,121

Total	$10,390	$11,184	$10,771

(1)	Revenue is attributed to countries based on bill from locations.

4.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	Amount
As of June 30, 2017	$1,238
Goodwill acquired	—
Goodwill disposed	(1)
Foreign currency translation effect	—

As of June 29, 2018	$1,237
Goodwill acquired	—
Goodwill disposed	—
Foreign currency translation effect	—

As of June 28, 2019	$1,237

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.

In fiscal years 2019, 2018 and 2017, amortization expense for other intangible assets was $77 million, $111 million and $168 million, respectively.

Seagate Technology public limited company | 2019 Form 10-K | 65

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 28, 2019, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$201	$(143)	$58	1.9 years
Customer relationships	71	(38)	33	3.3 years
Trade name	3	(2)	1	1.2 years
Other intangible assets	41	(22)	19	2.9 years

Total amortizable other intangible assets	$316	$(205)	$111	2.5 years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 29, 2018 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$256	$(145)	$111	2.5 years
Customer relationships	89	(42)	47	4.0 years
Trade name	17	(13)	4	1.3 years
Other intangible assets	45	(19)	26	3.0 years

Total amortizable other intangible assets	$407	$(219)	$188	2.9 years

As of June 28, 2019, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2020	$54
2021	29
2022	20
2023	8
2024	—
Thereafter	—

Total	$111

5.	Restructuring and Exit Costs

During fiscal year 2019, the Company recorded a net gain of $22 million comprised primarily of a gain from sales of a property. During fiscal years 2018 and 2017 the Company recorded restructuring charges of $89 million and $178 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

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

Seagate Technology public limited company | 2019 Form 10-K | 66

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

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for fiscal years 2019, 2018 and 2017:

	December 2017 Plan		July 2017 Plan		March 2017 Plan		July 2016 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 1, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$50	$13	$63
Restructuring charges	—	—	—	—	28	3	72	20	31	13	167
Cash payments	—	—	—	—	(29)	(3)	(57)	(18)	(74)	(17)	(198)
Adjustments	—	—	—	—	1	—	7	—	(1)	4	11

Accrual balances at June 30, 2017	—	—	—	—	—	—	22	2	6	13	43
Restructuring charges	28	6	38	4	—	—	1	15	13	—	105
Cash payments	(21)	(2)	(37)	(3)	(1)	—	(23)	(16)	(9)	(3)	(115)
Adjustments	(2)	—	(1)	—	2	—	2	(1)	1	8	9

Accrual balances at June 29, 2018	5	4	—	1	1	—	2	—	11	18	42
Restructuring charges	—	3	—	—	—	—	—	6	41	4	54
Cash payments	(5)	(5)	—	—	(1)	—	(1)	(6)	(41)	(6)	(65)
Adjustments	—	(1)	—	(1)	—	—	(1)	—	2	—	(1)

Accrual balances at June 28, 2019	—	1	—	—	—	—	—	—	13	16	30
Total costs incurred to date as of June 28, 2019	$26	$8	$37	$3	$31	$3	$81	$40	$283	$63	$575

Total expected costs to be incurred as of June 28, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1

Of the accrued restructuring balance of $30 million at June 28, 2019, $16 million is included in Accrued expenses and $14 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet. Of the accrued restructuring balance of $42 million at June 29, 2018, $26 million is included in Accrued expenses and $16 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet.

During fiscal years 2019 and 2018, the Company sold certain properties, which were previously classified as assets held for sale and recognized a gain of approximately $78 million and $25 million, respectively. The Company also recorded an impairment charge of $3 million on its held for sale land and building during fiscal year 2019. The gain and impairment charge were included in Restructuring and other, net in the Company’s Consolidated Statements of Operations. Please refer to Note 9.—Fair Value for more details.

6.	Debt

Revolving Credit Facility

On February 20, 2019, the Company terminated its senior unsecured revolving credit facility scheduled to expire on January 15, 2020, under which the Company was able to draw up to $700 million. Upon termination, the Company and its subsidiary Seagate HDD Cayman entered into a new credit agreement (the “2019 Revolving Credit Facility”) which provides the

Seagate Technology public limited company | 2019 Form 10-K | 67

Company with a $1.3 billion senior unsecured revolving credit facility. The 2019 Revolving Credit Facility has a final maturity of February 20, 2024. The loans made under the 2019 Revolving Credit Facility will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain other material subsidiaries of the Company fully and unconditionally guarantee the revolving credit facility. On May 28, 2019, the Company increased the 2019 Revolving Credit Facility from $1.3 billion to $1.5 billion primarily through the addition of two lenders under the facility. The 2019 Revolving Credit Facility also allows the Company to increase the facility by an additional $100 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million and (iii) the existing commitments under the facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility is also available for swing line loans.

The 2019 Revolving Credit Facility includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of June 28, 2019 and expects to be in compliance for the next 12 months.

As of June 28, 2019, no borrowings were drawn and no letters of credit or swing line loans have been utilized under the 2019 Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes. The Notes were fully and unconditionally guaranteed by the Company on a senior unsecured basis. The interest on the Notes was payable semi-annually on May 15 and November 15 of each year. During fiscal years 2018 and 2017, the Company repurchased $211 million and $90 million, respectively, aggregate principal amount of the 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. For fiscal years 2018 and 2017 the Company recorded a loss on the repurchase of approximately $4 million and $3 million, respectively, which is included in Other, net in the Company’s Consolidated Statements of Operations. On November 15, 2018, the 2018 Notes matured and the Company repaid the entire outstanding principal amount of $499 million, plus accrued and unpaid interest.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). On May 18, 2011, the Company’s subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes were fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes was payable semi-annually on January 1 and July 1 of each year. During fiscal year 2017, the 2021 Notes were fully extinguished through redemption for cash at a premium to their principal amount of $158 million, plus accrued and unpaid interest. For fiscal year 2017, the Company recorded a loss on the redemption of approximately $5 million, which was included in Other, net in the Company’s Consolidated Statement of Operations.

$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $750 million in aggregate principal amount of 4.25% Senior Notes which will mature on March 1, 2022. The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before February 1, 2022, Seagate HDD Cayman may redeem some or all of the 2022 Notes at a “make whole” redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2022 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2022 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate (as defined in the relevant indenture) plus 40 basis points, minus accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2022 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). On May 22, 2013, Seagate HDD Cayman, issued $1 billion in aggregate principal amount of 4.75% Senior Notes, which will mature on June 1,

Seagate Technology public limited company | 2019 Form 10-K | 68

2023, in a private placement. The obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The 2023 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. During fiscal years 2019 and 2017, the Company repurchased $10 million and $39 million, respectively, aggregate principal amount of its 2023 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchases in fiscal years 2019 and 2017 were immaterial, which is included in Other, net in the Company’s Consolidated Statement of Operations.

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

$1 billion Aggregate Principal amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). On May 28, 2014, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which will mature on January 1, 2025. The interest on the Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days’ notice, Seagate HDD may redeem some or all of the Notes at a ‘‘make-whole’’ redemption price. The ‘‘make-whole’’ redemption price will be equal to the greater of (1) 100% of the principal amount of the Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. During fiscal years 2019 and 2017, the Company repurchased $55 million and $20 million, respectively, aggregate principal amount of the 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. For fiscal years 2019 and 2017 the Company recorded a gain on the repurchase of approximately $1 million and $1 million, respectively, which is included in Other, net in the Company’s Consolidated Statements of Operations.

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the “2027 Notes”). On May 14, 2015, Seagate HDD Cayman issued, in a private placement, $700 million in aggregate principal amount of 4.875% Senior Notes, which will mature on June 1, 2027. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2015. At any time before March 1, 2027, Seagate HDD Cayman may redeem some or all of the Notes at a “make-whole” redemption price. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2027, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally

Seagate Technology public limited company | 2019 Form 10-K | 69

guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2017, the Company repurchased $4 million aggregate principal amount of the 2027 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial gain on the repurchase, which is included in Other, net in the Company’s Consolidated Statements of Operations. During fiscal year 2019, the Company repurchased $6 million aggregate principal amount of the 2027 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial gain on the repurchase, which is included in Other, net in the Company’s Consolidated Statements of Operations.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the “2034 Notes”). On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which will mature on December 1, 2034. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the Notes at a “make-whole” redemption price. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2016, the Company repurchased $10 million aggregate principal amount of its 2034 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $3 million, which was included in Other, net in the Company’s Consolidated Statement of Operations.

At June 28, 2019, future Principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2020	$—
2021	—
2022	750
2023	941
2024	500
Thereafter	2,100

Total	$4,291

7.	Income Taxes

Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
U.S.	$275	$(29)	$(22)
Non-U.S.	1,097	1,447	837

	$1,372	$1,418	$815

Seagate Technology public limited company | 2019 Form 10-K | 70

The (benefit) provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State	—	5	1
Non-U.S.	45	38	39

Total Current	45	43	40

Deferred income tax (benefit) expense:
U.S. Federal	(690)	201	(5)
U.S. State	12	—	—
Non-U.S.	(7)	(8)	8

Total Deferred	(685)	193	3

(Benefit) provision for income taxes	$(640)	$236	$43

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act significantly revised U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries.

The U.S. tax law changes, including limitations on various business deductions such as executive compensation under Internal Revenue Code §162(m), will not materially impact the Company’s current tax expense in the short-term due to the Company’s large net operating loss and tax credit carryovers. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and Base Erosion Anti-Avoidance Tax (“BEAT”), are effective beginning in fiscal year 2019. For fiscal year 2019, the Company has included the effects of the Tax Act in its financial statements and has concluded the impact is not material.

As of the fiscal quarter ended September 28, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), the Company had considered SAB 118 and concluded its accounting under ASC 740 for the provisions of the Tax Act was complete. There were no adjustments deemed necessary in fiscal year 2019.

Seagate Technology public limited company | 2019 Form 10-K | 71

The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

(Dollars in millions)	Fiscal Years Ended
	June 28, 2019	June 29, 2018
Deferred tax assets
Accrued warranty	$46	$55
Inventory carrying value adjustments	34	30
Receivable allowances	10	13
Accrued compensation and benefits	53	64
Depreciation	89	96
Restructuring accruals	4	5
Other accruals and deferred items	15	34
Net operating losses	743	812
Tax credit carryforwards	582	549
Other assets	7	10

Gross: Deferred tax assets	1,583	1,668
Less: Valuation allowance	(460)	(1,221)

Net: Deferred tax assets	1,123	447

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(16)	(7)
Acquisition-related items	(13)	(30)

Net: Deferred tax liabilities	(29)	(37)

Total net deferred tax assets	$1,094	$410

At June 28, 2019, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

The deferred tax asset valuation allowance decreased by $761 million in fiscal year 2019. The decrease in valuation allowance during fiscal year 2019 was primarily related to a valuation allowance release driven by improvements in the Company’s profitability outlook in the U.S., including its efforts to structurally and operationally align its EDS business with the rest of the Company. The Company continues to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized. This includes certain U.S. federal, U.S. state and non-U.S. tax attributes that have limited lives, or, indefinite lived deferred tax assets that the Company does not expect to utilize in the foreseeable future.

At June 28, 2019, the Company had U.S. federal, U.S. state and non-U.S. tax net operating loss carryforwards of approximately $3.1 billion, $1.8 billion and $43.5 million, respectively, which will expire at various dates beginning in fiscal year 2020, if not utilized. Net operating loss carryforwards of approximately $42 million are scheduled to expire in fiscal year 2020. At June 28, 2019, the Company had U.S. federal and state tax credit carryforwards of $533 million and $143 million, respectively, which will expire at various dates beginning in fiscal year 2020 if not utilized.

Seagate Technology public limited company | 2019 Form 10-K | 72

As of June 28, 2019, approximately $373 million and $98 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.

For purposes of the reconciliation between the (benefit) provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Provision at statutory rate	$343	$355	$204
Permanent differences	3	(2)	19
Effect of U.S. corporate tax rate change	—	524	—
Valuation allowance	(742)	(297)	2
Non-U.S. losses with no tax benefits	—	—	17
Earnings taxed at other than statutory rate	(234)	(317)	(185)
Research credit	(38)	(25)	(14)
Tax expense (benefit) related to intercompany transactions	23	—	(2)
Other individually immaterial items	5	(2)	2

(Benefit) provision for income taxes	$(640)	$236	$43

A substantial portion of the Company’s operations in Malaysia, Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through 2025. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company’s net income by approximately $194 million in fiscal year 2019 ($0.68 per share, diluted), to increase the Company’s net income by approximately $269 million in fiscal year 2018 ($0.92 per share, diluted) and to increase the Company’s net income by approximately $163 million in fiscal year 2017 ($0.54 per share, diluted).

The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of June 28, 2019, was approximately $2.3 billion. If such amounts were remitted to Ireland as a dividend, it is likely that tax at 25%, or approximately $575 million would result.

As of June 28, 2019 and June 29, 2018, the Company had approximately $83 million and $60 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.

Seagate Technology public limited company | 2019 Form 10-K | 73

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Balance of unrecognized tax benefits at the beginning of the year	$60	$74	$76
Gross increase for tax positions of prior years	22	2	2
Gross decrease for tax positions of prior years	(9)	(3)	(7)
Gross increase for tax positions of current year	16	7	16
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statutes of limitation	(6)	(20)	(13)
Non-U.S. exchange gain	—	—	—

Balance of unrecognized tax benefits at the end of the year	$83	$60	$74

It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal years 2019 and 2018, the Company recognized net income tax benefit for interest and penalties of $2 million, as compared to net tax benefit of $1 million during fiscal year 2017. As of June 28, 2019, the Company had $1 million of accrued interest and penalties related to unrecognized tax benefits compared to $2 million in fiscal year 2018.

During the 12 months beginning June 29, 2019, the Company expects that its unrecognized tax benefits could be reduced by less than $1 million as a result of the expiration of certain statutes of limitation.

The Company is required to file U.S. federal, U.S. state and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. federal income tax returns for years prior to fiscal year 2016. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examination for years ending prior to fiscal year 2008.

8.	Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses and investments denominated in foreign currencies. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain and loss on cash flow hedges was not material as of June 28, 2019 and the amount of net unrealized gain on cash flow hedges was less than $1 million as of June 29, 2018.

The Company de-designates its cash flow hedges when the forecasted hedged transactions affects earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2019, 2018 and 2017.

Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on the investment in debt security and forecasted expenditures

Seagate Technology public limited company | 2019 Form 10-K | 74

denominated in currency other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Consolidated Statement of Operations along with foreign currency gains and losses on investment in debt security, deferred gains of derivatives in Other current assets and deferred losses of derivatives in Accrued expenses on its Consolidated Balance Sheet.

The following table shows the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of June 28, 2019. All these foreign currency forward contracts mature within 12 months.

	As of June 28, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$60	$40
Chinese Renminbi	79	20
British Pound Sterling	6	12

	$145	$72

The following table shows the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of June 29, 2018.

	As of June 29, 2018
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Japanese Yen (a)	$66	$1,310

(a)	Pertains to our investment in TMHC.

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plans—the Seagate Deferred Compensation Plans (the “SDCPs”). The Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCPs liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCPs liabilities due to changes in the value of the investment options made by employees. As of June 28, 2019, the notional investments underlying the TRS amounted to $117 million. The contract term of the TRS is through January 2020 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company does not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCPs liabilities.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of June 28, 2019:

	As of June 28, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$1		$(1)

Seagate Technology public limited company | 2019 Form 10-K | 75

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of as of June 29, 2018:

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

The amount of gain or loss recognized in the Consolidated Statement of Comprehensive Income on derivatives designated as cash flow hedges was not material for fiscal years 2019 and 2018. The amount of gain or loss recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge ineffectiveness was not material for the fiscal years 2019 and 2018.

The following table shows the effect of the Company’s derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statement of Operations for the fiscal year ended June 28, 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$20
Total return swap	Operating expenses	$3

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

Seagate Technology public limited company | 2019 Form 10-K | 76

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2019:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$416	$—	$—	$416
Time deposits and certificates of deposit	—	132	—	132

Total cash equivalents	416	132	—	548

Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	7	7
Derivative assets	—	1	—	1

Total assets	$417	$134	$7	$558

Liabilities:
Derivative liabilities	$—	$1	$—	$1

Total liabilities	$—	$1	$—	$1

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$416	$132	$—	$548
Other current assets	1	2	—	3
Other assets, net	—	—	7	7

Total assets	$417	$134	$7	$558

Liabilities:
Accrued expenses	$—	$1	$—	$1

Total liabilities	$—	$1	$—	$1

Seagate Technology public limited company | 2019 Form 10-K | 77

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 28, 2019, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

Seagate Technology public limited company | 2019 Form 10-K | 78

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net in the Company’s Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

As of June 28, 2019 and June 29, 2018, the carrying value of the Company’s strategic investments were $114 million and $118 million, respectively. During fiscal years 2018 and 2017, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $11 million and $25 million, respectively, in order to write down the carrying amount of the investments to its estimated fair value. For fiscal year 2019, there were no upward or downward adjustments on equity investments as a result of adoption of the measurement alternative.

As of June 28, 2019 and June 29, 2018, the Company had $23 million and $26 million, respectively, of held for sale land and building (collectively, the “properties”) included in Other current assets on its Consolidated Balance Sheets. During fiscal year 2019, the Company completed the sale of certain property in the Americas and recorded a gain of approximately $78 million. Additionally, the Company accepted an offer to sell certain property in Asia and thereafter, recorded an impairment charge of approximately $3 million. The gain and the impairment charge were recorded in Restructuring and other, net in the Company’s Consolidated Statement of Operations. The sale of the property was subsequently completed in the beginning of fiscal year 2020. Please refer to Note 17. Subsequent Events for more details. During fiscal year 2018, the Company completed the sale of certain properties and recorded a gain of approximately $25 million, which was included in Restructuring and other, net in the Consolidated Statements of Operations. No impairment was identified during fiscal year 2018. During fiscal year 2017, the Company recorded impairment charges of $35 million in order to write down the carrying amount of certain properties to their estimated fair values less costs to sell. The impairment charges were recorded in Operating expenses in the Consolidated Statements of Operations.

Other Fair Value Disclosures

On June 17, 2019, the Company received approximately $1.3 billion in cash from TMHC for the redemption of all of the outstanding shares of non-convertible preferred stock of TMHC held by the Company. The debt security was recorded at amortized cost and its fair value approximates the carrying value at June 29, 2018. The fair value was determined utilizing Level 2 inputs such as discount rates and yield terms of similar types of securities issued by comparable companies. Please refer to Note 2. Balance Sheet Information for more details.

Seagate Technology public limited company | 2019 Form 10-K | 79

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

	June 28, 2019		June 29, 2018
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$—	$—	$499	$501
4.250% Senior Notes due March 2022	749	763	749	743
4.75% Senior Notes due June 2023	941	973	951	942
4.875% Senior Notes due March 2024	498	514	497	489
4.75% Senior Notes due January 2025	920	929	975	936
4.875% Senior Notes due June 2027	689	688	695	650
5.75% Senior Notes due December 2034	489	482	489	441

	$4,286	$4,349	$4,855	$4,702
Less: debt issuance costs	(33)	—	(36)	—

Long-term debt, net of debt issuance costs	$4,253	$4,349	$4,819	$4,702
Less: current portion of long-term debt, net of debt issuance costs	—	—	(499)	(501)

Long-term debt, less current portion	$4,253	$4,349	$4,320	$4,201

10.	Shareholders’ Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 269,097,971 shares were outstanding as of June 28, 2019, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 28, 2019.

Ordinary shares - Holders of ordinary shares are entitled to receive dividends when and as declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.

Preferred shares - The Company may issue preferred shares in one or more series, up to the authorized amount, without shareholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

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

Seagate Technology public limited company | 2019 Form 10-K | 80

Repurchases of Equity Securities

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On October 29, 2018, the Company’s Board of Directors authorized the repurchase of an additional $2.3 billion of its outstanding ordinary shares and as a result, the Company had an aggregate authority to repurchase approximately $3.0 billion of its ordinary shares. As of June 28, 2019, $2.2 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2019, 2018 and 2017:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 1, 2016	328	$9,631
Repurchased in fiscal year 2017(a)	13	487

Cumulative repurchased through June 30, 2017	341	10,118
Repurchased in fiscal year 2018(a)	11	384

Cumulative repurchased through June 29, 2018	352	10,502
Repurchased in fiscal year 2019(a)	22	997

Cumulative repurchased through June 28, 2019	374	$11,499

(a)

For fiscal years 2019, 2018 and 2017, includes net share settlements of $31 million, $23 million, and $27 million for 1 million, 1 million and 1 million shares in connection with tax withholding related to vesting of restricted stock units, respectively.

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

Seagate Technology plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of approximately 27.0 million ordinary shares, par value $0.00001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the “SCP”) as of the effective date of the EIP (which was equal to approximately 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the “Share Reserve”). On October 22, 2014, the shareholders authorized the issuance from the EIP of an additional 25 million ordinary shares, par value $0.00001 per share. Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as 2.5 shares for every one share granted. On October 19, 2016, the shareholders authorized the issuance from the EIP of an additional 7.5 million ordinary shares, par value $0.00001 per share. As of June 28, 2019, there were approximately 19.7 million ordinary shares available for issuance of Full-Value Share Awards under the EIP.

Dot Hill Systems 2009 Equity Incentive Plan (the “DHEIP”). Seagate Technology plc acquired the Dot Hill Systems 2009 Equity Incentive Plan effective October 6, 2015. The Company assumed the remaining authorized but unused share reserve of

Seagate Technology public limited company | 2019 Form 10-K | 81

approximately 2 million shares, based on the conversion ratio, from the DHEIP on the acquisition date. Effective April 24, 2019, the Company terminated the DHEIP and thus, no further grants will be made under the DHEIP. Outstanding awards granted under the DHEIP will remain subject to the terms of the DHEIP.

Seagate Technology plc Employee Stock Purchase Plan (the “ESPP”). There are 60.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of June 28, 2019, there were approximately 11.4 million ordinary shares available for issuance under the ESPP.

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

The Company granted awards of performance-based share units (“PSU”) to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company’s Board of Directors, including market-based performance goals. A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2019, 2018 and 2017, the Company granted 0.4 million, 0.4 million and 0.6 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

The Company also granted 0.1 million, 0.2 million and 0.2 million PSUs during fiscal years 2019, 2018 and 2017, respectively, to its senior executive officers which are subject to a performance goal related to the Company’s adjusted earnings per share (the “AEPS” awards). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

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

Seagate Technology public limited company | 2019 Form 10-K | 82

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

Seagate Technology public limited company | 2019 Form 10-K | 83

The fair value of the Company’s shares related to options and RSU granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2019, 2018 and 2017 were estimated using the following assumptions:

	Fiscal Years
	2019	2018	2017
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	39 - 40%	38 - 42%	38 - 42%
Weighted-average volatility	39%	40%	39%
Expected dividend rate	4.6 - 5.0%	3.8 - 7.4%	4.9 - 6.4%
Weighted-average expected dividend rate	4.7%	6.8%	6.3%
Risk-free interest rate	2.5 - 2.8%	1.5 - 2.7%	1.1 - 1.8%
Weighted-average fair value	$11.49	$6.56	$6.83
RSU
Expected term (in years)	4.2	4.2	4.2
Expected dividend rate	4.1 - 6.4%	3.5 - 7.4%	4.6 - 7.7%
Weighted-average expected dividend rate	4.68%	7.11%	6.4%
Weighted-average fair value	$44.37	$26.69	$30.85
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	34 - 42%	37 - 38%	36 - 49%
Weighted-average volatility	38%	37%	43%
Expected dividend rate	4.8 - 5.6%	4.6 - 7.6%	5.6 - 7.8%
Weighted-average expected dividend rate	5.2%	6.5%	6.8%
Risk-free interest rate	2.2 - 2.4%	1.1 - 1.6%	0.4 - 0.6%
Weighted-average fair value	$12.18	$10.10	$9.78
PSUs subject to market condition
Expected term (in years)	3.0	3.0	3.0
Volatility	46%	45%	41 - 42%
Weighted-average volatility	46%	45%	41%
Expected dividend rate	5.0%	8.1%	6.3 - 7.0%
Weighted-average expected dividend rate	5.0%	8.1%	7.0%
Risk-free interest rate	2.8%	1.4%	0.9 - 1.3%
Weighted-average fair value	$46.38	$25.90	$32.41
PSUs subject to an AEPS condition
Expected term (in years)	4.2	4.2	4.2
Expected dividend rate	4.6 - 5.0%	5.8 - 7.2%	5.9 - 6.4%
Weighted-average expected dividend rate	4.7%	7.0%	6.2%
Weighted-average fair value	$43.92	$27.10	$31.61

Seagate Technology public limited company | 2019 Form 10-K | 84

Share-Based Compensation Expense

The Company recorded $99 million, $112 million and $137 million of share-based compensation during fiscal years 2019, 2018 and 2017, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards.

Stock Option Activity

The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at June 29, 2018	4.0	$39.00	5.0	$72
Granted	0.4	$48.99
Exercised	(0.4)	$33.55
Forfeitures	(0.5)	$35.71
Expirations	—	$—

Outstanding at June 28, 2019	3.5	$41.04	4.2	$29

Vested and expected to vest at June 28, 2019	3.4	$41.06	4.2	$29

Exercisable at June 28, 2019	2.1	$42.11	3.6	$16

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at June 28, 2019. During fiscal years 2019, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $5 million, $34 million and $29 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2019, 2018 and 2017 were approximately $9 million, $12 million and $15 million, respectively.

At June 28, 2019, the total compensation cost related to options granted to employees but not yet recognized was approximately $10 million, net of estimated forfeitures of approximately $2 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures.

Nonvested Awards Activity

The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares (In millions)	Weighted-Average Grant- Date Fair Value
Nonvested at June 29, 2018	5.2	$30.74
Granted	2.5	$44.37
Forfeitures	(0.6)	$33.45
Vested	(1.7)	$32.72

Nonvested at June 28, 2019	5.4	$36.01

Seagate Technology public limited company | 2019 Form 10-K | 85

At June 28, 2019, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $129 million, net of estimated forfeitures of approximately $12 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal years 2019, 2018 and 2017 were approximately $57 million, $76 million and $73 million, respectively.

Performance Awards

The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Performance units at June 29, 2018	1.2	$33.34
Granted	0.5	$45.74
Forfeitures	(0.4)	$27.11
Vested	(0.3)	$43.85

Performance units at June 28, 2019	1.0	$43.81

At June 28, 2019, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $18 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.6 years. The aggregate fair value of performance awards vested during fiscal years 2019, 2018 and 2017 were approximately $12 million, $11 million and $17 million, respectively.

ESPP

During fiscal years 2019, 2018 and 2017, the aggregate intrinsic value of shares purchased under the Company’s ESPP was approximately $10 million, $31 million and $24 million, respectively. At June 28, 2019, the total compensation cost related to options to purchase the Company’s ordinary shares under the ESPP but not yet recognized was approximately $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2019, the Company issued 1.4 million ordinary shares with a weighted-average exercise price of $40.85 per share.

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the “401(k) plan”), for the benefit of qualified employees. The 401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $6,000 per participating employee. During fiscal years 2019, 2018 and 2017, the Company made matching contributions of $16 million, $16 million and $18 million, respectively.

Deferred Compensation Plans

The Company has adopted the SDCPs for the benefit of eligible employees. These plans are designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. During fiscal year 2014, the Company entered into a TRS in order to manage the equity market risks associated with the SDCPs liabilities. See Note 8. Derivative Financial Instruments contained in this report for additional information about the TRS.

Seagate Technology public limited company | 2019 Form 10-K | 86

12.	Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted stock units and performance-based share units and shares to be purchased under the ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	Fiscal Years Ended
(In millions, except per share data)	June 28, 2019	June 29, 2018	June 30, 2017
Numerator:
Net income	$2,012	$1,182	$772

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	282	288	296
Weighted-average effect of dilutive securities:
Employee equity award plans	3	4	3

Total shares for purposes of calculating diluted net income per share	285	292	299

Net income per share
Basic	$7.13	$4.10	$2.61
Diluted	$7.06	$4.05	$2.58

The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	June 28, 2019	June 29, 2018	June 30, 2017
Employee equity award plans	—	1	1

13.	Business Segment and Geographic Information

The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one reporting segment.

In fiscal years 2019 and 2018, no customer accounted for more than 10% of consolidated revenue. In fiscal year 2017, only Dell Inc. accounted for approximately 10% of consolidated revenue.

Seagate Technology public limited company | 2019 Form 10-K | 87

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Revenue from external customers (a):
Singapore	$5,085	$5,445	$5,070
United States	3,310	3,719	3,535
The Netherlands	1,630	1,598	1,501
Other	365	422	665

Consolidated	$10,390	$11,184	$10,771

Long-lived assets:
Thailand	$558	$426	$414
Singapore	556	600	570
United States	523	565	643
China	62	45	58
Other	224	212	248

Consolidated	$1,923	$1,848	$1,933

(a)	Revenue is attributed to countries based on the bill from location.

14.	Legal, Environmental and Other Contingencies

The Company assesses the probability of an unfavorable outcome of all its material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially.

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent No. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract and other claims. On January 16, 2002, Convolve filed an amended complaint, alleging defendants were infringing U.S. Patent No. 6,314,473 (the “‘473 patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

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

Seagate Technology public limited company | 2019 Form 10-K | 88

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

Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. No trial date has been set. On June 25, 2019, the court stayed and administratively closed the case for a period of 60 days, ending on August 26, 2019, for the purpose of facilitating settlement of the case at mediation. The court indicated that if the action has not settled as of August 27, 2019, the court will issue an order scheduling trial and setting pretrial deadlines. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.

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

Seagate Technology public limited company | 2019 Form 10-K | 89

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

Unconditional Long-Term Purchase Obligations. As of June 28, 2019, the Company had unconditional long-term purchase obligations of approximately $212 million, primarily related to purchase minimum quarterly amounts of inventory components at fixed contractual prices. The Company expects the commitment to total $22 million, $13 million, $2 million, $51 million, $48 million and $76 million for fiscal years 2021, 2022, 2023, 2024, 2025 and thereafter, respectively.

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

Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at June 28, 2019 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases (Dollars in millions)
2020	$20
2021	17
2022	9
2023	8
2024	5
Thereafter	66

Total	$125

Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $18 million, $22 million and $29 million for fiscal years 2019, 2018 and 2017, respectively.

Unconditional Long-term Capital Expenditures. As of June 28, 2019, the Company had $23 million unconditional long-term commitment primarily related to purchases of equipment.

16.	Guarantees

Indemnifications of Officers and Directors

On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”), then the parent company, entered into a new form of indemnification agreement (the

Seagate Technology public limited company | 2019 Form 10-K | 90

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally provides warranty on its products for a period of 1 to 5 years. The Company’s warranty provision considers estimated product failure rate and trends, estimated repair and replacement cost, and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. As of June 28, 2019, the Company’s reserve for product warranty was $195 million as compared to $237 million as of June 29, 2018. This decrease of $42 million was primarily driven by a continued decline in cost to repair and a decrease in the Company’s warranty return rate as compared to prior year.

Seagate Technology public limited company | 2019 Form 10-K | 91

Changes in the Company’s product warranty liability during the fiscal years ended June 28, 2019, June 29, 2018 and June 30, 2017 were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	June 30, 2017
Balance, beginning of period	$237	$233	$206
Warranties issued	112	147	131
Repairs and replacements	(99)	(106)	(114)
Changes in liability for pre-existing warranties, including expirations	(55)	(37)	10

Balance, end of period	$195	$237	$233

17.	Subsequent Events

Dividend Declared

On July 30, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share, which will be payable on October 9, 2019 to shareholders of record as of the close of business on September 25, 2019.

Sale of Certain Property

In July 2019, the Company sold certain property in Asia previously classified as held for sale land and building of $23 million at June 28, 2019. No additional impairment loss or gain was incurred in the first quarter of fiscal year 2020.

Seagate Technology public limited company | 2019 Form 10-K | 92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology public limited company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) (the Company) as of June 28, 2019 and June 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2019 and June 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 2, 2019 expressed an unqualified opinion thereon.

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

San Jose, California

August 2, 2019

Seagate Technology public limited company | 2019 Form 10-K | 93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology public limited company

Opinion on Internal Control Over Financial Reporting

We have audited Seagate Technology public limited company (plc)’s internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology public limited company (plc) (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2019 and June 29, 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2019 and the related notes and our report dated August 2, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

August 2, 2019

Seagate Technology public limited company | 2019 Form 10-K | 94

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

For quarterly financial data see “Part II, Item 6. Selected Financial Data.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 28, 2019.

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

Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 28, 2019. The effectiveness of our internal control over financial reporting as of June 28, 2019 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2019. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Seagate Technology public limited company | 2019 Form 10-K | 95

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance,” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K are hereby incorporated by reference in this section. In addition, the information set forth in Part I of this report under “Item 1. Business—Executive Officers” is also incorporated by reference in this section.

We have adopted a Code of Ethics that applies to the Chief Executive officer, the Chief Financial Officer, and the principal accounting officer or controller or persons performing similar functions. This Code of Ethics is available on our Website and may be found at www.seagate.com/investors/governance/code-of-ethics/.

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our Website in the location specified above for the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this Item 11 set forth in the section entitled “Compensation of Named Executive Officers” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership beneficial owners and management and related shareholders and equity compensation plans required by this Item 12 set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services required by this Item 14 set forth in the section entitled “Fees of the Independent Auditors” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

Seagate Technology public limited company | 2019 Form 10-K | 96

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

(b)	Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

Seagate Technology public limited company | 2019 Form 10-K | 97

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Scheme of Arrangement among Seagate Technology, Seagate Technology plc and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology’s Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010

3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	8/20/2010

4.1	Description of Securities					X

4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.1	8/20/2010

4.3	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.2	3/3/2010

4.4	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2010

4.5	Form of 6.875% Senior Notes due 2020 of Seagate HDD Cayman	8-K	001-31560	4.1	5/14/2010

4.6	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Bank of America Securities LLC	8-K	001-31560	4.3	5/14/2010

4.7	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	7/6/2010

Seagate Technology public limited company | 2019 Form 10-K | 98

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.8	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/18/2011

4.9	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.1	5/18/2011

4.10	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.3	5/18/2011

4.11	Indenture dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/22/2013

4.12	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.1	5/22/2013

4.13	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/22/2013

4.14	Indenture dated as of November 5, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	11/5/2013

4.15	Form of 3.75% Senior Note due 2018	8-K	001-31560	4.1	11/5/2013

4.16	Registration Rights Agreement dated as of November 5, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	11/5/2013

4.17	Indenture dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/28/2014

4.18	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014

4.19	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/28/2014

4.20	Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014

4.21	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.1	12/2/2014

4.22	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/2/2014

Seagate Technology public limited company | 2019 Form 10-K | 99

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.23	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	2/3/2017

4.24	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.1	2/3/2017

4.25	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.3	2/3/2017

4.26	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.3	2/3/2017

4.27	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.5	2/3/2017

4.28	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	2/3/2017

4.29	Indenture dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2015

4.30	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	5/14/2015

4.31	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015

10.1+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	8/20/2010

10.2+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	8/20/2010

10.3+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	8/20/2010

10.4+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/4/2009

10.5+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010

Seagate Technology public limited company | 2019 Form 10-K | 100

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010

10.7+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010

10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011

10.9+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016	10-Q	001-31560	10.4	10/27/2017

10.10+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.4	1/26/2017

10.11+	Form of Executive Performance Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.3	1/26/2017

10.12+	Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.2	1/26/2017

10.13+	Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017

10.14+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.1	10/18/2017

10.15+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology public limited company	10-Q	001-31560	10.1	1/29/2016

10.16+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015

10.16(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015

10.16(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan					X

10.16(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019

10.17+	Seagate 2009 Deferred Compensation Plan					X

10.17(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010

Seagate Technology public limited company | 2019 Form 10-K | 101

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

10.17(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21		5/3/2011

10.17(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56		1/31/2013

10.17(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4		1/30/2015

10.17(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7		2/4/2019

10.18+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27		5/5/2010

10.18(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4		2/4/2019

10.19+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28		5/5/2010

10.19(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5		2/4/2019

10.20+	Seagate Technology plc Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.1		11/4/2013

10.21+	Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.1		8/8/2014

10.22+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 30, 2013	10-K	001-31560	10.46		8/8/2013

10.23+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20		2/10/2009

10.24+	Offer letter, dated as of July 30, 2014, by and between Seagate US LLC and Philip Brace	8-K	001-31560	10.1		7/22/2015

10.25+	Memo Agreement with Albert A. “Rocky” Pimentel dated January 27, 2016	10-Q	001-31560	10.2		1/29/2016

10.26+	James J. Murphy Employee Relocation Assistance Lump Sum Repayment Agreement	10-Q	001-31560	10.1		10/27/2017

10.27	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4	(b)	5/6/2009

10.28	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23		3/3/2010

Seagate Technology public limited company | 2019 Form 10-K | 102

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.29	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010

10.30	Credit Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, the Bank of Nova Scotia, as administrative agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011

10.30(a)	First Amendment, dated August 31, 2011, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.1	5/1/2018

10.30(b)	Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.1	5/2/2013

10.30(c)	Third Amendment, dated January 15, 2015, to the Credit Agreement, dated as of January 18, 2011	8-K	001-31560	10.1	1/16/2015

10.30(d)	Fourth Amendment, dated as of April 28, 2016, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.1	4/29/2016

10.31	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/3/2011

10.31(a)	First Amendment, dated as of April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.2	5/2/2013

10.32	Supplement no. 1 dated February 7, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/9/2012

10.33	Supplement no. 2 dated February 22, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto, and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/9/2012

Seagate Technology public limited company | 2019 Form 10-K | 103

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34	Supplement no. 3 dated March 19, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/9/2012

10.35	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Grantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011

10.36	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.50	2/3/2011

10.37	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011

10.38	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/9/2012

10.39	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/9/2012

10.40	Supplement No. 3, dated March 19, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology public limited company, Seagate HDD Cayman, as Borrower, the Guarantors party thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/9/2012

Seagate Technology public limited company | 2019 Form 10-K | 104

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.41	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017

10.42+	Offer letter, dated July 25, 2017, by and between Seagate Technology and Steven J. Luczo	10-K	001-31560	10.52	8/3/2018

10.43+	Letter Agreement, dated November 1, 2018 by and between Seagate Technology plc and Steven Luczo	10-Q	001-31560	10.1	11/2/2018

10.44+	Offer Letter, dated August 22, 2018 by and between Seagate US LLC and Geraldine Hottier-Fayon	10-Q	001-31560	10.1	2/4/2019

10.45+	Offer Letter, dated September 6, 2018 by and between Seagate US LLC and Katherine R. Scolnick	10-Q	001-31560	10.2	2/4/2019

10.46+	Offer Letter, dated December 3, 2018 by and between Seagate US LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019

10.47	Credit Agreement, dated as of February 20, 2019, by and among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, Bank of America, N.A., BNP Paribas Securities Corp. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	10-Q	001-35160	10.1	4/30/2019

10.48	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.2	4/30/2019

10.49	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.3	4/30/2019

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

Seagate Technology public limited company | 2019 Form 10-K | 105

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

+	Management contract or compensatory plan or arrangement.

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

Seagate Technology public limited company | 2019 Form 10-K | 106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

/s/ WILLIAM D. MOSLEY
Date: August 2, 2019	(William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Mosley, Gianluca Romano, and Katherine E. Schuelke, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2019 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. MOSLEY (William D. Mosley)	Chief Executive Officer and Director (Principle Executive Officer)	August 2, 2019

/s/ GIANLUCA ROMANO (Gianluca Romano)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2019

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chairman of the Board	August 2, 2019

/s/ MARK W. ADAMS (Mark W. Adams)	Director	August 2, 2019

/s/ JUDY BRUNER (Judy Bruner)	Director	August 2, 2019

/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 2, 2019

/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 2, 2019

Seagate Technology public limited company | 2019 Form 10-K | 107

Signature	Title	Date

/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 2, 2019

/s/ DYLAN HAGGART (Dylan Haggart)	Director	August 2, 2019

/s/ STEPHANIE TILENIUS (Stephanie Tilenius)	Director	August 2, 2019

/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 2, 2019

Seagate Technology public limited company | 2019 Form 10-K | 108