Form 10-Q
period 2019-10-04
Seagate Technology plc
filed 2019-11-01
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from:                to
Commission File Number 001-31560
 _______________________________________
SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
 _______________________________________

Ireland	98-0648577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
 38/39 Fitzwilliam Square
Dublin 2, Ireland
(Address of principal executive offices)
D02 NX53
(Zip Code)

Telephone: (353) (1) 234-3136
(Registrant’s telephone number, including area code)
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.00001 per share	STX	The NASDAQ Global Select Market
_______________________________________
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

Large accelerated filer	☒	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 28, 2019, 262,711,116 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
 SEAGATE TECHNOLOGY PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 4, 2019	June 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$2,220
Accounts receivable, net	1,065	989
Inventories	1,041	970
Other current assets	141	184
Total current assets	4,031	4,363
Property, equipment and leasehold improvements, net	1,991	1,869
Goodwill	1,237	1,237
Other intangible assets, net	97	111
Deferred income taxes	1,128	1,114
Other assets, net	254	191
Total Assets	$8,738	$8,885
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,750	$1,420
Accrued employee compensation	149	169
Accrued warranty	86	91
Accrued expenses	564	552
Total current liabilities	2,549	2,232
Long-term accrued warranty	98	104
Long-term accrued income taxes	3	4
Other non-current liabilities	178	130
Long-term debt	4,140	4,253
Total Liabilities	6,968	6,723
Commitments and contingencies (See Notes 11 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,610	6,545
Accumulated other comprehensive loss	(40)	(34)
Accumulated deficit	(4,800)	(4,349)
Total Equity	1,770	2,162
Total Liabilities and Equity	$8,738	$8,885

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	October 4, 2019	September 28, 2018
Revenue	$2,578	$2,991

Cost of revenue	1,907	2,078
Product development	255	266
Marketing and administrative	122	115
Amortization of intangibles	4	6
Restructuring and other, net	17	23
Total operating expenses	2,305	2,488

Income from operations	273	503

Interest income	11	24
Interest expense	(55)	(58)
Other, net	(31)	(1)
Other expense, net	(75)	(35)

Income before income taxes	198	468
(Benefit) provision for income taxes	(2)	18
Net income	$200	$450

Net income per share:
Basic	$0.75	$1.57
Diluted	0.74	1.54
Number of shares used in per share calculations:
Basic	266	287
Diluted	270	292
Cash dividends declared per ordinary share	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended
	October 4, 2019	September 28, 2018
Net income	$200	$450
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(1)	3
Less: reclassification for amounts included in net income	—	(1)
Net change	(1)	2
Marketable securities
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—
Less: reclassification for amounts included in net income	—	—
Net change	—	—
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—
Less: reclassification for amounts included in net income	—	—
Net change	—	—
Foreign currency translation adjustments	(5)	2
Total other comprehensive income (loss), net of tax	(6)	4
Comprehensive income	$194	$454

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	October 4, 2019	September 28, 2018
OPERATING ACTIVITIES
Net income	$200	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	134
Share-based compensation	26	18
Deferred income taxes	(12)	2
Other non-cash operating activities, net	44	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(77)	(9)
Inventories	(65)	(66)
Accounts payable	281	119
Accrued employee compensation	(20)	(79)
Accrued expenses, income taxes and warranty	(7)	45
Other assets and liabilities	(6)	(9)
Net cash provided by operating activities	456	587
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(147)	(177)
Proceeds from sale of properties previously classified as held for sale	—	6
Purchases of strategic investments	(4)	(5)
Net cash used in investing activities	(151)	(176)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(645)	—
Dividends to shareholders	(170)	(181)
Repurchases of ordinary shares	(450)	(150)
Taxes paid related to net share settlement of equity awards	(37)	(27)
Net proceeds from issuance of long-term debt	498	—
Proceeds from issuance of ordinary shares under employee stock plans	39	32
Net cash used in financing activities	(765)	(326)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(5)	3
(Decrease) increase in cash, cash equivalents and restricted cash	(465)	88
Cash, cash equivalents and restricted cash at the beginning of the period	2,251	1,857
Cash, cash equivalents and restricted cash at the end of the period	$1,786	$1,945

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended October 4, 2019 and September 28, 2018
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adopting new lease standard (Note 1)					(2)	(2)
Net income					200	200
Other comprehensive loss				(6)		(6)
Issuance of ordinary shares under employee stock plans	4		39			39
Repurchases of ordinary shares	(9)				(447)	(447)
Tax withholding related to vesting of restricted stock units	(1)				(37)	(37)
Dividends to shareholders					(165)	(165)
Share-based compensation			26			26
Balance at October 4, 2019	263	$—	$6,610	$(40)	$(4,800)	$1,770

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard					34	34
Net income					450	450
Other comprehensive income				4		4
Issuance of ordinary shares under employee stock plans	3		32			32
Repurchases of ordinary shares	(3)				(150)	(150)
Tax withholding related to vesting of restricted stock units	(1)				(27)	(27)
Dividends to shareholders					(180)	(180)
Share-based compensation			18			18
Balance at September 28, 2018	$286	$—	$6,427	$(12)	$(4,569)	$1,846

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.
Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, reliability, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state drives use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high capacity hard disk drive and a smaller SSD acting as a cache to improve performance of frequently accessed data.
The Company’s HDD products are designed for nearline and mission critical applications in enterprise servers and storage systems; edge non-compute applications, where its products are designed for a wide variety of end user devices such as portable external storage systems, video and image applications, including surveillance systems, network-attached storage (“NAS”), digital video recorders (“DVRs”) and gaming consoles; and edge compute applications, where its products are designed primarily for desktop and mobile computing. The Company’s SSD product portfolio is mainly comprised of Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) and is designed for applications in enterprise servers and storage systems.
The Company’s enterprise data solutions (“EDS”) portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”).
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
The Company’s consolidated financial statements for the fiscal year ended June 28, 2019, are included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”) on August 2, 2019. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 28, 2019, and the notes thereto, are adequate to make the information presented not misleading.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended October 4, 2019 consisted of 14 weeks and the three months ended September 28, 2018 consisted of 13 weeks. Fiscal year 2020, which ends on July 3, 2020, is comprised of 53 weeks and fiscal year 2019, which ended on June 28, 2019, is comprised of 52 weeks. The fiscal quarters ended October 4, 2019, June 28, 2019 and September 28, 2018, are also referred to herein as the “September 2019 quarter”, the “June 2019 quarter”, and the “September 2018 quarter”, respectively. The results of operations for the three months ended October 4, 2019 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending July 3, 2020.
Summary of Significant Accounting Policies
Except for the change in the Company’s other long-lived assets and leases policies described below, there have been no material changes to the Company’s significant accounting policies disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2019, as filed with the SEC on August 2, 2019.

Other Long-Lived Assets
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain manufacturing equipment at its manufacturing facilities were longer than the estimated useful lives used for deprecation purposes in the Company’s condensed consolidated financial statements. As a result, effective June 29, 2019, the Company changed its estimate of the useful lives of its manufacturing equipment from a range of three to five years to a range of three to seven years. The effect of this change in estimate increased the September 2019 quarter net income by $23 million and diluted earnings per share by $0.09.

Leases
Effective June 29, 2019, the Company adopted a new accounting policy for leases in accordance with Accounting Standard Codification (“ASC”) 842, Leases, using the modified retrospective approach. Accordingly, the Company applied the new lease accounting standard prospectively to leases existing or commencing on or after June 29, 2019. The Company elected to apply the practical expedients which allow for not reassessing whether existing contracts contain leases, the classification of existing leases and whether the existing initial direct costs meet the new definition. In addition, the Company elected to combine lease and non-lease components for facility leases and to not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months of less on the balance sheet.

The Company determines if an arrangement is a lease or contains a lease at inception. ROU assets are included in Other assets, net and lease liabilities are included in Accrued expenses and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease.

Lease liabilities are measured at the present value of the remaining lease payments and ROU assets are based on the lease liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. As the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s estimated incremental borrowing rate based on the information available at the lease commencement date. Additionally, the Company’s lease term may include options to extend or terminate the lease. These options are reflected in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements do not contain any material residual value guarantees.

The Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments not dependent on an index or a rate primarily consist of common area maintenance charges, are expensed as incurred, and are not included in the ROU asset and lease liability calculation. The total operating and variable lease costs were included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 (ASC Topic 842), Leases and subsequently issued certain interpretive clarifications on this new guidance which amends a number of aspects of lease accounting, including requiring a lessee to recognize an ROU asset and corresponding lease liability for operating leases and enhanced disclosures. As of June 29, 2019, adoption of the standard resulted in the recognition of ROU assets and corresponding current and non-current lease liabilities of $115 million, $17 million and $57 million, respectively, on the Company’s Condensed Consolidated Balance Sheet, primarily relating to real estate operating leases. The adoption of this ASU did not have a material impact on the Company’s other condensed consolidated financial statements. For information regarding the impact of ASC 842 adoption, see Summary of Significant Accounting Policies - Leases above and Note 5. Leases.

In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. This ASU became effective and the Company adopted the guidance in the September 2019 quarter. The Company has elected not to reclassify the stranded amounts. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements
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

2.	Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of October 4, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$471	$—	$471
Time deposits and certificates of deposit	351	—	351
Other debt securities	10	—	10
Total	$832	$—	$832

Included in Cash and cash equivalents			$820
Included in Other current assets			2
Included in Other assets, net			10
Total			$832

As of October 4, 2019, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of October 4, 2019, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of October 4, 2019.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of October 4, 2019, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$822	$822
Due in 1 to 5 years	6	6
Due in 6 to 10 years	—	—
Thereafter	4	4
Total	$832	$832

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$417	$—	$417
Time deposits and certificates of deposit	133	—	133
Other debt securities	7	—	7
Total	$557	$—	$557

Included in Cash and cash equivalents			$548
Included in Other current assets			2
Included in Other assets, net			7
Total			$557

As of June 28, 2019, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of June 28, 2019, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 28, 2019.
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in its Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	October 4, 2019	June 28, 2019	September 28, 2018	June 29, 2018
Cash and cash equivalents	$1,784	$2,220	$1,942	$1,853
Restricted cash included in Other current assets	2	31	3	4
Total cash, cash equivalents and restricted cash presented on the Statements of Cash Flows	$1,786	$2,251	$1,945	$1,857

Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	October 4, 2019	June 28, 2019
Raw materials and components	$352	$336
Work-in-process	305	217
Finished goods	384	417
Total inventories	$1,041	$970

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	October 4, 2019	June 28, 2019
Property, equipment and leasehold improvements	$9,994	$9,835
Accumulated depreciation and amortization	(8,003)	(7,966)
Property, equipment and leasehold improvements, net	$1,991	$1,869

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	October 4, 2019	June 28, 2019
Dividends payable	$165	$170
Other accrued expenses	399	382
Total accrued expenses	$564	$552

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available-for-Sale Debt Securities	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2019	$—	$—	$(20)	$(14)	$(34)
Other comprehensive income (loss) before reclassifications	(1)	—	—	(5)	(6)
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	(1)	—	—	(5)	(6)
Balance at October 4, 2019	$(1)	$—	$(20)	$(19)	$(40)

Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)
Other comprehensive income (loss) before reclassifications	3	—	—	2	5
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Other comprehensive income (loss)	2	—	—	2	4
Balance at September 28, 2018	$2	$—	$(4)	$(10)	$(12)

3.	Debt
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement (the “Credit Agreement”) on February 20, 2019, which was most recently amended on September 16, 2019. The Credit Agreement provides an up to $1.5 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and a term loan facility in an aggregate principal amount of $500 million (“Term Loan”). The Revolving Credit Facility has a final maturity of February 20, 2024 and the Term Loan has a final maturity date of September 16, 2025. The loans made under the Revolving Credit Facility and the Term Loan will bear interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus a variable margin for each facility that will be determined based on the corporate credit rating of the Company. STX and certain of its material subsidiaries fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loan. The Revolving Credit Facility also allows such facility to increase by an additional $100 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million, and (iii) the existing commitments under such facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the Revolving Credit Facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of such facility is also available for swing line loans.
On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the Term Loan and the proceeds were used to repurchase a portion of its outstanding senior notes. The Term Loan is repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with the remaining balance payable upon maturity.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of October 4, 2019 and expects to be in compliance for the next 12 months.

As of October 4, 2019, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the Revolving Credit Facility.
Other Long-Term Debt
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of approximately $250 million was repurchased pursuant to cash tender offers for certain senior notes (the “Tender Offers”). The Company recorded a loss of $10 million, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of $200 million was repurchased pursuant to the Tender Offers. The Company recorded a loss of $10 million, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”).The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of approximately $170 million was repurchased pursuant to the Tender Offers. The Company recorded a loss of $8 million, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$700 million Aggregate Principal Amount of 4.875% Senior Notes due June 2027 (the “2027 Notes”). The interest on the Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
At October 4, 2019, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$—
2021	19
2022	525
2023	766
2024	525
Thereafter	2,336
Total	$4,171

4.	Income Taxes
The Company’s income tax benefit of $2 million for the three months ended October 4, 2019 included approximately $11 million of net discrete tax benefit of which $8 million was associated with net excess tax benefits related to share-based compensation expense.

The Company’s income tax provision recorded for the three months ended October 4, 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.

During the three months ended October 4, 2019, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $2 million to $85 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $85 million at October 4, 2019, subject to certain future valuation allowance reversals. During the twelve months beginning October 5, 2019, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of expected cash payments to tax authorities.

The Company’s income tax provision of $18 million for the three months ended September 28, 2018 included approximately $1 million of net discrete tax expense.

The Company’s income tax provision recorded for the three months ended September 28, 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

5.	Leases
The Company is a lessee in several operating leases related to real estate facilities for warehouse and office space.
The Company’s lease arrangements comprise operating leases with various expiration dates through 2082. The lease term includes the non-cancelable period of the lease, adjusted for options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

(Dollars in millions)	For the Three Months Ended October 4, 2019
Operating lease cost	$6
Variable lease cost	1
Total lease cost	$7

Operating cash outflows from operating leases	$4

Weighted-average remaining lease term	12.8 years
Weighted-average discount rate	6.41%

ROU assets and lease liabilities are included on the Company’s Condensed Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	October 4, 2019
ROU assets	Other assets, net	$111
Current lease liabilities	Accrued expenses	$15
Non-current lease liabilities	Other non-current liabilities	$56

At October 4, 2019, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$11
2021	15
2022	14
2023	10
2024	5
Thereafter	104
Total lease payments	159
Less: imputed interest	(88)
Present value of lease liabilities	$71

6.	Restructuring and Exit Costs
For the three months ended October 4, 2019, and September 28, 2018, the Company recorded restructuring charges of approximately $17 million and $23 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
December 2017 Plan - On December 8, 2017, the Company committed to a restructuring plan (the “December 2017 Plan”) to reduce its cost structure. The December 2017 Plan included reducing the Company’s global headcount by approximately 500 employees. The December 2017 Plan was substantially completed by the end of fiscal year 2018.
The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for the three months ended October 4, 2019:

	December 2017 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$—	$1	$13	$16	$30
Lease adoption adjustment	—	—	—	(11)	(11)
Restructuring charges	—	—	17	—	17
Cash payments	—	—	(13)	(1)	(14)
Adjustments	—	—	—	—	—
Accrual balances at October 4, 2019	$—	$1	$17	$4	$22
Total costs incurred to date as of October 4, 2019	$26	$8	$449	$109	$592
Total expected charges to be incurred as of October 4, 2019	$—	$—	$1	$—	$1

7.	Derivative Financial Instruments
The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity market risks relating to its ongoing business operations. From time to time, the Company enters into cash flow hedges in the form of foreign currency forward exchange contracts. The objective of foreign currency forward exchange contracts is to manage the foreign currency exchange rate risk on forecasted expenses and investments denominated in foreign currencies.
In the September 2019 quarter, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was not material as of October 4, 2019 and as of June 28, 2019.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 4, 2019 and September 28, 2018, respectively.
Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on forecasted expenditures denominated in currency other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Condensed Consolidated Statements of Operations. Deferred gains and deferred losses on derivatives are recognized in Other current assets and Accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts and interest rate swaps as of October 4, 2019 and June 28, 2019. All of the foreign currency forward exchange contracts mature within 12 months.

	As of October 4, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$58	$46
Chinese Renminbi	30	30
British Pound Sterling	—	6
	$88	$82

	As of June 28, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$60	$40
Chinese Renminbi	79	20
British Pound Sterling	6	12
	$145	$72
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of October 4, 2019, the notional investments underlying the TRS amounted to $117 million. The contract term of the TRS is through January 2020 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company does not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected on its Condensed Consolidated Balance Sheets as of October 4, 2019 and June 28, 2019:

	As of October 4, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(2)
Total derivatives		$—		$(4)

	As of June 28, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total derivatives		$1		$(1)

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended October 4, 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$3

The amount of loss recognized in the Condensed Consolidated Statement of Comprehensive Income on derivatives designated as cash flow hedges was $1 million for the three months ended October 4, 2019. The amount of loss recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge ineffectiveness was not material for the three months ended October 4, 2019.

The following table shows the effect of the Company’s derivative instruments on its Condensed Consolidated Statement of Comprehensive Income and its Condensed Consolidated Statement of Operations for the three months ended September 28, 2018:

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
Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of October 4, 2019:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$470	$—	$—	$470
Time deposits and certificates of deposit	—	350	—	350
Total cash equivalents	470	350	—	820
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	10	10
Total assets	$471	$351	$10	$832
Liabilities:
Derivative liabilities	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$470	$350	$—	$820
Other current assets	1	1	—	2
Other assets, net	—	—	10	10
Total assets	$471	$351	$10	$832
Liabilities:
Accrued expenses	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2019:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$416	$—	$—	$416
Time deposits and certificates of deposit	—	132	—	132
Total cash equivalents	416	132	—	548
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	7	7
Derivative assets	—	1	—	1
Total assets	$417	$134	$7	$558
Liabilities:
Derivative liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$416	$132	$—	$548
Other current assets, net	1	2	—	3
Other current assets	—	—	7	7
Total assets	$417	$134	$7	$558
Liabilities:
Accrued expenses	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 4, 2019, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
Items Measured at Fair Value on a Non-Recurring Basis
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does have the ability to exercise significant influence but does not have control. These investments are included in Other assets, net on the Company’s Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment.
As of October 4, 2019 and June 28, 2019, the carrying value of the Company’s strategic investments was $115 million and $114 million, respectively. For the three months ended October 4, 2019 and September 28, 2018, there were no upward or downward adjustments on equity investments.
As of June 28, 2019, the Company had $23 million of held for sale land and building (collectively, the “properties”) included in Other current assets on its Condensed Consolidated Balance Sheets. In July 2019, the Company completed the sale of the properties. As of October 4, 2019, the Company had no held for sale land and building.
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

	October 4, 2019		As of June 28, 2019
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.25% Senior Notes due March 2022	$499	$516	$749	$763
4.75% Senior Notes due June 2023	741	774	941	973
4.875% Senior Notes due March 2024	498	526	498	514
4.75% Senior Notes due January 2025	750	778	920	929
4.875% Senior Notes due June 2027	689	713	689	688
5.75% Senior Notes due December 2034	489	497	489	482
LIBOR based Term Loan due September 2025	500	484	—	—
	$4,166	$4,288	$4,286	$4,349
Less: debt issuance costs	(26)	—	(33)	—
Long-term debt, net of debt issuance costs	$4,140	$4,288	$4,253	$4,349

9.	Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 262,624,650 shares were outstanding as of October 4, 2019, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 4, 2019.
Ordinary shares—Holders of ordinary shares are entitled to receive dividends as and when declared by the board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up, after required payments are made to holders of preferred shares, any remaining assets will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.
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
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.
As of October 4, 2019, $1.7 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of ordinary shares during the three months ended October 4, 2019:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	9	$447
Tax withholding related to vesting of equity awards	1	37
Total	10	$484

10.	Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	September 28, 2018
Revenues by Channel
OEMs	$1,820	$2,138
Distributors	461	534
Retailers	297	319
Total	$2,578	$2,991
Revenues by Geography(1)
Americas	$835	$1,006
EMEA	465	517
Asia Pacific	1,278	1,468
Total	$2,578	$2,991
__________________________________________
(1) Revenue is attributed to countries based on bill from locations.

11.	Guarantees
Indemnifications of Officers and Directors
Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”) and wholly-owned subsidiary of STX, from time to time enters into indemnification agreements with the directors, officers, employees and agents of STX or any of its subsidiaries (each, an “Indemnitee”). The indemnification agreements provide indemnification in addition to any of Indemnitee’s indemnification rights under any relevant Articles of Association (or similar constitutional document), applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of STX or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of STX or any of its subsidiaries or of any other entity to which he or she provides services at the Company’s request. However, Indemnitees are not indemnified under the indemnification agreements for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to STX or the applicable subsidiary or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company. In addition, the indemnification agreements provide that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the indemnification agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 4, 2019 and September 28, 2018 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	September 28, 2018
Balance, beginning of period	$195	$237
Warranties issued	24	34
Repairs and replacements	(23)	(25)
Changes in liability for pre-existing warranties, including expirations	(12)	(14)
Balance, end of period	$184	$232

12.	Earnings Per Share
Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and performance-based share units and shares to be purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	October 4, 2019	September 28, 2018
Numerator:
Net income	$200	$450
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	266	287
Weighted-average effect of dilutive securities:
Employee equity award plans	4	5
Total shares for purpose of calculating diluted net income per share	270	292
Net income per share:
Basic	$0.75	$1.57
Diluted	$0.74	$1.54

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three months ended October 4, 2019 and September 28, 2018.

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
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. A jury trial in this matter is scheduled for June 1, 2020. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.
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

The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The EU REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.
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
Dividend Declared
On October 28, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share, which will be payable on January 8, 2020 to shareholders of record as of the close of business on December 26, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended October 4, 2019, June 28, 2019 and September 28, 2018, referred to herein as the “September 2019 quarter,” the “June 2019 quarter,” and the “September 2018 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2019 quarter was 14 weeks and the June 2019 quarter and September 2018 quarter were each 13 weeks.
You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, among other things, statements about our plans, strategies and prospects, market demand for our products, shifts in technology, estimates of industry growth, our ability to effectively manage our debt obligations and our cash liquidity position, our restructuring efforts, the sufficiency of our sources of cash to meet our cash needs for the next 12 months and our expectations regarding capital expenditures and projected cost savings for the fiscal year ending July 3, 2020. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,”, “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

•	addressing the many challenges facing the Company’s business;

•	the uncertainty in global economic and political conditions;

•	the development and introduction of products based on new technologies and expansion into new data storage markets, and market acceptance of new products;

•	the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends;

•	the impact of variable demand, changes in market demand, and an adverse pricing environment for storage products;

•
the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests and its ability to maintain a favorable cash liquidity position;

•	the Company’s ability to successfully qualify, manufacture and sell its storage products in increasing volumes on a cost-effective basis and with acceptable quality;

•	any price erosion or volatility of sales volumes through the Company’s distributor and retail channel;

•	disruptions to the Company’s supply chain or production capabilities;

•	currency fluctuations that may impact the Company’s margins, international sales and results of operations;

•	the impact of trade barriers, such as import/export duties and restrictions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business;

•	the evolving legal, regulatory and administrative climate in the international markets where the Company operates; and

•	cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.

Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations are described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview of the September 2019 quarter. Highlights of events in the September 2019 quarter that impacted our financial position.

•	Results of Operations. An analysis of our financial results comparing the September 2019 quarter to the September 2018 quarter and the June 2019 quarter.

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
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization”
Overview of the September 2019 quarter
During the September 2019 quarter, we shipped 98 exabytes of HDD storage capacity. We generated revenue of approximately $2.6 billion, gross margin of 26% and our operating cash flow was $456 million. We repurchased an aggregate principal amount of $620 million of certain outstanding senior notes in connection with the Tender Offers and borrowed $500 million under the Term Loan. We repurchased approximately 9 million of our ordinary shares for $450 million and paid $170 million in dividends. Additionally, we changed our estimate of the useful lives of our manufacturing equipment from a range of three to five years to a range of three to seven years. The effect of this change in estimate increased the September 2019 quarter net income by $23 million.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	June 28, 2019	September 28, 2018
Revenue	$2,578	$2,371	$2,991
Cost of revenue	1,907	1,747	2,078
Gross margin	671	624	913
Product development	255	241	266
Marketing and administrative	122	108	115
Amortization of intangibles	4	6	6
Restructuring and other, net	17	(63)	23
Income from operations	273	332	503
Other expense, net	(75)	(41)	(35)
Income before income taxes	198	291	468
(Benefit) provision for income taxes	(2)	(692)	18
Net income	$200	$983	$450

	For the Three Months Ended
	October 4, 2019	June 28, 2019	September 28, 2018
Revenue	100%	100%	100%
Cost of revenue	74	74	69
Gross margin	26	26	31
Product development	10	10	9
Marketing and administrative	5	5	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	(3)	1
Income from operations	11	14	17
Other expense, net	(3)	(2)	(1)
Income before income taxes	8	12	16
(Benefit) provision for income taxes	—	(29)	1
Net income	8%	41%	15%
Revenue
The following table summarizes information regarding consolidated revenues by channel and geography, HDD price per terabyte and HDD exabytes shipped:

	For the Three Months Ended
	October 4, 2019	June 28, 2019	September 28, 2018
Revenues by Channel (%)
OEMs	71%	71%	71%
Distributors	18%	17%	18%
Retailers	11%	12%	11%
Revenues by Geography (%)
Americas	32%	33%	34%
EMEA	18%	17%	17%
Asia Pacific	50%	50%	49%

HDD Price per Terabyte	$24	$26	$28
HDD Exabytes Shipped	98	84	99
Revenue in the September 2019 quarter increased by $207 million from the June 2019 quarter primarily due to an increase in exabytes shipped and improved product mix, partially offset by price erosion.
Revenue in the September 2019 quarter decreased by $413 million from the September 2018 quarter primarily due to less favorable market conditions and price erosion.

We maintain various sales incentive programs such as channel rebates and price masking. Sales incentive programs were approximately 13%, 11% and 11% of gross HDD revenue for the September 2019 quarter, June 2019 quarter and September 2018 quarter, respectively. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	June 28, 2019	September 28, 2018
Cost of revenue	$1,907	$1,747	$2,078
Gross margin	671	624	913
Gross margin percentage	26%	26%	31%
Gross margin as a percentage of revenue for the September 2019 quarter remained relatively flat compared to the June 2019 quarter.
Compared to the September 2018 quarter, gross margin as a percentage of revenue for the September 2019 quarter decreased primarily driven by price erosion and factory under-utilization.
In the September 2019 quarter, total warranty cost was 0.5% of revenue and included a favorable change in estimates of prior warranty accruals of 0.4% of revenue due to improvements in return rates on newer generation products. Warranty cost related to new shipments was 0.9%, 0.9% and 1.2% of revenue for the September 2019 quarter, June 2019 quarter and September 2018 quarter, respectively.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	June 28, 2019	September 28, 2018
Product development	$255	$241	$266
Marketing and administrative	122	108	115
Amortization of intangibles	4	6	6
Restructuring and other, net	17	(63)	23
Operating expenses	$398	$292	$410
Product development expense. Product development expense for the September 2019 quarter increased by $14 million compared to the June 2019 quarter due to a $14 million increase in compensation and other employee benefits resulting primarily from the additional fourteenth week in the September 2019 quarter.
Compared to the September 2018 quarter, Product development expense for the September 2019 quarter decreased by $11 million primarily due to a $10 million decrease in other general expenses as a result of timing of materials purchases and a $5 million decrease in variable compensation expense, partially offset by an increase in expense from the additional fourteenth week in the September 2019 quarter.
Marketing and administrative expense. Marketing and administrative expense for the September 2019 quarter increased by $14 million from the June 2019 quarter, primarily due to a $9 million increase in other general expenses as a result of increased outside services, a $2 million increase in variable compensation expense and a $2 million increase in compensation and other employee benefits mainly resulting from the additional fourteenth week in the September 2019 quarter.
Compared to the September 2018 quarter, Marketing and administrative expense for the September 2019 quarter increased by $7 million, primarily due to a $4 million increase in share-based compensation expense and a $4 million increase in other general expenses mainly as a result of increased outside services and increase in expense from the additional fourteenth week in the September 2019 quarter.
Amortization of intangibles. Amortization of intangibles for the September 2019 quarter decreased by $2 million from the June 2019 quarter and the September 2018 quarter due to certain intangible assets reaching the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the September 2019 quarter was comprised of charges primarily related to a new voluntary early exit program.

Restructuring and other, net for the June 2019 quarter was comprised primarily of a gain from the sale of certain property.
Restructuring and other, net for the September 2018 quarter was comprised of charges primarily related to a voluntary early exit program.

Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	June 28, 2019	September 28, 2018
Other expense, net	$(75)	$(41)	$(35)
Other expense, net. Other expense, net for the September 2019 quarter increased by $34 million from the June 2019 quarter, primarily due to a $30 million loss resulting from the repurchase of certain long-term debt and a $5 million decrease in interest income mainly resulting from the redemption of our investment in Toshiba Memory Holdings Corporation (“TMHC”) in the June 2019 quarter.
Compared to the September 2018 quarter, Other expense, net for the September 2019 quarter increased by $40 million primarily due to a $30 million loss resulting from the repurchase of certain long-term debt and an $11 million decrease in interest income mainly resulting from the redemption of our investment in TMHC in the June 2019 quarter.
Income Taxes

	For the Three Months Ended
(Dollars in millions)	October 4, 2019	June 28, 2019	September 28, 2018
(Benefit) provision for income taxes	$(2)	$(692)	$18
Our income tax benefit of $2 million for the three months ended October 4, 2019 included approximately $11 million of net discrete tax benefit of which $8 million was associated with net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for the three months ended October 4, 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the three months ended October 4, 2019, our unrecognized tax benefits excluding interest and penalties increased by approximately $2 million to $85 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $85 million at October 4, 2019, subject to certain future valuation allowance reversals. During the 12 months beginning October 5, 2019, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of expected cash payments to tax authorities.
Our income tax provision of $18 million for the three months ended September 28, 2018 included approximately $1 million of net discrete tax expense.
Our income tax provision recorded for the three months ended September 28, 2018 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-Irish earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments, and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of October 4, 2019.

Cash and Cash Equivalents

(Dollars in millions)	October 4, 2019	June 28, 2019	Change
Cash and cash equivalents	$1,784	$2,220	$(436)

Our cash and cash equivalents as of October 4, 2019 decreased by $436 million from June 28, 2019 primarily as a result of the repurchase of certain senior notes of $645 million for $620 million in aggregate principal amount, repurchases of our ordinary shares of $450 million, dividends to our shareholders of $170 million, and payments for capital expenditures of $147 million, partially offset by net proceeds of $498 million from borrowings under our Term Loan and net cash of $456 million provided by operating activities.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended October 4, 2019 was $456 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:

•	an increase of $281 million in accounts payable, primarily due to timing of payments and an increase in materials purchases;

•	partially offset by an increase of $77 million in accounts receivable, primarily due to timing of collections and an increase in revenue;

•	an increase of $65 million in inventories, primarily due to an increase in material purchases; and

•	a decrease of $20 million in accrued employee compensation primarily due to cash paid to our employees as part of our discretionary spending plans.

Cash Used in Investing Activities
Cash used in investing activities for the three months ended October 4, 2019 was $151 million, primarily attributable to the payments for the purchase of property, equipment and leasehold improvements of $147 million.

Cash Used in Financing Activities
Cash used in financing activities of $765 million for the three months ended October 4, 2019 was primarily attributable to the following activities:

•	$645 million in payments for repurchase of certain long-term debt;

•	$450 million in payments for repurchase of our ordinary shares;

•	$170 million in dividend payments;

•	$37 million in payments for taxes related to net share settlement of equity awards;

•	partially offset by $498 million in net proceeds from the borrowing under the Term Loan; and

•	$39 million in proceeds from the issuance of ordinary shares under employee stock plans.

Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of October 4, 2019 consisted of: (1) approximately $1.8 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) $1.5 billion available for borrowing under our Revolving Credit Facility.
On September 17, 2019, we borrowed a principal amount of $500 million under the Term Loan and the proceeds were used to repurchase a portion of our outstanding senior notes. The Term Loan bears interest at a rate of LIBOR plus a variable margin determined based on our corporate credit rating. The Term Loan is repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with the remaining balance payable upon maturity on September 16, 2025.
As of October 4, 2019, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025. We were in compliance with the covenants as of October 4, 2019 and expect to be in compliance for the next 12 months.

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
For fiscal year 2020, we expect capital expenditures to remain within our long-term targeted range of 6% to 8% of revenue.
From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding notes pursuant to the terms of the applicable indenture.
Dividends declared in the September 2019 quarter of $165 million were subsequently paid on October 9, 2019. Our Board of Directors declared a quarterly cash dividend of $0.65 per share on October 28, 2019, which is payable on January 8, 2020 to shareholders of record at the close of business on December 26, 2019.
From time to time, we may repurchase any of our outstanding ordinary shares through tender offers, private, open market or broker-assisted purchases or other means. As of October 4, 2019, $1.7 billion remained available for repurchases under our existing repurchase authorization. All repurchases are effected as redemptions in accordance with our Articles of Association.

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
Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, as filed with the SEC on August 2, 2019, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements
See “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes, and equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of October 4, 2019, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of October 4, 2019.
In the September 2019 quarter, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to LIBOR plus a variable margin set on September 19, 2019.
The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of October 4, 2019.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value at October 4, 2019
Assets
Cash equivalents:	—
Floating rate	$822	$—	$—	$—	$—	$—	$822	$822
Average interest rate	2.23%						2.23%
Other debt securities
Fixed rate	$—	$6	$—	$—	$—	$4	$10	$10
Fixed interest rate		5.00%					5.00%
Debt
Fixed rate	$—	$—	$500	$741	$500	$1,930	$3,671	$3,804
Average interest rate			4.25%	4.75%	4.88%	5.05%	4.86%
Variable rate	$—	$19	$25	$25	$25	$406	$500	$484
Average interest rate		3.68%	3.68%	3.68%	3.68%	3.68%	3.68%

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
We did not have any material net gains or losses recognized in Cost of revenue, or Other, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended October 4, 2019.
The table below provides information as of October 4, 2019 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$104	$1.37	$(1)
Chinese Renminbi	60	$6.85	(2)
British Pound Sterling	6	$0.78	(1)
Total	$170		$(4)
___________________________________

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

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
Changes in our corporate issuer credit ratings have minimal impact on our near term financial results, but downgrades may negatively impact our future ability to raise capital, our ability to execute transactions with various counterparties and increase the cost of such capital.
We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our SDCP. In fiscal year 2014, we entered into a TRS in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 7. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective as of October 4, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended October 4, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 13. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with STX’s Articles of Association.
As of October 4, 2019, $1.7 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization.
The following table sets forth information with respect to all repurchases of our shares made during the fiscal quarter ended October 4, 2019, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)(2)	Average Price Paid Per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

June 29, 2019 through July 26, 2019	—	$47.30	—	$2,190
July 27, 2019 through August 30, 2019	6	45.45	6	1,941
August 31, 2019 through October 4, 2019	4	54.34	4	1,708
Total	10		10
__________________________________________
(1) Repurchase of shares including tax withholdings.
(2) On October 29, 2018, the Board of Directors authorized the repurchase of an additional $2.3 billion of our outstanding ordinary shares, increasing the aggregate authority to $3.0 billion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.2	8/20/2010

10.1	First Amendment, dated as of May 28, 2019, to the Credit Agreement, dated as of February 20, 2019.					X

10.2	Second Amendment and Joinder Agreement, dated as of September 16, 2019, to the Credit Agreement, dated as of February 20, 2019.					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2
Certification of the Chief Financial Officer pursuant to rules 13a- 14(a) and 15d -14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					X

104	Inline XBRL Cover page
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	November 1, 2019	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)