Form 10-Q
period 2020-01-03
Seagate Technology plc
filed 2020-02-05
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2020, 260,956,046 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	January 3, 2020	June 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,744	$2,220
Accounts receivable, net	1,112	989
Inventories	1,148	970
Other current assets	148	184
Total current assets	4,152	4,363
Property, equipment and leasehold improvements, net	2,049	1,869
Goodwill	1,237	1,237
Other intangible assets, net	83	111
Deferred income taxes	1,119	1,114
Other assets, net	292	191
Total Assets	$8,932	$8,885
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,870	$1,420
Accrued employee compensation	191	169
Accrued warranty	80	91
Current portion of long-term debt	6	—
Accrued expenses	553	552
Total current liabilities	2,700	2,232
Long-term accrued warranty	89	104
Long-term accrued income taxes	3	4
Other non-current liabilities	175	130
Long-term debt	4,135	4,253
Total Liabilities	7,102	6,723
Commitments and contingencies (See Notes 11 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,667	6,545
Accumulated other comprehensive loss	(33)	(34)
Accumulated deficit	(4,804)	(4,349)
Total Equity	1,830	2,162
Total Liabilities and Equity	$8,932	$8,885

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Revenue	$2,696	$2,715	$5,274	$5,706

Cost of revenue	1,938	1,921	3,845	3,999
Product development	250	246	505	512
Marketing and administrative	120	120	242	235
Amortization of intangibles	4	5	8	11
Restructuring and other, net	—	7	17	30
Total operating expenses	2,312	2,299	4,617	4,787

Income from operations	384	416	657	919

Interest income	4	22	15	46
Interest expense	(48)	(56)	(103)	(114)
Other, net	(4)	16	(35)	15
Other expense, net	(48)	(18)	(123)	(53)

Income before income taxes	336	398	534	866
Provision for income taxes	18	14	16	32
Net income	$318	$384	$518	$834

Net income per share:
Basic	$1.21	$1.35	$1.96	$2.92
Diluted	1.20	1.34	1.93	2.88
Number of shares used in per share calculations:
Basic	262	285	264	286
Diluted	265	287	268	290
Cash dividends declared per ordinary share	$0.65	$0.63	$1.28	$1.26

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net income	$318	$384	$518	$834
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	3	(4)	2	(1)
Less: reclassification for amounts included in net income	1	(1)	1	(2)
Net change	4	(5)	3	(3)
Foreign currency translation adjustments	3	(4)	(2)	(2)
Total other comprehensive income (loss), net of tax	7	(9)	1	(5)
Comprehensive income	$325	$375	$519	$829

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	January 3, 2020	December 28, 2018
OPERATING ACTIVITIES
Net income	$518	$834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	272
Share-based compensation	53	45
Deferred income taxes	(4)	1
Other non-cash operating activities, net	47	(44)
Changes in operating assets and liabilities:
Accounts receivable, net	(124)	135
Inventories	(172)	(47)
Accounts payable	458	(240)
Accrued employee compensation	22	(89)
Accrued expenses, income taxes and warranty	(38)	(16)
Other assets and liabilities	(9)	24
Net cash provided by operating activities	936	875
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(341)	(304)
Proceeds from settlement of foreign currency forward exchange contracts	—	66
Proceeds from sale of strategic investments	—	10
Proceeds from the sale of assets	1	6
Purchases of investments	(45)	(8)
Net cash used in investing activities	(385)	(230)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(645)	(499)
Dividends to shareholders	(335)	(361)
Repurchases of ordinary shares	(600)	(286)
Taxes paid related to net share settlement of equity awards	(39)	(30)
Net proceeds from issuance of long-term debt	498	—
Proceeds from issuance of ordinary shares under employee stock plans	69	35
Other financing activities, net	(2)	—
Net cash used in financing activities	(1,054)	(1,141)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(2)	(1)
Decrease in cash, cash equivalents and restricted cash	(505)	(497)
Cash, cash equivalents and restricted cash at the beginning of the period	2,251	1,857
Cash, cash equivalents and restricted cash at the end of the period	$1,746	$1,360

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended January 3, 2020 and December 28, 2018
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 4, 2019	263	$—	$6,610	$(40)	$(4,800)	$1,770
Net income					318	318
Other comprehensive income				7		7
Issuance of ordinary shares under employee stock plans	1		30			30
Repurchases of ordinary shares	(3)				(150)	(150)
Tax withholding related to vesting of restricted stock units					(2)	(2)
Dividends to shareholders					(170)	(170)
Share-based compensation			27			27
Balance at January 3, 2020	261	$—	$6,667	$(33)	$(4,804)	$1,830

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 28, 2018	286	$—	$6,427	$(12)	$(4,569)	$1,846
Net income					384	384
Other comprehensive loss				(9)		(9)
Issuance of ordinary shares under employee stock plans			3			3
Repurchases of ordinary shares	(3)				(136)	(136)
Tax withholding related to vesting of restricted stock units					(3)	(3)
Dividends to shareholders					(178)	(178)
Share-based compensation			27			27
Balance at December 28, 2018	283	$—	$6,457	$(21)	$(4,502)	$1,934

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended January 3, 2020 and December 28, 2018
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adopting new lease standard (Note 1)					(2)	(2)
Net income					518	518
Other comprehensive income				1		1
Issuance of ordinary shares under employee stock plans	5		69			69
Repurchases of ordinary shares	(12)				(597)	(597)
Tax withholding related to vesting of restricted stock units	(1)				(39)	(39)
Dividends to shareholders					(335)	(335)
Share-based compensation			53			53
Balance at January 3, 2020	261	$—	$6,667	$(33)	$(4,804)	$1,830

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard					34	34
Net income					834	834
Other comprehensive loss				(5)		(5)
Issuance of ordinary shares under employee stock plans	3		35			35
Repurchases of ordinary shares	(6)				(286)	(286)
Tax withholding related to vesting of restricted stock units	(1)				(30)	(30)
Dividends to shareholders					(358)	(358)
Share-based compensation			45			45
Balance at December 28, 2018	283	$—	$6,457	$(21)	$(4,502)	$1,934

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
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
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high quality and cost effectiveness. Complementing existing data center storage architecture, SSDs use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high capacity HDD and a smaller SSD acting as a cache to improve performance of frequently accessed data.
The Company’s HDD products are designed for both mass capacity storage and legacy markets. Mass capacity storage supports high capacity, low-cost storage applications, including nearline, video and image applications and network-attached storage (“NAS”). Legacy markets include mission critical, desktop, notebook, digital video recorders (“DVRs”), gaming consoles and consumer applications. These markets were previously categorized as enterprise servers and storage systems, edge non-compute applications, and edge compute applications. The Company’s SSD product portfolio is mainly comprised of Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) and is designed primarily for applications in enterprise servers and storage systems.
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
The preparation of financial statements in accordance with the United States (“U.S.”) generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements.
The Company’s consolidated financial statements for the fiscal year ended June 28, 2019 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 2, 2019. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 28, 2019, and the notes thereto, are adequate to make the information presented not misleading.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and six months ended January 3, 2020 consisted of 13 weeks and 27 weeks, respectively, and the three and six months ended December 28, 2018 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2020, which ends on July 3, 2020, is comprised of 53 weeks and fiscal year 2019, which ended on June 28, 2019, was comprised of 52 weeks. The fiscal quarters ended January 3, 2020, October 4, 2019 and December 28, 2018, are also referred to herein as the “December 2019 quarter”, the “September 2019 quarter” and the “December 2018 quarter”, respectively. The results of operations for the three and six months ended January 3, 2020 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending July 3, 2020.
Summary of Significant Accounting Policies
Except for the change in the Company’s other long-lived assets and leases policies described below, there have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2019, as filed with the SEC on August 2, 2019.

Other Long-Lived Assets
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain manufacturing equipment at its manufacturing facilities were longer than the estimated useful lives used for depreciation purposes in the Company’s condensed consolidated financial statements. As a result, effective June 29, 2019, the Company changed its estimate of the useful lives of its manufacturing equipment from a range of three to five years to a range of three to seven years. The effect of this change in estimate increased the net income by $42 million and $65 million for the three and six months ended January 3, 2020, respectively, and increased the diluted earnings per share by $0.16 and $0.24 for the three and six months ended January 3, 2020, respectively.
Leases
Effective June 29, 2019, the Company adopted a new accounting policy for leases in accordance with Accounting Standard Codification (“ASC”) 842, Leases, using the modified retrospective approach. Accordingly, the Company applied the new lease accounting standard prospectively to leases existing or commencing on or after June 29, 2019. The Company elected to apply the practical expedients which allow for not reassessing whether existing contracts contain leases, the classification of existing leases and whether the existing initial direct costs meet the new definition. In addition, the Company elected to combine lease and non-lease components for facility leases and to not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less on the balance sheet.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 (ASC Topic 842), Leases, and subsequently issued certain interpretive clarifications on this new guidance which amend a number of aspects of lease accounting, including requiring a lessee to recognize an ROU asset and corresponding lease liability for operating leases and enhanced disclosures. As of June 29, 2019, adoption of the standard resulted in the recognition of ROU assets and corresponding current and non-current lease liabilities of $115 million, $17 million and $57 million, respectively, on the Company’s Condensed Consolidated Balance Sheet, primarily relating to real estate operating leases. The adoption of this ASU did not have a material impact on the Company’s other condensed consolidated financial statements. For information regarding the impact of ASC 842 adoption, see Summary of Significant Accounting Policies - Leases above and Note 5. Leases.
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
In December 2019, the FASB issued ASU 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company is required to adopt this guidance in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of January 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$571	$—	$571
Time deposits and certificates of deposit	101	—	101
Other debt securities	14	—	14
Total	$686	$—	$686

Included in Cash and cash equivalents			$670
Included in Other current assets			2
Included in Other assets, net			14
Total			$686

As of January 3, 2020, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of January 3, 2020, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of January 3, 2020.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of January 3, 2020, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$672	$672
Due in 1 to 5 years	6	6
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$686	$686

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$417	$—	$417
Time deposits and certificates of deposit	133	—	133
Other debt securities	7	—	7
Total	$557	$—	$557

Included in Cash and cash equivalents			$548
Included in Other current assets			2
Included in Other assets, net			7
Total			$557

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
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in its Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	January 3, 2020	June 28, 2019	December 28, 2018	June 29, 2018
Cash and cash equivalents	$1,744	$2,220	$1,357	$1,853
Restricted cash included in Other current assets	2	31	3	4
Total cash, cash equivalents and restricted cash presented on the Statements of Cash Flows	$1,746	$2,251	$1,360	$1,857

As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	January 3, 2020	June 28, 2019
Raw materials and components	$346	$336
Work-in-process	365	217
Finished goods	437	417
Total inventories	$1,148	$970

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	January 3, 2020	June 28, 2019
Property, equipment and leasehold improvements	$10,095	$9,835
Accumulated depreciation and amortization	(8,046)	(7,966)
Property, equipment and leasehold improvements, net	$2,049	$1,869

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	January 3, 2020	June 28, 2019
Dividends payable	$170	$170
Other accrued expenses	383	382
Total accrued expenses	$553	$552

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available-for-Sale Debt Securities	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2019	$—	$—	$(20)	$(14)	$(34)
Other comprehensive income (loss) before reclassifications	2	—	—	(2)	—
Amounts reclassified from AOCI	1	—	—	—	1
Other comprehensive income (loss)	3	—	—	(2)	1
Balance at January 3, 2020	$3	$—	$(20)	$(16)	$(33)

Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)
Other comprehensive loss before reclassifications	(1)	—	—	(2)	(3)
Amounts reclassified from AOCI	(2)	—	—	—	(2)
Other comprehensive loss	(3)	—	—	(2)	(5)
Balance at December 28, 2018	$(3)	$—	$(4)	$(14)	$(21)

3.Debt
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
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of January 3, 2020 and expects to be in compliance for the next 12 months.
As of January 3, 2020, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the Revolving Credit Facility.
Other Long-Term Debt
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of approximately $250 million was repurchased pursuant to cash tender offers for certain senior notes (the “Tender Offers”). The Company recorded a loss of $10 million during the six months ended January 3, 2020, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of $200 million was repurchased pursuant to the Tender Offers. The Company recorded a loss of $10 million during the six months ended January 3, 2020, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of approximately $170 million was repurchased pursuant to the Tender Offers. The Company recorded a loss of $8 million during the six months ended January 3, 2020, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
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
At January 3, 2020, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$—
2021	19
2022	525
2023	766
2024	525
Thereafter	2,336
Total	$4,171

4.Income Taxes
The Company recorded income tax provisions of $18 million and $16 million in the three and six months ended January 3, 2020, respectively. The discrete items in the income tax provision were not material for the three months ended January 3, 2020. The income tax provision for the six months ended January 3, 2020 included approximately $10 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense.
The Company’s income tax provision recorded for the three and six months ended January 3, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the six months ended January 3, 2020, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $3 million to $86 million; substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning January 4, 2020, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount as a result of the expiration of certain statutes of limitation.
During the three months ended January 3, 2020, there has been various tax legislation passed which become effective in the Company’s fiscal years 2020 and 2021. Tax legislation effective in fiscal year 2020 has no impact to the Company’s financial statements. For tax legislation effective beginning fiscal year 2021, the Company is in the process of assessing the impact of these tax law changes to the consolidated financial statements.
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

5.Leases
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

Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

(Dollars in millions)	For the Three Months Ended January 3, 2020	For the Six Months Ended January 3, 2020
Operating lease cost	$5	$11
Variable lease cost	1	2
Total lease cost	$6	$13

Operating cash outflows from operating leases	$5	$9

January 3, 2020
Weighted-average remaining lease term	12.9 years
Weighted-average discount rate	6.29%

ROU assets and lease liabilities are included on the Company’s Condensed Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	January 3, 2020
ROU assets	Other assets, net	$109
Current lease liabilities	Accrued expenses	$14
Non-current lease liabilities	Other non-current liabilities	$55

At January 3, 2020, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$6
2021	16
2022	14
2023	10
2024	5
Thereafter	105
Total lease payments	156
Less: imputed interest	(87)
Present value of lease liabilities	$69

6.Restructuring and Exit Costs
The Company recorded net restructuring charges of approximately $17 million for the six months ended January 3, 2020. Restructuring charges were not material for the three months ended January 3, 2020. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for the six months ended January 3, 2020:

	Restructuring Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$13	$17	$30
Lease adoption adjustment	—	(11)	(11)
Restructuring charges	20	1	21
Cash payments	(15)	(3)	(18)
Adjustments	(4)	—	(4)
Accrual balances at January 3, 2020	$14	$4	$18
Total costs incurred to date as of January 3, 2020	$474	$118	$592
Total expected charges to be incurred as of January 3, 2020	$—	$1	$1

7.Derivative Financial Instruments
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
In the September 2019 quarter, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was $3 million as of January 3, 2020 and the amount of net unrealized loss on cash flow hedges was not material as of June 28, 2019. As of January 3, 2020, the amount of existing net gains related to cash flow hedges recorded in Accumulated other comprehensive loss included $3 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $1 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 3, 2020. The Company recognized a net gain of $1 million and $2 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 28, 2018, respectively.
Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on forecasted expenditures denominated in currencies other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Condensed Consolidated Statements of Operations.
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of January 3, 2020 and June 28, 2019. All of the foreign currency forward exchange contracts mature within 12 months.

	As of January 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$26	$32
Chinese Renminbi	10	20
	$36	$52

	As of June 28, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$60	$40
Chinese Renminbi	79	20
British Pound Sterling	6	12
	$145	$72

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of January 3, 2020, the notional investments underlying the TRS amounted to $124 million. The contract term of the TRS is through January 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected on its Condensed Consolidated Balance Sheets as of January 3, 2020 and June 28, 2019:

	As of January 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$—
Interest rate swap	Other current assets	2	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	—
Total derivatives		$3		$—

	As of June 28, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total derivatives		$1		$(1)

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended January 3, 2020:

	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$1	$(2)
Total return swap	Operating expenses	$7	$7

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$1	$—	Other expense, net	$(1)	$(1)	Other expense, net	$—	$—
Interest rate swap	$2	$2	Other expense, net	$—	$—	Other expense, net	$—	$—

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and its Condensed Consolidated Statements of Operations for the three and six months ended December 28, 2018:

	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(13)	$28
Total return swap	Operating expenses	$(15)	$(11)

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in millions) Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$(4)	$(1)	Other expense, net	$1	$2	Other expense, net	$1	$1

8.Fair Value
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
Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of January 3, 2020:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$570	$—	$—	$570
Time deposits and certificates of deposit	—	100	—	100
Total cash equivalents	570	100	—	670
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	14	14
Derivative assets	—	3	—	3
Total assets	$571	$104	$14	$689

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$570	$100	$—	$670
Other current assets	1	4	—	5
Other assets, net	—	—	14	14
Total assets	$571	$104	$14	$689

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
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of January 3, 2020, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
Items Measured at Fair Value on a Non-Recurring Basis
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence. These investments are included in Other assets, net on the Company’s Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment.
As of January 3, 2020 and June 28, 2019, the carrying value of the Company’s strategic investments was $151 million and $114 million, respectively. For the three and six months ended January 3, 2020, the Company recorded a downward adjustment of $1 million in order to write down the carrying amount of an investment to its fair value. This amount was recorded in Other, net in the Condensed Consolidated Statements of Operations. For the three and six months ended December 28, 2018, there were no upward or downward adjustments on equity investments.
As of June 28, 2019, the Company had $23 million of held for sale land and building (collectively, the “properties”) included in Other current assets on its Condensed Consolidated Balance Sheets. In July 2019, the Company completed the sale of the properties. As of January 3, 2020, the Company had no held for sale land or buildings.
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

	January 3, 2020		June 28, 2019
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.25% Senior Notes due March 2022	$499	$517	$749	$763
4.75% Senior Notes due June 2023	741	785	941	973
4.875% Senior Notes due March 2024	498	533	498	514
4.75% Senior Notes due January 2025	750	798	920	929
4.875% Senior Notes due June 2027	689	734	689	688
5.75% Senior Notes due December 2034	489	520	489	482
LIBOR based Term Loan due September 2025	500	502	—	—
	4,166	4,389	4,286	4,349
Less: debt issuance costs	(25)	—	(33)	—
Debt, net of debt issuance costs	4,141	4,389	4,253	4,349
Less: current portion of long-term debt	(6)	(6)	—	—
Long-term debt, less current portion, net of debt issuance costs	$4,135	$4,383	$4,253	$4,349

9.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 260,923,948 shares were outstanding as of January 3, 2020, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of January 3, 2020.
Ordinary shares—Holders of ordinary shares are entitled to receive dividends as and when declared by the Board of Directors. Upon any liquidation, dissolution, or winding up, after required payments are made to holders of preferred shares, any remaining assets will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.
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
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of January 3, 2020, $1.6 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of ordinary shares during the six months ended January 3, 2020:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	12	$597
Tax withholding related to vesting of equity awards	1	39
Total	13	$636

10.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Revenues by Channel
OEMs	$1,843	$1,865	$3,663	$4,003
Distributors	463	443	924	977
Retailers	390	407	687	726
Total	$2,696	$2,715	$5,274	$5,706
Revenues by Geography (1)
Asia Pacific	$1,377	$1,386	$2,655	$2,854
Americas	761	731	1,596	1,737
EMEA	558	598	1,023	1,115
Total	$2,696	$2,715	$5,274	$5,706
_________________________________
(1) Revenue is attributed to countries based on bill from locations.

11.Guarantees
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
Indemnification Obligations
The Company from time to time enters into agreements with customers, suppliers, partners and others in the ordinary course of business that provide indemnification for certain matters including, but not limited to, intellectual property infringement claims, environmental claims and breach of agreement claims. The nature of the Company’s indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Company’s condensed consolidated financial statements with respect to these indemnification obligations.

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended January 3, 2020 and December 28, 2018 were as follows:

	For the Six Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018
Balance, beginning of period	$195	$237
Warranties issued	46	65
Repairs and replacements	(44)	(52)
Changes in liability for pre-existing warranties, including expirations	(28)	(28)
Balance, end of period	$169	$222

12.Earnings Per Share
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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Numerator:
Net income	$318	$384	$518	$834
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	262	285	264	286
Weighted-average effect of dilutive securities:
Employee equity award plans	3	2	4	4
Total shares for purpose of calculating diluted net income per share	265	287	268	290
Net income per share:
Basic	$1.21	$1.35	$1.96	$2.92
Diluted	1.20	1.34	1.93	2.88

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three and six months ended January 3, 2020 and were approximately 1 million for the three and six months ended December 28, 2018.

13.Legal, Environmental and Other Contingencies
The Company assesses the probability of an unfavorable outcome of all its material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually, or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially.
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
On August 16, 2011, the district court granted in part and denied in part Seagate’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On July 11, 2014, the district court granted the Company’s further summary judgment motion regarding the ‘473 patent. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment of no direct infringement by Seagate because Seagate’s ATA/SCSI disk drives do not meet the “user interface” limitation of the asserted claims of the ‘473 patent; 2) affirmed the district court’s summary judgment of non-infringement by Compaq’s products as to claims 1, 3, and 5 of the ‘473 patent because Compaq’s F10 BIOS interface does not meet the “commands” limitation of those claims; 3) vacated the district court’s summary judgment of non-infringement by Compaq’s accused products as to claims 7-15 of the ‘473 patent; 4) reversed the district court’s summary judgment of non-infringement based on intervening rights; and 5) remanded the case to the district court for further proceedings on the ‘473 patent. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.
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
The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the U.S., Canada, Mexico, Taiwan, China, Japan and others. The EU REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.
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

14.Subsequent Events
Dividend Declared
On January 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share, which will be payable on April 8, 2020 to shareholders of record as of the close of business on March 25, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended January 3, 2020, October 4, 2019 and December 28, 2018, referred to herein as the “December 2019 quarter,” the “September 2019 quarter,” and the “December 2018 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2019 quarter and the December 2018 quarter were each 13 weeks, and the September 2019 quarter was 14 weeks.
You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet our cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 3, 2020. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,”, “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
•the development and introduction of products based on new technologies and expansion into new data storage markets, and market acceptance of new products;
•the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends;
•the impact of variable demand, changes in market demand, and an adverse pricing environment for storage products;
•the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests and its ability to maintain a favorable cash liquidity position;
•the Company’s ability to successfully qualify, manufacture and sell its storage products in increasing volumes on a cost-effective basis and with acceptable quality;
•any price erosion or volatility of sales volumes through the Company’s distributor and retail channel;
•disruptions to the Company’s supply chain or production capabilities;
•currency fluctuations that may impact the Company’s margins, international sales and results of operations;
•the impact of trade barriers, such as import/export duties and restrictions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business; and
•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.
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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:
•Overview of the December 2019 quarter. Highlights of events in the December 2019 quarter that impacted our financial position.
•Results of Operations. An analysis of our financial results comparing the December 2019 quarter to the September 2019 quarter and the December 2018 quarter.
•Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.
•Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization”

Overview of the December 2019 quarter
During the December 2019 quarter, we shipped 107 exabytes of HDD storage capacity. We generated revenue of approximately $2.7 billion, gross margin of 28% and our operating cash flow was $480 million. We repurchased approximately 3 million of our ordinary shares for $150 million and paid $165 million in dividends.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Revenue	$2,696	$2,578	$2,715	$5,274	$5,706
Cost of revenue	1,938	1,907	1,921	3,845	3,999
Gross margin	758	671	794	1,429	1,707
Product development	250	255	246	505	512
Marketing and administrative	120	122	120	242	235
Amortization of intangibles	4	4	5	8	11
Restructuring and other, net	—	17	7	17	30
Income from operations	384	273	416	657	919
Other expense, net	(48)	(75)	(18)	(123)	(53)
Income before income taxes	336	198	398	534	866
Provision (benefit) for income taxes	18	(2)	14	16	32
Net income	$318	$200	$384	$518	$834

	For the Three Months Ended			For the Six Months Ended
	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Revenue	100%	100%	100%	100%	100%
Cost of revenue	72	74	71	73	70
Gross margin	28	26	29	27	30
Product development	9	10	9	10	9
Marketing and administrative	4	5	5	5	4
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	1
Income from operations	15	11	15	12	16
Other expense, net	(2)	(3)	(1)	(2)	(1)
Income before income taxes	13	8	14	10	15
Provision (benefit) for income taxes	1	—	—	—	—
Net income	12%	8%	14%	10%	15%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Six Months Ended
	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Revenues by Channel (%)
OEMs	68%	71%	69%	69%	70%
Distributors	17%	18%	16%	18%	17%
Retailers	15%	11%	15%	13%	13%
Revenues by Geography (%)
Asia Pacific	51%	50%	51%	50%	50%
Americas	28%	32%	27%	30%	30%
EMEA	21%	18%	22%	20%	20%
Revenues by Market (%)
Mass capacity	49%	47%	39%	48%	43%
Legacy	43%	46%	53%	44%	50%
Other	8%	7%	8%	8%	7%

HDD Exabytes Shipped by Market
Mass capacity	71	64	47	135	107
Legacy	36	34	40	70	79
Total	107	98	87	205	186

HDD Price per Terabyte	$23	$24	$28	$24	$28

Revenue in the December 2019 quarter increased by $118 million from the September 2019 quarter primarily due to an increase in exabytes shipped, partially offset by price erosion.
Revenue in the December 2019 quarter decreased by $19 million from the December 2018 quarter primarily due to price erosion, partially offset by an increase in exabytes shipped.
Revenue for the six months ended January 3, 2020 decreased by $432 million from the six months ended December 28, 2018 primarily as a result of price erosion, partially offset by an increase in exabytes shipped.

We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 13% of gross HDD revenue for each of the December 2019, September 2019 and December 2018 quarters. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Cost of revenue	$1,938	$1,907	$1,921	$3,845	$3,999
Gross margin	758	671	794	1,429	1,707
Gross margin percentage	28%	26%	29%	27%	30%

Gross margin as a percentage of revenue for the December 2019 quarter increased compared to the September 2019 quarter primarily driven by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the September 2019 quarter, partially offset by price erosion.
Gross margin as a percentage of revenue for the December 2019 quarter decreased compared to the December 2018 quarter primarily driven by price erosion, partially offset by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the September 2019 quarter.
Gross margin as a percentage of revenue for the six months ended January 3, 2020 decreased compared to the six months ended December 28, 2018 primarily driven by price erosion and factory underutilization, partially offset by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the September 2019 quarter.
In the December 2019 quarter, total warranty cost was 0.2% of revenue and included a favorable change in estimates of prior warranty accruals of 0.6% of revenue primarily due to lower repair costs and improvements in return rates on newer generation products. Warranty cost related to new shipments was 0.8%, 0.9% and 1.1% of revenue for the December 2019 quarter, September 2019 quarter and December 2018 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Product development	$250	$255	$246	$505	$512
Marketing and administrative	120	122	120	242	235
Amortization of intangibles	4	4	5	8	11
Restructuring and other, net	—	17	7	17	30
Operating expenses	$374	$398	$378	$772	$788

Product development expense. Product development expense for the December 2019 quarter decreased by $5 million compared to the September 2019 quarter primarily due to a $6 million decrease in compensation and other employee benefits resulting primarily from the additional fourteenth week in the September 2019 quarter, partially offset by a $3 million increase in variable compensation expense.
Product development expense increased by $4 million in the December 2019 quarter compared to the December 2018 quarter primarily due to an $8 million increase in compensation and other employee benefits, a $3 million increase in outside services expense and a $3 million increase in variable compensation expense partially offset by a $6 million decrease in depreciation expense and a $4 million decrease in material purchases.
Product development expense decreased by $7 million for the six months ended January 3, 2020 compared to the six months ended December 28, 2018 primarily due to a $13 million decrease in other general expenses as a result of timing of materials purchases and the additional fourteenth week in the September 2019 quarter, and a $13 million decrease in depreciation expense, which was partially offset by an $11 million increase in compensation and other employee benefits and a $6 million increase in outside services expense.

Marketing and administrative expense. Marketing and administrative expense for the December 2019 quarter remained relatively flat compared to both the September 2019 quarter and the December 2018 quarter.
Marketing and administrative expense for the six months ended January 3, 2020 increased by $7 million compared to the six months ended December 28, 2018 primarily due to a $3 million increase in share-based compensation expense and a $2 million increase in compensation and other employee benefits due to the additional fourteenth week in the September 2019 quarter.
Amortization of intangibles. Amortization of intangibles for the December 2019 quarter remained flat compared to the September 2019 quarter.
Amortization of intangibles for the three and six months ended January 3, 2020 decreased by $1 million and $3 million, respectively, compared to the three and six months ended December 28, 2018, due to certain intangible assets that reached the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the six months ended January 3, 2020 and the three and six months ended December 28, 2018 were comprised of charges primarily related to voluntary early exit programs.
Other Expense, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Other expense, net	$(48)	$(75)	$(18)	$(123)	$(53)

Other expense, net. Other expense, net for the December 2019 quarter decreased by $27 million from the September 2019 quarter primarily due to a $30 million non-recurring loss resulting from the repurchase of certain long-term debt in the September 2019 quarter and a $5 million decrease in interest expense in the December 2019 quarter due to the decrease in long-term debt, partially offset by a $7 million decrease in interest income in the December 2019 quarter mainly resulting from lower average invested balances.
Other expense, net for the December 2019 quarter increased by $30 million compared to the December 2018 quarter primarily due to $29 million of non-recurring income, net in the December 2018 quarter related to our previous investment in Toshiba Memory Holdings Corporation (“TMHC”), which was redeemed in the quarter ended June 28, 2019 .
Other expense, net for the six months ended January 3, 2020 increased by $70 million compared to the six months ended December 28, 2018 primarily due to $53 million of non-recurring income, net in the six months ended December 28, 2018 related to our previous investment in TMHC, which was redeemed in the quarter ended June 28, 2019 and a $30 million loss resulting from the repurchase of certain long-term debt, partially offset by a related $3 million decrease in interest expense and a $6 million net increase in gains due to favorable changes in foreign currency exchange rates.
Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 3, 2020	October 4, 2019	December 28, 2018	January 3, 2020	December 28, 2018
Provision (benefit) for income taxes	$18	$(2)	$14	$16	$32

We recorded income tax provisions of $18 million and $16 million in the three and six months ended January 3, 2020, respectively. The discrete items in the income tax provision were not material for the three months ended January 3, 2020. The income tax provision for the six months ended January 3, 2020 included approximately $10 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for the three and six months ended January 3, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the six months ended January 3, 2020, our unrecognized tax benefits excluding interest and penalties increased by approximately $3 million to $86 million; substantially all of which would impact our effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning January 4, 2020, we expect that our unrecognized tax benefits could be reduced by an immaterial amount as a result of the expiration of certain statutes of limitation.

During the three months ended January 3, 2020, there has been various tax legislation passed which become effective in our fiscal years 2020 and 2021. Tax legislation effective in fiscal year 2020 has no impact to our financial statements. For tax legislation effective beginning in fiscal year 2021, we are in the process of assessing the impact of these tax law changes to our consolidated financial statements.
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
Our income tax provision recorded for the three months ended December 28, 2018 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-Irish earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments, and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of January 3, 2020.
Cash and Cash Equivalents

(Dollars in millions)	January 3, 2020	June 28, 2019	Change
Cash and cash equivalents	$1,744	$2,220	$(476)

Our cash and cash equivalents as of January 3, 2020 decreased by $476 million from June 28, 2019 primarily as a result of the repurchase of certain senior notes of $645 million for $620 million in aggregate principal amount, repurchases of our ordinary shares of $600 million, payments for capital expenditures of $341 million, and dividends to our shareholders of $335 million, partially offset by net cash of $936 million provided by operating activities and net proceeds of $498 million from borrowings under our Term Loan.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended January 3, 2020 was $936 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $458 million in accounts payable, primarily due to timing of payments and an increase in materials purchased;
•an increase of $22 million in accrued employee compensation primarily due to timing of cash paid to our employees as part of our discretionary spending plans;
•partially offset by an increase of $172 million in inventories, primarily due to an increase in materials purchased for new product ramps; and
•an increase of $124 million in accounts receivable, primarily due to an increase in revenue.

Cash Used in Investing Activities
Cash used in investing activities for the six months ended January 3, 2020 was $385 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $341 million; and
•payments for the purchase of investments of $45 million.
Cash Used in Financing Activities
Cash used in financing activities of $1,054 million for the six months ended January 3, 2020 was primarily attributable to the following activities:
•$645 million in payments for repurchase of certain long-term debt;
•$600 million in payments for repurchase of our ordinary shares;
•$335 million in dividend payments;
•$39 million in payments for taxes related to net share settlement of equity awards;
•partially offset by $498 million in net proceeds from borrowings under the Term Loan; and
•$69 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of January 3, 2020 consisted of: (1) approximately $1.7 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) up to $1.5 billion available for borrowing under our Revolving Credit Facility.
As of January 3, 2020, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025. We were in compliance with the covenants as of January 3, 2020 and expect to be in compliance for the next 12 months.
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
From time to time we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture.
During the December 2019 quarter, our Board of Directors declared dividends of $0.65 per share, totaling $170 million, which were paid on January 8, 2020. On January 27, 2020, our Board of Directors declared a quarterly cash dividend of $0.65 per share, payable on April 8, 2020 to shareholders of record at the close of business on March 25, 2020.
From time to time, we may repurchase any of our outstanding ordinary shares through tender offers, private, open market or broker-assisted purchases or other means. As of January 3, 2020, $1.6 billion remained available for repurchases under our existing repurchase authorization. All repurchases are effected as redemptions in accordance with our Constitution.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes, and equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of January 3, 2020, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of January 3, 2020.
In the September 2019 quarter, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective in the September 2019 quarter and will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to LIBOR plus a variable margin set on December 19, 2019.
The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of January 3, 2020.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value at January 3, 2020
Assets
Cash equivalents:	—
Floating rate	$672	$—	$—	$—	$—	$—	$672	$672
Average interest rate	1.96%						1.96%
Other debt securities
Fixed rate	$—	$6	$—	$—	$—	$8	$14	$14
Fixed interest rate		5.00%					5.00%
Debt
Fixed rate	$—	$—	$500	$741	$500	$1,930	$3,671	$3,887
Average interest rate			4.25%	4.75%	4.88%	5.05%	4.86%
Variable rate	$—	$19	$25	$25	$25	$406	$500	$502
Average interest rate		3.39%	3.39%	3.39%	3.39%	3.39%	3.39%

Foreign Currency Exchange Risk. From time to time, we may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. At this time, we have not identified any material foreign currency exchange risk exposure associated with the United Kingdom’s withdrawal from the European Union.
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
We did not have any material net gains or losses recognized in Cost of revenue, or Other, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three and six months ended January 3, 2020.
The table below provides information as of January 3, 2020 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$58	$1.37	$1
Chinese Renminbi	30	$6.85	—
Total	$88		$1
___________________________________
(1)Equivalent to the unrealized net gain (loss) on existing contracts.
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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective as of January 3, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended January 3, 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 13. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with STX’s Constitution.
As of January 3, 2020, $1.6 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended January 3, 2020, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)(2)	Average Price Paid Per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 5, 2019 through November 1, 2019	—	$57.61	—	$1,707
November 2, 2019 through November 29, 2019	1	58.56	1	1,660
November 30, 2019 through January 3, 2020	2	59.22	2	1,555
Total	3		3
__________________________________________
(1) Repurchase of shares including tax withholdings.
(2) On October 29, 2018, the Board of Directors authorized the repurchase of an additional $2.3 billion of our outstanding ordinary shares, increasing the aggregate authority to $3.0 billion.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.2	8/20/2010

10.1+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan.					X

10.2+	Amended and Restated Seagate Technology public limited company 2012 Equity Incentive Plan.	8-K	001-31560	10.1	11/4/2019

10.3+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan.					X

10.4+	Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan.					X

10.5+	Form of Executive Performance Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan.					X

10.6+	Form of Employee Share Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan.					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					X

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	February 4, 2020	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)