Form 10-Q
period 2020-04-03
Seagate Technology plc
filed 2020-04-30
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2020, 256,624,915 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 3, 2020	June 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,612	$2,220
Accounts receivable, net	1,160	989
Inventories	1,102	970
Other current assets	141	184
Total current assets	4,015	4,363
Property, equipment and leasehold improvements, net	2,093	1,869
Goodwill	1,237	1,237
Other intangible assets, net	70	111
Deferred income taxes	1,112	1,114
Other assets, net	302	191
Total Assets	$8,829	$8,885
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,830	$1,420
Accrued employee compensation	155	169
Accrued warranty	76	91
Current portion of long-term debt	12	—
Accrued expenses	617	552
Total current liabilities	2,690	2,232
Long-term accrued warranty	87	104
Long-term accrued income taxes	3	4
Other non-current liabilities	166	130
Long-term debt	4,091	4,253
Total Liabilities	7,037	6,723
Commitments and contingencies (See Notes 11 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,725	6,545
Accumulated other comprehensive loss	(67)	(34)
Accumulated deficit	(4,866)	(4,349)
Total Equity	1,792	2,162
Total Liabilities and Equity	$8,829	$8,885

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue	$2,718	$2,313	$7,992	$8,019

Cost of revenue	1,972	1,712	5,817	5,711
Product development	246	238	751	750
Marketing and administrative	119	110	361	345
Amortization of intangibles	3	6	11	17
Restructuring and other, net	2	11	19	41
Total operating expenses	2,342	2,077	6,959	6,864

Income from operations	376	236	1,033	1,155

Interest income	4	21	19	67
Interest expense	(49)	(55)	(152)	(169)
Other, net	7	13	(28)	28
Other expense, net	(38)	(21)	(161)	(74)

Income before income taxes	338	215	872	1,081
Provision for income taxes	18	20	34	52
Net income	$320	$195	$838	$1,029

Net income per share:
Basic	$1.23	$0.69	$3.19	$3.62
Diluted	1.22	0.69	3.15	3.57
Number of shares used in per share calculations:
Basic	261	281	263	284
Diluted	263	284	266	288
Cash dividends declared per ordinary share	$0.65	$0.63	$1.93	$1.89

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net income	$320	$195	$838	$1,029
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(29)	1	(27)	—
Less: reclassification for amounts included in net income	(1)	1	—	(1)
Net change	(30)	2	(27)	(1)
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	2	—	2	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	2	—	2	—
Foreign currency translation adjustments	(6)	(2)	(8)	(4)
Total other comprehensive income (loss), net of tax	(34)	—	(33)	(5)
Comprehensive income	$286	$195	$805	$1,024

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	April 3, 2020	March 29, 2019
OPERATING ACTIVITIES
Net income	$838	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	407
Share-based compensation	80	73
Deferred income taxes	3	15
Other non-cash operating activities, net	55	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	(172)	296
Inventories	(126)	49
Accounts payable	424	(366)
Accrued employee compensation	(14)	(108)
Accrued expenses, income taxes and warranty	(18)	(32)
Other assets and liabilities	(23)	19
Net cash provided by operating activities	1,326	1,313
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(471)	(451)
Proceeds from settlement of foreign currency forward exchange contracts	—	66
Proceeds from sale of strategic investments	—	10
Proceeds from the sale of assets	1	30
Purchases of investments	(57)	(14)
Net cash used in investing activities	(527)	(359)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(685)	(499)
Dividends to shareholders	(505)	(539)
Repurchases of ordinary shares	(795)	(613)
Taxes paid related to net share settlement of equity awards	(39)	(30)
Net proceeds from issuance of long-term debt	498	196
Proceeds from issuance of ordinary shares under employee stock plans	100	68
Other financing activities, net	(2)	—
Net cash used in financing activities	(1,428)	(1,417)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(8)	(3)
Decrease in cash, cash equivalents and restricted cash	(637)	(466)
Cash, cash equivalents and restricted cash at the beginning of the period	2,251	1,857
Cash, cash equivalents and restricted cash at the end of the period	$1,614	$1,391

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended April 3, 2020 and March 29, 2019
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 3, 2020	261	$—	$6,667	$(33)	$(4,804)	$1,830
Net income					320	320
Other comprehensive loss				(34)		(34)
Issuance of ordinary shares under employee stock plans	1		31			31
Repurchases of ordinary shares	(5)				(214)	(214)
Tax withholding related to vesting of restricted stock units	—				—	—
Dividends to shareholders					(168)	(168)
Share-based compensation			27			27
Balance at April 3, 2020	257	$—	$6,725	$(67)	$(4,866)	$1,792

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 28, 2018	283	$—	$6,457	$(21)	$(4,502)	$1,934
Net income					195	195
Other comprehensive loss				—		—
Issuance of ordinary shares under employee stock plans	1		33			33
Repurchases of ordinary shares	(7)				(327)	(327)
Tax withholding related to vesting of restricted stock units	—				—	—
Dividends to shareholders					(174)	(174)
Share-based compensation			28			28
Balance at March 29, 2019	277	$—	$6,518	$(21)	$(4,808)	$1,689

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended April 3, 2020 and March 29, 2019
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adopting new lease standard (Note 1)					(2)	(2)
Net income					838	838
Other comprehensive loss				(33)		(33)
Issuance of ordinary shares under employee stock plans	6		100			100
Repurchases of ordinary shares	(17)				(811)	(811)
Tax withholding related to vesting of restricted stock units	(1)				(39)	(39)
Dividends to shareholders					(503)	(503)
Share-based compensation			80			80
Balance at April 3, 2020	257	$—	$6,725	$(67)	$(4,866)	$1,792

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard					34	34
Net income					1,029	1,029
Other comprehensive loss				(5)		(5)
Issuance of ordinary shares under employee stock plans	4		68			68
Repurchases of ordinary shares	(13)				(613)	(613)
Tax withholding related to vesting of restricted stock units	(1)				(30)	(30)
Dividends to shareholders					(532)	(532)
Share-based compensation			73			73
Balance at March 29, 2019	277	$—	$6,518	$(21)	$(4,808)	$1,689

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
The Company’s HDD products are designed for both mass capacity storage and legacy markets. Mass capacity storage supports high capacity, low-cost storage applications, including nearline, video and image applications and network-attached storage (“NAS”). Legacy markets include mission critical, desktop, notebook, digital video recorders (“DVRs”), gaming consoles and consumer applications. These markets were previously categorized as enterprise servers and storage systems, edge non-compute applications and edge compute applications. The Company’s SSD product portfolio is mainly comprised of Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) and is designed primarily for applications in enterprise servers and storage systems.
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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and nine months ended April 3, 2020 consisted of 13 weeks and 40 weeks, respectively, and the three and nine months ended March 29, 2019 consisted of 13 weeks and 39 weeks, respectively. Fiscal year 2020, which ends on July 3, 2020, is comprised of 53 weeks and fiscal year 2019, which ended on June 28, 2019, was comprised of 52 weeks. The fiscal quarters ended April 3, 2020, January 3, 2020 and March 29, 2019, are also referred to herein as the “March 2020 quarter”, the “December 2019 quarter” and the “March 2019 quarter”, respectively. The results of operations for the three and nine months ended April 3, 2020 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending July 3, 2020.
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

Other Long-Lived Assets
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain manufacturing equipment at its manufacturing facilities were longer than the estimated useful lives used for depreciation purposes in the Company’s condensed consolidated financial statements. As a result, effective June 29, 2019, the Company changed its estimate of the useful lives of its manufacturing equipment from a range of three to five years to a range of three to seven years. The effect of this change in estimate increased the net income by $38 million and $103 million for the three and nine months ended April 3, 2020, respectively, and increased the diluted earnings per share by $0.14 and $0.39 for the three and nine months ended April 3, 2020, respectively.
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
In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. This ASU became effective and the Company adopted the guidance in the quarter ended October 4, 2019. The Company has elected not to reclassify the stranded amounts. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements and disclosures.

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
In March 2020, the FASB issued ASU 2020-04 (ASC Topic 848), Reference Rate Reform. This ASU provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of April 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$352	$—	$352
Time deposits and certificates of deposit	255	—	255
Other debt securities	18	—	18
Total	$625	$—	$625

Included in Cash and cash equivalents			$605
Included in Other current assets			2
Included in Other assets, net			18
Total			$625

As of April 3, 2020, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of April 3, 2020, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of April 3, 2020.

The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of April 3, 2020, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$607	$607
Due in 1 to 5 years	10	10
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$625	$625

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$417	$—	$417
Time deposits and certificates of deposit	133	—	133
Other debt securities	7	—	7
Total	$557	$—	$557

Included in Cash and cash equivalents			$548
Included in Other current assets			2
Included in Other assets, net			7
Total			$557

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in its Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	April 3, 2020	June 28, 2019	March 29, 2019	June 29, 2018
Cash and cash equivalents	$1,612	$2,220	$1,388	$1,853
Restricted cash included in Other current assets	2	31	3	4
Total cash, cash equivalents and restricted cash presented on the Statements of Cash Flows	$1,614	$2,251	$1,391	$1,857

As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.
Accounts Receivable, net
In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During the three and nine months ended April 3, 2020 the Company sold trade receivables without recourse for cash proceeds of $79 million, all of which remained subject to servicing by the Company as of April 3, 2020. The discounts on receivables sold were not material for the three and nine months ended April 3, 2020.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	April 3, 2020	June 28, 2019
Raw materials and components	$397	$336
Work-in-process	330	217
Finished goods	375	417
Total inventories	$1,102	$970

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	April 3, 2020	June 28, 2019
Property, equipment and leasehold improvements	$10,169	$9,835
Accumulated depreciation and amortization	(8,076)	(7,966)
Property, equipment and leasehold improvements, net	$2,093	$1,869

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	April 3, 2020	June 28, 2019
Dividends payable	$168	$170
Other accrued expenses	449	382
Total accrued expenses	$617	$552

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available-for-Sale Debt Securities	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2019	$—	$—	$(20)	$(14)	$(34)
Other comprehensive income (loss) before reclassifications	(27)	—	2	(8)	(33)
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	(27)	—	2	(8)	(33)
Balance at April 3, 2020	$(27)	$—	$(18)	$(22)	$(67)

Balance at June 29, 2018	$—	$—	$(4)	$(12)	$(16)
Other comprehensive loss before reclassifications	—	—	—	(4)	(4)
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Other comprehensive loss	(1)	—	—	(4)	(5)
Balance at March 29, 2019	$(1)	$—	$(4)	$(16)	$(21)

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
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of April 3, 2020 and expects to be in compliance for the next 12 months.
As of April 3, 2020, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the Revolving Credit Facility.

Other Long-Term Debt
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the three and nine months ended April 3, 2020, the Company repurchased $23 million and $273 million aggregate principal amount of the 2022 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest, approximately $250 million principal amount of which was repurchased pursuant to cash tender offers for certain senior notes on September 18, 2019 (the “Tender Offers”). The Company recorded an immaterial loss and a loss of approximately $10 million on repurchases during the three and nine months ended April 3, 2020, respectively, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the three and nine months ended April 3, 2020, the Company repurchased $17 million and $217 million aggregate principal amount of the 2023 Notes for cash at a discount or at a premium to their principal amount, plus accrued and unpaid interest, respectively, approximately $200 million principal amount of which was repurchased pursuant to the Tender Offers. The Company recorded an immaterial gain and a loss of approximately $10 million on repurchases during the three and nine months ended April 3, 2020, respectively, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. On September 18, 2019, the principal amount of approximately $170 million was repurchased pursuant to the Tender Offers. The Company recorded a loss of $8 million during the nine months ended April 3, 2020, which was included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
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
At April 3, 2020, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$—
2021	19
2022	502
2023	749
2024	525
Thereafter	2,336
Total	$4,131

4.Income Taxes
The Company recorded income tax provisions of $18 million and $34 million in the three and nine months ended April 3, 2020, respectively. The discrete items in the income tax provision were not material for the three months ended April 3, 2020. The income tax provision for the nine months ended April 3, 2020 included approximately $13 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense.
The Company’s income tax provision recorded for the three and nine months ended April 3, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the nine months ended April 3, 2020, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $4 million to $87 million; substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning April 4, 2020, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount as a result of the expiration of certain statutes of limitation.
During the nine months ended April 3, 2020, various tax legislation has been passed which becomes effective in the Company’s fiscal years 2020 and 2021. Tax legislation effective in fiscal year 2020 has no material impact to the Company’s consolidated financial statements. For tax legislation effective beginning fiscal year 2021, the Company is in the process of assessing the impact of these tax law changes to the consolidated financial statements.
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
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

(Dollars in millions)	For the Three Months Ended April 3, 2020	For the Nine Months Ended April 3, 2020
Operating lease cost	$6	$17
Variable lease cost	1	3
Total lease cost	$7	$20

Operating cash outflows from operating leases	$4	$13

April 3, 2020
Weighted-average remaining lease term	13.0 years
Weighted-average discount rate	6.53%

ROU assets and lease liabilities are included on the Company’s Condensed Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	April 3, 2020
ROU assets	Other assets, net	$107
Current lease liabilities	Accrued expenses	$14
Non-current lease liabilities	Other non-current liabilities	$51

At April 3, 2020, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$3
2021	16
2022	14
2023	10
2024	5
Thereafter	103
Total lease payments	151
Less: imputed interest	(86)
Present value of lease liabilities	$65

6.Restructuring and Exit Costs
The Company recorded restructuring charges of $2 million and $19 million for the three and nine months ended April 3, 2020, respectively, and $11 million and $39 million for the three and nine months ended March 29, 2019, respectively. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
The following tables summarize the Company’s restructuring activities under all of the Company’s restructuring plans:

	Restructuring Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$13	$17	$30
Lease adoption adjustment	—	(11)	(11)
Restructuring charges	22	1	23
Cash payments	(29)	(3)	(32)
Adjustments	(4)	—	(4)
Accrual balances at April 3, 2020	$2	$4	$6
Total costs incurred to date as of April 3, 2020	$476	$118	$594
Total expected charges to be incurred as of April 3, 2020	$—	$1	$1

	Restructuring Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 29, 2018	$19	$23	$42
Restructuring charges	29	11	40
Cash payments	(42)	(14)	(56)
Adjustments	1	(2)	(1)
Accrual balances at March 29, 2019	$7	$18	$25

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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $27 million as of April 3, 2020 and the amount of net unrealized loss on cash flow hedges was not material as of June 28, 2019. As of April 3, 2020, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included $6 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $1 million and an immaterial net loss in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 3, 2020, respectively. The Company recognized a net loss of $1 million and net gain of $1 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 29, 2019, respectively.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of April 3, 2020 and June 28, 2019. All of the foreign currency forward exchange contracts mature within 12 months.

	As of April 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$56	$52
Chinese Renminbi	—	10
British Pound Sterling	8	1
	$64	$63

	As of June 28, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$60	$40
Chinese Renminbi	79	20
British Pound Sterling	6	12
	$145	$72

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of April 3, 2020, the notional investments underlying the TRS amounted to $88 million. The contract term of the TRS is through January 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected on its Condensed Consolidated Balance Sheets as of April 3, 2020 and June 28, 2019:

	As of April 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Interest rate swap	Other current assets	—	Accrued expenses	(25)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(3)
Total return swap	Other current assets	—	Accrued expenses	(20)
Total derivatives		$—		$(50)

	As of June 28, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total derivatives		$1		$(1)

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended April 3, 2020:

	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$(3)	$(5)
Total return swap	Operating expenses	(23)	(16)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(2)	$(2)	Other expense, net	$—	$(1)	Other expense, net	$—	$—
Interest rate swap	(27)	(25)	Other expense, net	1	1	Other expense, net	—	—

The following tables show the effect of the Company’s derivative instruments on its Condensed Consolidated Statements of Comprehensive Income and its Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2019:

	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$10	$38
Total return swap	Operating expenses	$11	$—

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in millions) Derivatives Designated as Hedging Instruments	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$1	$—	Other expense, net	$(1)	$1	Other expense, net	$—	$1

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
Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 3, 2020:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$351	$—	$—	$351
Time deposits and certificates of deposit	—	254	—	254
Total cash equivalents	351	254	—	605
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1		1
Other debt securities	—	—	18	18
Total assets	$352	$255	$18	$625
Liabilities:
Derivative liabilities	$—	$50	$—	$50
Total liabilities	$—	$50	$—	$50

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$351	$254	$—	$605
Other current assets	1	1	—	2
Other assets, net	—	—	18	18
Total assets	$352	$255	$18	$625
Liabilities:
Accrued expenses	$—	$50	$—	$50
Total liabilities	$—	$50	$—	$50

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
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 3, 2020, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
As of April 3, 2020 and June 28, 2019, the carrying value of the Company’s strategic investments was $160 million and $114 million, respectively. Our strategic investments are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our strategic investments during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For the three months ended April 3, 2020 there were no upward or downward adjustments on equity investments. For the nine months ended April 3, 2020, the Company recorded a downward adjustment of $1 million in order to write down the carrying amount of an investment to its fair value. This amount was recorded in Other, net in the Condensed Consolidated Statements of Operations. For the three and nine months ended March 29, 2019, there were no upward or downward adjustments on equity investments.
As of June 28, 2019, the Company had $23 million of held for sale land and building (collectively, the “properties”) included in Other current assets on its Condensed Consolidated Balance Sheets. In July 2019, the Company completed the sale of the properties. As of April 3, 2020, the Company had no held for sale land or buildings.

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

	April 3, 2020		June 28, 2019
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.25% Senior Notes due Mar 2022	$477	$475	$749	$763
4.75% Senior Notes due June 2023	724	722	941	973
4.875% Senior Notes due Mar 2024	498	497	498	514
4.75% Senior Notes due January 2025	750	732	920	929
4.875% Senior Notes due June 2027	689	668	689	688
5.75% Senior Notes due December 2034	489	438	489	482
LIBOR based Term Loan due September 2025	500	467	—	—
	4,127	3,999	4,286	4,349
Less: debt issuance costs	(24)	—	(33)	—
Debt, net of debt issuance costs	4,103	3,999	4,253	4,349
Less: current portion of long-term debt	(12)	(12)	—	—
Long-term debt, less current portion, net of debt issuance costs	$4,091	$3,987	$4,253	$4,349

9.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 257,352,218 shares were outstanding as of April 3, 2020, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 3, 2020.
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
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of April 3, 2020, $1.3 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of ordinary shares during the nine months ended April 3, 2020:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	17	$811
Tax withholding related to vesting of equity awards	1	39
Total	18	$850

10.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenues by Channel
OEMs	$1,970	$1,568	$5,633	$5,571
Distributors	465	411	1,389	1,388
Retailers	283	334	970	1,060
Total	$2,718	$2,313	$7,992	$8,019
Revenues by Geography (1)
Asia Pacific	$1,257	$1,069	$3,912	$3,923
Americas	938	796	2,534	2,533
EMEA	523	448	1,546	1,563
Total	$2,718	$2,313	$7,992	$8,019
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended April 3, 2020 and March 29, 2019 were as follows:

	For the Nine Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019
Balance, beginning of period	$195	$237
Warranties issued	67	89
Repairs and replacements	(65)	(75)
Changes in liability for pre-existing warranties, including expirations	(34)	(39)
Balance, end of period	$163	$212

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Numerator:
Net income	$320	$195	$838	$1,029
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	261	281	263	284
Weighted-average effect of dilutive securities:
Employee equity award plans	2	3	3	4
Total shares for purpose of calculating diluted net income per share	263	284	266	288
Net income per share:
Basic	$1.23	$0.69	$3.19	$3.62
Diluted	1.22	0.69	3.15	3.57

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three and nine months ended April 3, 2020 and March 29, 2019.

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
On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that the Company did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On July 11, 2014, the district court granted the Company’s further summary judgment motion regarding the ‘473 patent. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment of no direct infringement by the Company because the Company’s ATA/SCSI disk drives do not meet the “user interface” limitation of the asserted claims of the ‘473 patent; 2) affirmed the district court’s summary judgment of non-infringement by Compaq’s products as to claims 1, 3, and 5 of the ‘473 patent because Compaq’s F10 BIOS interface does not meet the “commands” limitation of those claims; 3) vacated the district court’s summary judgment of non-infringement by Compaq’s accused products as to claims 7-15 of the ‘473 patent; 4) reversed the district court’s summary judgment of non-infringement based on intervening rights; and 5) remanded the case to the district court for further proceedings on the ‘473 patent. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. A jury trial in this matter was previously scheduled to begin on June 1, 2020. On April 20, 2020, the court scheduled the jury trial for November 30, 2020. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.
Seagate Technology LLC, et al. v. NHK Spring Co. Ltd. and TDK Corporation, et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd., and Seagate Technology International filed a complaint in the United States District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc., and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendants misused confidential information that the Company had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Company paid artificially high prices on its purchases of suspension assemblies. The Company seeks to recover the overcharges it paid for suspension assemblies, as well as additional relief permitted by law.

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

14.Subsequent Events
Dividend Declared
On April 21, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share, which will be payable on July 8, 2020 to shareholders of record as of the close of business on June 24, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended April 3, 2020, January 3, 2020 and March 29, 2019, referred to herein as the “March 2020 quarter,” the “December 2019 quarter,” and the “March 2019 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2020 quarter, the December 2019 quarter and the March 2019 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; possible effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 3, 2020. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
•the uncertainty in global economic and political conditions;
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
•the effects of the outbreak of COVID-19 and related individual, business and government responses on the global economy and their impact on the Company’s business, operations and financial results;
•disruptions to the Company’s supply chain or production capabilities;
•currency fluctuations that may impact the Company’s margins, international sales and results of operations;
•the impact of trade barriers, such as import/export duties and restrictions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business;
•the evolving legal and regulatory, economic, environmental and administrative climate in the international markets where the Company operates; and
•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.

Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations are described in this Quarterly Report on Form 10-Q, including in Part II, Item 1A of this Quarterly Report, and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:
•Overview of the March 2020 quarter. Highlights of events in the March 2020 quarter that impacted our financial position.
•Results of Operations. An analysis of our financial results comparing the March 2020 quarter to the December 2019 quarter and the March 2019 quarter.
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
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization”

Overview of the March 2020 quarter
During the March 2020 quarter, we shipped 120 exabytes of HDD storage capacity. We generated revenue of approximately $2.7 billion, gross margin of 27% and our operating cash flow was $390 million. We repurchased approximately 4 million of our ordinary shares for $195 million and paid $170 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread, the effects of which began during our March 2020 quarter. We incurred certain supply chain and demand disruptions during the March 2020 quarter, that we expect to continue into our fiscal fourth quarter, as well as factory under-utilization and higher logistics and operational costs due to the COVID-19 pandemic. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are complying with governmental rules and guidelines across all of our sites and are actively working on opportunities to lower our cost structure and drive further operational efficiencies. Although we are unable to predict the impact of COVID-19 effects on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, reductions in overall demand trends, restrictions on the export or shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue	$2,718	$2,696	$2,313	$7,992	$8,019
Cost of revenue	1,972	1,938	1,712	5,817	5,711
Gross margin	746	758	601	2,175	2,308
Product development	246	250	238	751	750
Marketing and administrative	119	120	110	361	345
Amortization of intangibles	3	4	6	11	17
Restructuring and other, net	2	—	11	19	41
Income from operations	376	384	236	1,033	1,155
Other expense, net	(38)	(48)	(21)	(161)	(74)
Income before income taxes	338	336	215	872	1,081
Provision for income taxes	18	18	20	34	52
Net income	$320	$318	$195	$838	$1,029

	For the Three Months Ended			For the Nine Months Ended
	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue	100%	100%	100%	100%	100%
Cost of revenue	73	72	74	73	71
Gross margin	27	28	26	27	29
Product development	9	9	10	9	9
Marketing and administrative	4	4	5	5	4
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	1	—	1
Income from operations	14	15	10	13	15
Other expense, net	(1)	(2)	(1)	(2)	(1)
Income before income taxes	13	13	9	11	14
Provision for income taxes	1	1	1	1	1
Net income	12%	12%	8%	10%	13%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Nine Months Ended
	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenues by Channel (%)
OEMs	73%	68%	68%	71%	70%
Distributors	17%	17%	18%	17%	17%
Retailers	10%	15%	14%	12%	13%
Revenues by Geography (%)
Asia Pacific	46%	51%	46%	49%	49%
Americas	35%	28%	35%	32%	32%
EMEA	19%	21%	19%	19%	19%
Revenues by Market (%)
Mass capacity	57%	49%	40%	51%	42%
Legacy	36%	43%	52%	42%	51%
Other	7%	8%	8%	7%	7%

HDD Exabytes Shipped by Market
Mass capacity	91	71	43	226	150
Legacy	29	36	34	99	113
Total	120	107	77	325	263

HDD Price per Terabyte	$21	$23	$28	$23	$28

Revenue in the March 2020 quarter increased by $22 million from the December 2019 quarter primarily due to an increase in mass capacity storage exabytes shipped, partially offset by a decrease in legacy market exabytes shipped and price erosion.
Revenue in the March 2020 quarter increased by $405 million from the March 2019 quarter primarily due to an increase in mass capacity storage exabytes shipped, partially offset by price erosion.
Revenue for the nine months ended April 3, 2020 decreased by $27 million from the nine months ended March 29, 2019 primarily as a result of price erosion, partially offset by an increase in mass capacity storage exabytes shipped.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 12% of gross HDD revenue for the March 2020 quarter and 13% for each of the December 2019 and March 2019 quarters. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Cost of revenue	$1,972	$1,938	$1,712	$5,817	$5,711
Gross margin	746	758	601	2,175	2,308
Gross margin percentage	27%	28%	26%	27%	29%

Gross margin as a percentage of revenue for the March 2020 quarter decreased compared to the December 2019 quarter primarily driven by price erosion and higher logistics costs and factory under-utilization due to COVID-19 disruptions, partially offset by improved product mix.

Gross margin as a percentage of revenue for the March 2020 quarter increased compared to the March 2019 quarter primarily driven by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the quarter ended October 4, 2019, partially offset by price erosion and higher logistics costs and factory under-utilization due to COVID-19 disruptions.
Gross margin as a percentage of revenue for the nine months ended April 3, 2020 decreased compared to the nine months ended March 29, 2019 primarily driven by price erosion, partially offset by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the quarter ended October 4, 2019.
In the March 2020 quarter, total warranty cost was 0.6% of revenue and included a favorable change in estimates of prior warranty accruals of 0.2% of revenue primarily due to lower repair costs and improvements in return rates on newer generation products. Warranty cost related to new shipments was 0.8%, 0.8% and 1.1% of revenue for the March 2020 quarter, December 2019 quarter and March 2019 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Product development	$246	$250	$238	$751	$750
Marketing and administrative	119	120	110	361	345
Amortization of intangibles	3	4	6	11	17
Restructuring and other, net	2	—	11	19	41
Operating expenses	$370	$374	$365	$1,142	$1,153

Product development expense. Product development expense for the March 2020 quarter remained relatively flat compared to the December 2019 quarter.
Product development expense increased by $8 million in the March 2020 quarter compared to the March 2019 quarter primarily due to a $7 million increase in variable compensation expense, a $6 million increase in outside services expense and a $5 million increase in other general expenses mainly as a result of timing of materials purchases, partially offset by a $6 million decrease related to timing of grants received and a $5 million decrease in depreciation expense.
Product development expense for the nine months ended April 3, 2020 remained relatively flat compared to the nine months ended March 29, 2019.
Marketing and administrative expense. Marketing and administrative expense for the March 2020 quarter remained relatively flat compared to the December 2019 quarter.
Marketing and administrative expense increased by $9 million in the March 2020 quarter compared to the March 2019 quarter primarily due to a $6 million increase in outside services expense and a $3 million increase in variable compensation expense.
Marketing and administrative expense for the nine months ended April 3, 2020 increased by $16 million compared to the nine months ended March 29, 2019 primarily due to an $8 million increase in other general expenses and a $7 million increase in outside services expense.
Amortization of intangibles. Amortization of intangibles for the March 2020 quarter remained relatively flat compared to the December 2019 quarter.
Amortization of intangibles for the three and nine months ended April 3, 2020 decreased by $3 million and $6 million, respectively, compared to the three and nine months ended March 29, 2019, due to certain intangible assets that reached the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the three months ended April 3, 2020 was primarily comprised of workforce reduction costs. Restructuring and other, net for the nine months ended April 3, 2020 and the three and nine months ended March 29, 2019 were comprised of charges primarily related to voluntary early exit programs.

Other Expense, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Other expense, net	$(38)	$(48)	$(21)	$(161)	$(74)

Other expense, net. Other expense, net for the March 2020 quarter decreased by $10 million from the December 2019 quarter primarily due to a $9 million net increase in gains due to favorable changes in foreign currency exchange rates.
Other expense, net for the March 2020 quarter increased by $17 million compared to the March 2019 quarter primarily due to $25 million of non-recurring income, net in the March 2019 quarter related to our previous investment in Toshiba Memory Holdings Corporation (“TMHC”), which was redeemed in the quarter ended June 28, 2019, partially offset by $5 million net increase in gains due to favorable changes in foreign currency exchange rates and $4 million decrease in interest expense from the repurchase of certain long-term debt.
Other expense, net for the nine months ended April 3, 2020 increased by $87 million compared to the nine months ended March 29, 2019 primarily due to $78 million of non-recurring income, net in the nine months ended March 29, 2019 related to our previous investment in TMHC, which was redeemed in the quarter ended June 28, 2019 and a $30 million loss resulting from the repurchase of certain long-term debt, partially offset by a related $14 million decrease in interest expense and a $7 million net increase in gains due to favorable changes in foreign currency exchange rates.
Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2020	January 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Provision for income taxes	$18	$18	$20	$34	$52

We recorded income tax provisions of $18 million and $34 million in the three and nine months ended April 3, 2020, respectively. The discrete items in the income tax provision were not material for the three months ended April 3, 2020. The income tax provision for the nine months ended April 3, 2020 included approximately $13 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for the three and nine months ended April 3, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the nine months ended April 3, 2020, our unrecognized tax benefits excluding interest and penalties increased by approximately $4 million to $87 million; substantially all of which would impact our effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning April 4, 2020, we expect that our unrecognized tax benefits could be reduced by an immaterial amount as a result of the expiration of certain statutes of limitation.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll taxes, technical corrections to tax depreciation methods for qualified improvement property, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations which are not expected to have a material impact to our consolidated financial statements.
During the nine months ended April 3, 2020, various tax legislation has been passed, in addition to the CARES Act, which becomes effective in our fiscal years 2020 and 2021. Tax legislation effective in fiscal year 2020 has no material impact to our consolidated financial statements. For tax legislation effective beginning fiscal year 2021, we are in the process of assessing the impact of these tax law changes to our consolidated financial statements.
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

Our income tax provision recorded for the three months ended March 29, 2019 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-Irish earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, time deposits and certificates of deposit. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. We believe our sources of cash will continue to be sufficient to meet our cash needs for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future. However, the challenges posed by COVID-19 to our industry and to our business are evolving rapidly and are highly uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of April 3, 2020.

Cash and Cash Equivalents

(Dollars in millions)	April 3, 2020	June 28, 2019	Change
Cash and cash equivalents	$1,612	$2,220	$(608)

Our cash and cash equivalents as of April 3, 2020 decreased by $608 million from June 28, 2019 primarily as a result of the repurchases of our ordinary shares of $795 million, repurchases of certain senior notes of $685 million for $660 million in aggregate principal amount, dividends to our shareholders of $505 million and payments for capital expenditures of $471 million, partially offset by net cash of $1,326 million provided by operating activities and net proceeds of $498 million from borrowings under our Term Loan.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended April 3, 2020 was $1,326 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $424 million in accounts payable, primarily due to timing of payments and an increase in materials purchased;
•partially offset by an increase of $172 million in accounts receivable, primarily due to the timing of collections; and
•an increase of $126 million in inventories, primarily due to an increase in materials purchased for new product ramps and the potential for supply chain disruptions due to COVID-19;
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended April 3, 2020 was $527 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $471 million; and
•payments for the purchase of investments of $57 million.
Cash Used in Financing Activities
Cash used in financing activities of $1,428 million for the nine months ended April 3, 2020 was primarily attributable to the following activities:
•$795 million in payments for repurchase of our ordinary shares;
•$685 million in payments for repurchase of certain long-term debt;

•$505 million in dividend payments;
•$39 million in payments for taxes related to net share settlement of equity awards;
•partially offset by $498 million in net proceeds from borrowings under the Term Loan; and
•$100 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of April 3, 2020 consisted of: (1) approximately $1.6 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) subject to compliance with certain requirements under our control, up to $1.5 billion available for borrowing under our Revolving Credit Facility.
As of April 3, 2020, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025. We were in compliance with the covenants as of April 3, 2020 and expect to be in compliance for the next 12 months.
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
For fiscal year 2020, we expect capital expenditures to be at or below our long-term targeted range of 6% to 8% of revenue to align to market conditions.
From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture.
During the March 2020 quarter, our Board of Directors declared dividends of $0.65 per share, totaling $168 million, which were paid on April 8, 2020. On April 21, 2020, our Board of Directors declared a quarterly cash dividend of $0.65 per share, payable on July 8, 2020 to shareholders of record at the close of business on June 24, 2020.
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through tender offers, private, open market or broker-assisted purchases or other means under our stock repurchase authorization. As of April 3, 2020, $1.3 billion remained available for repurchases under our existing repurchase authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of April 3, 2020, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of April 3, 2020.
In the quarter ended October 4, 2019, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective in the quarter ended October 4, 2019 and will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to LIBOR plus a variable margin set on February 14, 2020.
The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of April 3, 2020.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value at April 3, 2020
Assets
Cash equivalents:	—
Floating rate	$607	$—	$—	$—	$—	$—	$607	$607
Average interest rate	1.63%						1.63%
Other debt securities
Fixed rate	$—	$10	$—	$—	$—	$8	$18	$18
Fixed interest rate		5.00%					5.00%
Debt
Fixed rate	$—	$—	$477	$724	$500	$1,930	$3,631	$3,532
Average interest rate			4.25%	4.75%	4.88%	5.05%	4.86%
Variable rate	$—	$19	$25	$25	$25	$406	$500	$467
Average interest rate		3.29%	3.29%	3.29%	3.29%	3.29%	3.29%

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
We did not have any material net gains or losses recognized in Cost of revenue, or Other, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three and nine months ended April 3, 2020.
The table below provides information as of April 3, 2020 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$108	$1.37	$(4)
Chinese Renminbi	10	$6.86	—
British Pound Sterling	9	$0.77	(1)
Total	$127		$(5)
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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of April 3, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended April 3, 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 13. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the description of the risks associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, and those set forth below as they could materially affect our business, financial condition and future results.

The Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
The outbreak of COVID-19 has impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related effects will adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread. The impact of the pandemic on our business has included or could in the future include:
•disruptions to or restrictions on our ability to ensure the continuous manufacture and supply of our products and services, including insufficiency of our existing inventory levels;
•temporary closures or reductions in operational capacity of our facilities or the facilities of our direct or indirect suppliers or customers;
•permanent closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain;
•temporary shortages of skilled employees available to staff manufacturing facilities due to stay at home orders and travel restrictions within as well as into and out of countries;
•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;
•supply chain disruptions;
•delays or limitations on the ability of our customers to perform or make timely payments;
•reductions in short- and long-term demand for our products, or other disruptions in technology buying patterns;
•adverse effects on economies and financial markets globally, potentially leading to a prolonged economic downturn;
•delays to and/or lengthening of our sales or development cycles or qualification activity;
•challenges for us, our direct and indirect suppliers and our customers in obtaining financing due to turmoil in financial markets;
•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at certain of our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities, suspending employee travel and inability to meet in person with customers); and
•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the outbreak and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, direct and indirect suppliers, partners, and customers.
Changes in the macroeconomic environment may in the future negatively impact our results of operations.
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products and/or result in significant decreases in our product prices. Other factors that could have a material adverse effect on demand for our products and on our financial condition and results of operations include conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior.

Macroeconomic developments such as the withdrawal of the United Kingdom from the European Union, slowing economies in parts of Asia and the Americas, increased tariffs between the U.S. and China, Mexico and other countries, or adverse economic conditions worldwide resulting from the COVID-19 pandemic and government efforts to slow the outbreak through stay at home orders, social distancing requirements and other disease control measures could negatively affect our business, operating results or financial condition which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.
Our international sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in foreign markets, currency exchange fluctuations, longer payment cycles, potential adverse tax consequences, increased costs, our customers’ credit and access to capital, health-related risks (including pandemics such as COVID-19), investment risks, tariffs, privacy and protection of data, and access to personnel.
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
Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:
•Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, United Kingdom and the European Union have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.
•Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominantly in U.S. dollars, even when sold to customers that are located outside the United States. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our price, and adversely impact our profit margins. A weakened dollar could increase the effective cost of expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts from time to time, which could be designated as cash flow hedges or not designated as hedging instruments. Our hedges may be ineffective, may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
•Longer Payment Cycles. Our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions have in the past assessed and may in the future assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. In addition, the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations are reshaping international tax rules in numerous countries. These actual and potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles and interpretations could increase the risk of double taxation, cause increased tax audit activity, and could impact our effective tax rate.
•Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries. Volatility in fuel costs, political instability or constraints in or increases in the costs of air transportation may lead us to develop alternative shipment methods, which could disrupt our ability to receive raw materials or ship finished product, and as a result our business and operating results may be harmed.
•Credit and Access to Capital Risks. Our customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition or the inability to access other financing.
•Global Health Outbreaks. The occurrence of a pandemic disease, such as the recent COVID-19 pandemic, has impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key direct and indirect suppliers and customers. The reactions by governments to such diseases have also disrupted and could continue to disrupt the availability, timeliness and reliability of the supply chains and distribution networks we rely on.

•Privacy and Protection of Data. Our business is subject to a number of laws, rules and regulations in the countries where we operate pertaining to the collection, processing, security, use, retention and transfer of information about our customers, consumers and employees. For example, the General Data Protection Regulation, which is in effect in the European Union (“EU”), applies to our operations. The General Data Protection Regulation imposes stringent data protection requirements in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. In China, we are monitoring legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements. In the U.S., numerous federal and state laws, rules and regulations apply to our data handling practices. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA was amended in September 2018, and it is unclear whether this legislation will be modified again or how it will be interpreted. The CCPA has required us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, other states in the U.S. have proposed or enacted similar laws and regulations relating to privacy and data protection. Some countries have passed or are considering legislation requiring the local storage and processing of data or similar requirements. Laws, rules and regulations relating to privacy and data protection evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. Compliance with various laws, rules and regulations relating to privacy and data protection have required and may continue to require us to change our data practices, which resulted and may continue to result in increased costs, require significant changes to our business and operations and could otherwise have an adverse effect on our business and results of operations. Actual or perceived violations of privacy or data protection laws could result in adverse effects on our business and results of operations including damage to our brand and reputation, significant financial penalties and liability, governmental investigations and proceedings, private actions, and unanticipated changes to our data handling and processing practices. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages with respect to claims relating to a security breach or other security-related matter. Although our insurance policies include some liability coverage, if we experienced a widespread security breach or other incident then we could be subject to indemnity claims or other damages that either aren’t covered or exceed our insurance coverage. We also cannot be certain that our insurance coverage is adequate for data-handling or data-security liabilities incurred, or that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed our insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.
•Access to Personnel. There is substantial competition for qualified and capable personnel in certain jurisdictions in which we operate, including the U.S., Thailand, China and Singapore, which may make it difficult for us to recruit and retain qualified employees in sufficient numbers. The reductions in workforce that result from our historical restructurings have made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in access to, or recruiting or retaining sufficient and adequate personnel in our international operations may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations.
If we experience shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.
The cost, quality, availability and supply of components, subassemblies, certain equipment and raw materials used to manufacture our products and key components like recording media and heads are critical to our success. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. In addition, the equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant.

We rely on sole direct and indirect suppliers or a limited number of direct and indirect suppliers for some or all of these components that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, the occurrence of local or global health issues or pandemics (such as COVID-19), acts of terrorism and an unpredictable geopolitical climate, which may have a material impact on the production, availability and transportation of many components. For example, we have experienced and continue to experience disruptions in our supply chain due to the impact of the COVID-19 pandemic. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience disruption in our supply chain, including shortages in supply or increases in production costs, which would materially adversely affect our results of operations.
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
War, terrorism, geopolitical uncertainties, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues (such as the COVID-19 pandemic), and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations or cost increases in freight and other logistical services, governmental actions limiting the movement of products or employees between regions, increases in or changes to data collection and reporting obligations, delays in production ramps of new products, and disruptions in our operations and those of some of our key direct and indirect suppliers and customers. For example, the recent COVID-19 pandemic has resulted in government-imposed travel restrictions, border closures, stay-at-home orders, facility closures or operating constraints in a number of locations including, but not limited to, China, Malaysia, Singapore and the United States, disruptions in our operations and those of our suppliers, partners, and customers, increases in air freight rates, limited numbers of employees available to staff manufacturing operations, and shortages of supplies of personal protective equipment required for our manufacturing operations. If any of these circumstances continue for an extended period of time, our manufacturing ability and capacity, or those of our key direct and indirect suppliers or customers, could be impacted, and our operating results and financial condition could be adversely affected.
The price of our ordinary shares may be volatile and could decline significantly.
The market price of our ordinary shares has experienced price fluctuations and could be subject to wide fluctuations in the future. The market price of our ordinary shares has fluctuated and may continue to fluctuate significantly in response to several factors including:
•general uncertainty in stock market conditions occasioned by global economic conditions and negative financial news unrelated to our business or industry, including the impact of the recent COVID-19 pandemic;
•the timing and amount of our share repurchases;
•actual or anticipated variations in our results of operations;
•announcements of innovations, new products or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;

•our failure to meet our guidance or the performance estimates of investment research analysts;
•the timing of announcements by us or our competitors of significant contracts or acquisitions;
•significant announcements by or changes in financial condition of a large customer, if any;
•general stock market conditions;
•actual or perceived security breaches or security vulnerabilities;
•the occurrence of major catastrophic events;
•changes in financial estimates by investment research analysts;
•actual or anticipated changes in the credit ratings of our indebtedness by rating agencies; and
•the sale of our ordinary shares held by certain equity investors or members of management.
Market price fluctuations of our ordinary shares has impacted and could continue to impact the value of our equity compensation, which could affect our ability to recruit and retain employees. In addition, in the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with STX’s Constitution.
As of April 3, 2020, $1.3 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended April 3, 2020, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 4, 2020 through January 31, 2020	—	$61.15	—	$1,555
February 1, 2020 through February 28, 2020	2	54.12	2	1,474
February 29, 2020 through April 3, 2020	3	45.65	3	1,341
Total	5		5
__________________________________________
(1) Repurchase of shares including tax withholdings.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.2	8/20/2010

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	April 30, 2020	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)