Form 10-K
period 2020-07-03
Seagate Technology plc
filed 2020-08-10
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2020
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
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.00001 per share	STX	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________
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
       Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of January 3, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.4 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of August 3, 2020 was 257,461,532.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 22, 2020, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended July 3, 2020.

SEAGATE TECHNOLOGY PLC

PRESENTATION OF FINANCIAL AND OTHER INFORMATION
In this Annual Report on Form 10-K (the “Form 10-K”), unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology public limited company (“plc”), an Irish public limited company, and its subsidiaries. References to “$” and “dollars” are to United States dollars.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Annual Report on Form 10-K include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 2, 2021. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
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
•the effects of the COVID-19 pandemic and related individual, business and government responses on the global economy and their impact on the Company’s business, operations and financial results;
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

Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations statements is also set forth in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.

PART I
ITEM 1.BUSINESS
We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high quality and cost effectiveness. Complementing existing storage architectures, SSDs use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In contrast to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high-capacity HDD and a smaller SSD acting as a cache to improve performance of frequently accessed data.
Our HDD products are designed for mass capacity storage and legacy markets. These markets were previously categorized as enterprise servers and storage systems, edge non-compute applications and edge compute applications. Our HDD and SSD product portfolio includes Serial Advanced Technology Attachment (“SATA”), Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) based designs to support a wide variety of mass capacity and legacy applications.
Our enterprise data solutions (“EDS”) portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include our enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within legacy environments or build new ecosystems from the ground up in a secure, cost-effective manner.

Industry Overview
Data Storage Industry
The data storage industry includes companies that manufacture components or subcomponents designed for data storage devices, as well as companies that provide storage solutions, software and services for enterprise cloud, big data, computing platforms and consumer markets. The rapid growth of data generation and the intelligent application of data are driving demand for data storage. As more data is created at endpoints outside traditional data centers, requiring processing at the edge and in the core or cloud, the need for data storage and management has also increased. These use cases include autonomous vehicles, smart manufacturing systems and smart cities. We believe the proliferation and personal creation of media-rich digital content, further enabled by fifth-generation wireless (“5G”), the edge, the Internet of Things (“IoT”) and artificial intelligence (“AI”), will continue to create demand for higher capacity storage solutions. The new ecosystem is expected to require increasing amounts of data storage both at the edge and in the core.

Markets
The principal data storage markets include:
Mass Capacity Storage Markets
Mass capacity storage supports high capacity, low-cost per terabyte (“TB”) storage applications, including nearline, video and image applications and network-attached storage (“NAS”). Mass capacity storage markets represent growing markets that have been increasing as a percentage of our total revenue and in total exabytes shipped in fiscal years 2020, 2019 and 2018, with this trend expected to continue in fiscal year 2021.
Nearline. Nearline applications require mass capacity devices, HDDs as well as mass capacity EDS subsystems that provide end-to-end solutions to businesses for the purpose of modular and scalable storage. Enterprise storage applications require both high-capacity and energy efficient storage devices to support low total cost of ownership. The EDS solutions may also offer file management systems, software, and compute capabilities to enable both private and public data center applications. We expect this market, which includes storage for cloud computing, content delivery and backup services, to continue to grow and drive increasing exabyte demand.
Video and image and NAS. Video and image applications and NAS drives are specifically designed to ensure the appropriate performance and reliability of the system for surveillance environments (video and image) and network storage environments (NAS). We expect these markets, which includes storage for security and smart video installations, to show long term secular growth in exabyte demand.

Legacy Markets
Legacy markets include mission critical, desktop, notebook, consumer, DVR, and gaming applications. We continue to service these markets but do not plan significant additional investment. These markets have been decreasing as a percentage of our total revenue in fiscal years 2020, 2019, and 2018 and this trend is expected to continue in fiscal year 2021, and the long term outlook is for a decrease in demand for exabytes in these markets.
Mission critical storage. Mission critical applications are defined as those that use very high performance enterprise class HDDs and SSDs with sophisticated firmware to reliably support very high workloads. We expect that enterprises utilizing dedicated storage area networks will continue to drive market demand for mission critical enterprise storage solutions.
Consumer storage. Consumer applications are externally connected storage, both HDD and SSD-based, used to provide backup capabilities, augmented storage capacity, or portable storage for PCs and mobile devices.
Desktop and notebook storage. These applications rely on low cost-per-HDD and SSD devices to provide built-in storage for a wide variety of consumer and business applications.
Gaming storage. This market includes storage for PC-based gaming rigs as well as console gaming applications. The products are optimized for the speed and responsiveness gamers require, and include both internal and external storage options based on HDDs and SSDs.
DVR. DVR applications are HDD storage for video streaming in always-on consumer premise equipment like DVRs and media centers.
Participants in the data storage industry include:
Major subcomponent manufacturers. Companies that manufacture components or subcomponents used in data storage devices or solutions include companies that supply spindle motors, heads and media, and application specific integrated circuits (“ASICs”).
Storage device manufacturers. Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers that integrate flash memory into storage products such as SSDs.
Storage solutions manufacturers and system integrators. Companies, such as OEMs, that bundle and package storage solutions, distributors that integrate storage hardware and software into end-user applications, cloud service providers (“CSPs”) that provide cloud based solutions to businesses for the purpose of scale-out storage solutions and modular systems, and producers of solutions such as storage racks.
Hyperscale data centers. Large hyperscale data center companies, many of which are CSPs, are increasingly designing their own storage subsystems and having them built by contract manufacturers for use inside their own data centers. This trend is reshaping the storage system and subsystem market, driving both innovation in system design and changes in the competitive landscape of large storage system vendors.
Storage services. Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of data.

Demand for Data Storage
The International Data Corporation (“IDC”) forecasts in the 2020 Seagate-sponsored Data Age 2025 study that the global datasphere should grow from 59 zettabytes in 2020 to 175 zettabytes by 2025. According to IDC, we are fast approaching a new era of the Data Age, which we expect will have a positive impact on storage demand. The digital transformation has given rise to many new applications, all of which rely on faster access to and secure storage of data proliferating from endpoints through edge to cloud.
The Data Age 2025 study found that data is shifting to both the core and the edge, and by 2025 nearly 80% of the world’s data will be stored in the core and edge, up from 35% in 2015.
As more applications require real-time decision making, some data processing and storage is moving closer to the network edge. We believe this will result in a buildup of private and edge cloud environments that will enable fast and secure access to data throughout the IoT ecosystem. According to IDC, nearly 25% of the global datasphere will be real-time by 2025.
Factors contributing to the growth of digital content include:
•Creation, sharing and consumption of media-rich content, such as high-resolution photos, high definition videos and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

•Increasing use of video and imaging sensors to collect and analyze data used to improve traffic flow, emergency response times and manufacturing production costs, as well as for new surveillance systems that feature higher resolution digital cameras and thus require larger data storage capacities;
•Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics, AI and new technology trends such as autonomous vehicles and drones, smart manufacturing, and smart cities;
•The growing use of analytics, especially for action on data created at the edge instead of processing and analyzing at the data center, which is particularly important for verticals such as autonomous vehicles, property monitoring systems, smart manufacturing and others;
•Cloud migration initiatives and the ongoing advancement of the cloud, including the build out of large numbers of cloud data centers by CSPs and private companies transitioning on-site data centers into the cloud; and
•Need for protection of increased digital content through redundant storage on backup devices and externally provided storage services.
As a result of these factors, we anticipate that the nature and volume of data being created will require greater storage capability, which is more efficiently and economically facilitated by higher capacity mass storage devices.
In addition, the economics of storage infrastructure are also evolving. The utilization of public and private hyperscale storage and open-source solutions is reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for data storage products and solutions going forward.

Demand Trends
We believe that continued growth in digital content creation will require increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, protect, back up and use such content. We also believe that as architectures evolve to serve a growing commercial and consumer user base throughout the world, storage solutions will evolve as well.
Mass capacity is and will continue to be the enabler of scale. We expect increased data creation will lead to the expansion of the need for storage in the form of HDDs, EDS and SSDs. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable future, cloud, edge and traditional enterprise which require high-capacity storage solutions will be best served by HDDs due to their ability to deliver the most cost effective, reliable and energy-efficient mass storage devices. We also believe that as HDD capacities continue to increase, a focus exclusively on unit demand does not reflect the increase in demand for exabytes. As demand for higher capacity drives increases, the demand profile has shifted to reflect fewer total HDD units, but with higher average capacity per drive and higher overall exabyte demand.

Industry Supply Balance
From time to time, the storage industry has experienced periods of imbalance between supply and demand. To the extent that the storage industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

Our Business
Data Storage Technologies
The design and manufacturing of HDDs depends on highly advanced technology and manufacturing techniques. Therefore, it requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms, including innovations like the throughput-optimizing multi actuator MACH.2 technology and the high-capacity enabling heat-assisted magnetic recording (“HAMR”) technology, focus on the areal density of media and read/write head technologies. This design and manufacturing approach allows us to deliver a portfolio of storage products to service a wide range of data storage applications and industries.

Disk drives that we manufacture are commonly differentiated by the following key characteristics:
•input/output operations per second (“IOPS”), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;
•storage capacity, commonly expressed in TB, which is the amount of data that can be stored on the disk drive;
•spindle rotation speed, commonly expressed in revolutions per minute (“RPM”), which has an effect on speed of access to data;
•interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disk drive and the computer controller;
•average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disk surface;
•data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disk drive;
•product quality and reliability, commonly expressed in annualized return rates; and
•energy efficiency, commonly measured by the power output necessary to operate the disk drive.
Areal density is measured by storage capacity per square inch on the recording surface of a disk. The storage capacity of a disk drive is determined by the size and number of disks it contains as well as the areal density capability of these disks.
We also offer SSDs as part of our storage solutions portfolio. Our portfolio includes devices with SATA, SAS and NVMe interfaces. The SSDs differ from HDDs in that they are without mechanical parts.
SSDs store data on NAND flash memory cells, or metal-oxide semiconductor transistors using a charge on a capacitor to represent a binary digit. SSD technology offers fast access to data and robust performance. SSDs complement hyperscale applications, high-density data centers, cloud environments and web servers. They are also used in mission-critical enterprise applications, consumer, gaming and NAS applications.
The SSHDs that we manufacture contain technology that fuses some features of SSDs and HDDs. They include high capacity HDDs with flash memory that acts as a cache to improve performance of frequently accessed data and are primarily targeted at PC gaming applications.

Manufacturing
We primarily design and manufacture our own read/write heads and recording media, which are critical technologies for disk drives. This integrated approach enables us to lower costs and to improve the functionality of components so that they work together efficiently.
We believe that because of our vertical design and manufacturing strategy, we are well positioned to take advantage of the opportunities to leverage the close interdependence of components for disk drives. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and reduce manufacturing costs by:
•employing manufacturing automation;
•employing machine learning algorithms and artificial intelligence;
•improving product quality and reliability;
•integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;
•coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and
•operating our facilities at optimal capacities.
A vertically integrated model, however, tends to have less flexibility when demand declines as it exposes us to higher unit costs when capacity utilization is not optimized.

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
Printed Circuit Board Assemblies. The printed circuit board assemblies (“PCBAs”) are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as SATA, SCSI, or SAS to communicate to the host systems.
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
Suppliers of Components and Industry Constraints. There are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers like us, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. However, our business has been adversely affected by our suppliers’ capacity constraints in the past and this could occur in the future.
Commodity and Other Manufacturing Costs. The production of disk drives requires rare earth elements, precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in price and the supply of which has at times been constrained. In addition to increased costs of components and commodities, volatility in fuel and other transportation costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of alternative shipment methods to help offset any increase in freight costs, and we will continually review various forms of shipments and routes in order to minimize the exposure to higher freight costs.

Products
We offer a broad range of storage solutions for mass capacity storage and legacy applications. We supply more than one product within each product category and differentiate products on the basis of capacity, performance, product quality, reliability, price, form factor, interface, power consumption efficiency, security features and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology that contribute to rapid product life cycles. Currently our product offerings include:
Mass Capacity Storage
Enterprise Nearline HDDs. Our high-capacity enterprise HDDs ship in capacities of up to 18TB. These products are designed for mass capacity data storage in the core and at the edge, server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces.
Enterprise Nearline SSDs. Our enterprise SSDs are designed for high-performance, hyperscale, high-density and cloud applications. They are offered with multiple interfaces, including SAS, SATA, and NVMe and in capacities up to 15TB.
Enterprise Nearline Systems. Our systems portfolio provides modular storage system components to expand and upgrade data centers and other enterprise applications. They feature speed, scalability and security. Our capacity-optimized systems feature multiple configurations and can accommodate up to 106 16TB drives. Our performance-optimized systems include an all-flash array for critical workloads demanding the highest performance.
Video and Image. Our video and image HDDs are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the video imaging market with support for multiple streams and capacities up to 16TB.
NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 16TB. We also offer NAS SSDs with capacities up to 3.8TB.
Legacy Applications
Mission Critical HDDs and SSDs. We continue to support 10,000 and 15,000 RPM HDDs, offered in capacities up to 2.4TB, which enable increased throughput while improving energy efficiency. Our enterprise SSDs are available in capacities up to 15TB, with endurance options up to 10 drive writes per day and various interfaces. Our SSDs deliver the speed and consistency required for demanding enterprise storage and server applications.
Consumer Solutions. Our external storage solutions are shipped under the Seagate Backup Plus and Expansion product lines, as well as under the LaCie and Maxtor brand names. These product lines are available in capacities up to 16TB. We strive to deliver the best customer experience by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Xbox, Sony and Adobe.
Desktop Drives. Our 3.5-inch desktop drives offer up to 14TB of capacity for HDD and up to 2TB for SSD. Desktop drives are designed for applications such as personal computers and workstations.
Notebook Drives. Our 2.5-inch notebook drives offer up to 5TB for HDD and up to 2TB for SSD. Used in applications such as traditional notebooks, convertible systems and external storage, our drives are built to address a range of performance needs and sizes for affordable, high-capacity storage.
DVR. Our DVR HDDs are optimized for video streaming in always-on consumer premise equipment applications with capacities up to 4TB to support leading-edge digital entertainment.
Gaming. Our gaming SSDs are specifically optimized internal storage for gaming rigs. These products are designed to enhance the gaming experience during game load and game play and are available in capacities up to 4TB for SSD.
Customers
We sell our products to major OEMs, distributors and retailers.

OEM customers, including large hyperscale data center companies and CSPs, typically enter into master purchase agreements with us. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.
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
See “Item 8. Financial Statements and Supplementary Data—Note 16. Business Segment and Geographic Information” contained in this report for a description of our major customers.
Competition
We compete primarily with manufacturers of hard drives used in the mass capacity storage and legacy markets and with other companies in the data storage industry that provide SSDs and EDS. Some of the principal factors used by customers to differentiate among data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per TB, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently compete in.
Principal Competitors. We compete with manufacturers of storage solutions and the other principal manufacturers in the data storage solution industry include:
•Micron Technology, Inc.;
•Samsung Electronics;
•SK hynix, Inc.;
•Kioxia Holdings Corporation;
•Toshiba Corporation; and
•Western Digital Corporation, operating the Western Digital, Hitachi Global Storage Technologies and SanDisk brands.
Price Erosion. Historically, our industry has been characterized by price declines for data storage products with comparable capacity, performance and feature sets (“like-for-like products”). Price declines for like-for-like products (“price erosion”) tend to be more pronounced during periods of:
•economic contraction in which competitors may use discounted pricing to attempt to maintain or gain market share;
•few new product introductions when competitors have comparable or alternative product offerings; and
•industry supply exceeding demand.
Data storage manufacturers typically attempt to offset price erosion with an improved mix of data storage products characterized by higher capacity, better performance and additional feature sets and product cost reductions.
We believe the HDD industry experienced modest price erosion in fiscal years 2020, 2019 and 2018.
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

Seasonality
Variability of sales can be related to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and the supply and demand balance of other components such as NAND and DRAM. Our legacy markets traditionally experience seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter.
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
Patents and Licenses
As of July 3, 2020, we had approximately 5,300 U.S. patents and 1,200 patents issued in various foreign jurisdictions as well as approximately 700 U.S. and 400 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.
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
Environmental Matters
Our operations are subject to laws and regulations in the various jurisdictions in which we operate relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

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
We may be subject to various state, federal and international laws and regulations governing environmental matters, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the U.S., Canada, Mexico, Taiwan, China and Japan. The EU REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If we or our suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.
Employees
At July 3, 2020, we employed approximately 42,000 employees and temporary employees worldwide, of which approximately 35,000 were located in our Asia operations. We believe that our future success will depend, in part, on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.
Financial Information
Financial information for our reportable business segment and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data—Note 16. Business Segment and Geographic Information.”
Corporate Information
Seagate Technology public limited company is a public limited company organized under the laws of Ireland.
Available Information
Availability of Reports. We are a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Exchange Act”), and we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Because we make filings to the SEC electronically, the public may access this information at the SEC's website: www.sec.gov. This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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

Information About Our Executive Officers
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 7, 2020. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	53	Director and Chief Executive Officer
Gianluca Romano	51	Executive Vice President and Chief Financial Officer
Jeffrey D. Nygaard	56	Executive Vice President, Global Operations
Katherine E. Schuelke	57	Senior Vice President, Chief Legal Officer and Corporate Secretary
Ban Seng Teh	54	Senior Vice President, Global Sales and Sales Operations
Jeffrey Fochtman	46	Senior Vice President, Business and Marketing
Dr. William D. Mosley, 53, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 25, 2017. He was previously our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 51, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Jeffrey D. Nygaard, 56, has served as our Executive Vice President, Operations, Product Development and Technology Development since November 2018. Mr. Nygaard also served as our Executive Vice President, Global Operations from October 2017 to November 2018; Senior Vice President, Global Operations and Supply Chain from March 2017 to October 2017; Senior Vice President, Recording Head Operations from May 2013 to February 2017; Vice President Slider, HGA, HSA Operations from 2011 to April 2013; Vice President and Country Manager, Thailand and Penang Operations from 2009 to 2011; Vice President and Country Manager, Thailand Operations and Asia Drive Engineering from 2006 to 2009; and Vice President, Product and Process Development from 2004 to 2006. From 1994 to 2006, Mr. Nygaard served in varying roles of increasing responsibilities in engineering at Seagate until his promotion to Vice President. Mr. Nygaard began his career with Raytheon and IBM where he held positions as a design engineer and senior engineer.
Katherine E. Schuelke, 57, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. From 2011 to January 2016, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary at Altera Corporation (“Altera”), a manufacturer of programmable logic devices. Prior to that, Ms. Schuelke was Vice President, General Counsel, and Secretary at Altera from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001. Ms. Schuelke began her career at an international law firm. Ms. Schuelke serves on the board of directors of SiTime Corporation, a provider of silicon timing solutions, and on its Compensation and Nominating and Corporate Governance Committees.
Ban Seng Teh, 54, has served as our Senior Vice President of Global Sales and Sales Operations since November 2014, and is based in Singapore. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.
Jeffrey Fochtman, 46, has served as our Senior Vice President, Business and Marketing since April 2020. Prior to that Mr. Fochtman served as our Vice President, Global Marketing and Consumer Solutions Group from February 2019 to April 2020; as VP, Global Marketing from August 2015 to February 2019; as Senior Director of Global Marketing from April 2012 to August 2015; and as Director of Marketing from October 2007 to October 2009. Prior to re-joining Seagate, he was VP of Marketing and Sales at Pogoplug from October 2009 to March 2012; and he served as a Product Marketing Manager at Hitachi from February 2001 to October 2007.

ITEM 1A.RISK FACTORS
The ongoing COVID-19 pandemic has impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related effects will adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
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
•adverse effects on economies and financial markets globally or in various markets throughout the world, potentially leading to a prolonged economic downturn or reductions in business and consumer spending, which may result in decreased net revenue, gross margins, or earnings and/or in increased expenses and difficulty in managing inventory levels;
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
•increased vulnerability to cyberattacks due to the significant number of employees working remotely; and
•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, direct and indirect suppliers, partners, and customers.
We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price, could harm our ability to compete.
We face intense competition in the data storage industry. Our principal sources of competition include:
•disk drive and SSD manufacturers, such as Micron Technology, Inc., Samsung Electronics, SK hynix, Inc., Toshiba Corporation, Kioxia Holdings Corporation and Western Digital Corporation; and
•companies that provide storage subsystems and components to OEMs, including electronic manufacturing services (“EMS”) and contract electronic manufacturing (“CEM”).

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
We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance have resulted in increased competition with our lower capacity, smaller form factor disk drives. Some customers for both mass capacity storage and legacy markets have adopted SSDs as an alternative to hard drives in certain applications. Further adoption of alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material adverse effect on our business, financial condition and results of operations.
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
Other factors that have affected and may continue to affect our ability to anticipate or meet the demand for our products and adversely affect our results of operations include:
•competitive product announcements or technological advances that result in excess supply when customers cancel purchases in anticipation of newer products;
•variable demand resulting from unanticipated upward or downward pricing pressures;
•our ability to successfully qualify, manufacture and sell our data storage products;
•changes in our product mix, which may adversely affect our gross margins;
•manufacturing delays or interruptions, particularly at our manufacturing facilities in China, Malaysia, Northern Ireland, Singapore, Thailand or the United States;
•limited access to components that we obtain from a single or a limited number of suppliers; and
•the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to non-U.S. customers.
In addition, we derive a portion of our revenues in each quarter from a small number of relatively large orders. If one or more of our key customers decides to defer or cancel a purchase order or delay product acceptance in any given quarter, our revenues for that quarter may be significantly reduced and fall below our expectations. Conversely, if one of our key customers unexpectedly increases its orders, we may be unable to produce the additional product volumes in a timely manner or take advantage of any overall increased market demand. This could damage our customer relationships and reputation, which may adversely affect our results of operations.

Changes in demand for computer systems, data storage subsystems and consumer electronic devices may in the future cause a decline in demand for our products.
Our products are components in computers, data storage systems and consumer electronic devices. Historically, the demand for these products has been volatile. Unexpected slowdowns in demand for computers, data storage subsystems or consumer electronic devices generally result in sharp declines in demand for our products. Declines in customer spending on the systems and devices that incorporate our products could have a material adverse effect on demand for our products and on our financial condition and results of operations. Uncertain global economic and business conditions can exacerbate these risks.
Sales to the legacy markets remain an important part of our business. These markets, however, have been, and we expect them to continue to be, adversely affected by:
•announcements or introductions of major new operating systems or semiconductor improvements or shifts in customer preferences, performance requirements and behavior, such as the shift to tablet computers, smart phones, NAND flash memory or similar devices;
•longer product life cycles; and
•changes in macroeconomic conditions that cause customers to spend less, such as the imposition of new tariffs, increased laws and regulations, and increased unemployment levels.
We believe these announcements and introductions from time to time have caused customers to defer or cancel their purchases, making certain inventory obsolete. Whenever an oversupply of products in the market causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual, which may materially adversely affect our financial results. We believe that the deterioration of demand for disk drives in certain of the legacy markets has accelerated, and this deterioration may continue or further accelerate, which could cause our operating results to suffer.
In addition, the demand for legacy markets products is volatile. This volatility may be exacerbated by competing alternative storage technologies, such as flash memory, which meet customers’ cost and capacity metrics. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies could materially adversely impact our future results of operations.
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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share, revenue and results of operations in the future may be adversely affected if we fail to:
•consistently maintain our time-to-market performance with our new products;
•produce these products in adequate volume;
•qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications; or
•achieve acceptable manufacturing yields, quality and costs with these products.
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
Our customers demand new generations of storage products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, enhanced security, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. If we are unable to develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts, or we are unable to execute successfully, our business and results of operations may be adversely affected.
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
Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. If we cannot fund our liquidity requirements, we may have to reduce or delay capital expenditures, product development efforts, investments and other general corporate expenditures. We cannot assure you that any of these remedies would, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our obligations, which would affect our results of operations.
We are leveraged and require significant amounts of cash to service our debt. Our debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities and reduce our options for capital allocation. Our high level of debt presents the following risks:
•we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;
•our substantial leverage increases our vulnerability to economic downturns, decreased availability of capital, and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry, and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;
•our level of debt may restrict us from raising, or make it more costly to raise, additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements; and
•covenants in our debt instruments limit our ability to pay future dividends or make other restricted payments and investments.

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
We have made and continue to make investments to grow our EDS and SSD revenues. Our ability to grow EDS and SSD revenues is subject to the following risks:
•we may be unable to accurately estimate and predict data center capacity and requirements;
•we may not be able to offer compelling solutions to enterprises and consumers;
•we may be unable to obtain cost effective supply of NAND flash memory in order to offer competitive SSD solutions; and
•our cloud systems revenues generally have a longer sales cycle, and growth is likely to depend on relatively large customer orders, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses.
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
Macroeconomic developments such as the withdrawal of the United Kingdom (“U.K.”) from the European Union (“EU”), slowing economies in parts of Asia and the Americas, increased tariffs between the U.S. and China, Mexico and other countries, or adverse economic conditions worldwide resulting from the COVID-19 pandemic and efforts of governments and private industry to slow the pandemic through stay at home orders, social distancing requirements and other disease control measures could negatively affect our business, operating results or financial condition which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.
Our quarterly revenue and results of operations fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, have been and may continue to be precipitated by a variety of factors, including:
•uncertainty in global economic and political conditions which may pose a risk to the overall economy or specific geographies or industries and adversely affect our customers’ purchasing behavior;
•adverse changes in the level of economic activity in the major regions in which we do business;
•competitive pressures resulting in lower selling prices by our competitors which may shift demand away from our products toward those of our competitors;
•delays or problems in our introduction of new, more cost-effective products, the inability to achieve high production yields or delays in customer qualification or initial product quality issues;
•changes in purchasing patterns of our customers;
•application of new or revised industry standards;
•disruptions in our supply chain;
•increased costs or adverse changes in availability of supplies of raw materials or components;
•the impact of corporate restructuring activities that we have and may continue to engage in;
•changes in the demand for the computer systems and data storage products that contain our products due to seasonality, economic conditions and other factors;
•shifting trends in customer demand which, when combined with overproduction of particular products, particularly when the industry is served by multiple suppliers, results in unfavorable supply and demand imbalances;
•our high proportion of fixed costs, including research and development expenses;
•any impairments in goodwill or other long-lived assets;
•announcements of new products, services or technological innovations by us or our competitors;
•changes in tax laws, regulatory requirements, including export regulations or tariffs, or accounting standards; and
•adverse changes in the performance of our products.
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
Sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the desktop and notebook, consumer and gaming storage legacy markets applications of our data storage business, this seasonality is partially attributable to the historical trend of our customers’ increased sales of desktop computers, notebook computers and consumer electronics during the back-to-school and winter holiday season. In the desktop and notebook, consumer and gaming storage legacy markets, our sales are seasonal because of the purchasing cycles of our end users. We also experience seasonal reductions in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions.
We have a long and unpredictable sales cycle for nearline and mission critical storage solutions, which impairs our ability to accurately predict our financial and operating results in any period and may adversely affect our ability to forecast the need for investments and expenditures.
Our nearline and mission critical storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are also tailored to meet the specific requirements of individual customers, and are often integrated by our customers into the systems and products that they sell. Factors that affect the length of our sales cycle include:
•the time required for developing, testing and evaluating our products before they are deployed;
•the size of the deployment; and
•the complexity of system configuration necessary to deploy our products.
As a result, our sales cycle for nearline and mission critical storage solutions is often in excess of one year and frequently unpredictable. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in lost sales or excess inventory and associated inventory reserves or write-downs, each of which could harm our business, financial condition and results of operations.
We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers.
Some of our key customers account for a large portion of our revenue. While we have long-standing relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, or we were prohibited or restricted by law, regulation or other governmental action from selling to those key customers, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process at the customer’s expense. Accordingly, it may be difficult or costly for us to attract new key customers.
Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Furthermore, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our results of operations. If a significant transaction or regulatory impact involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.

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
In addition, retail sales of our legacy markets solutions traditionally experience seasonal variability in demand with higher levels of demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Our ability to reach such consumers depends on us maintaining effective working relationships with major retailers and distributors. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may adversely impact our future results of operations.
Our worldwide sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations, longer payment cycles, potential adverse tax consequences, increased costs, our customers’ credit and access to capital, health-related risks (including pandemics such as COVID-19), investment risks, tariffs, privacy and protection of data, and access to personnel.
We have significant sales and manufacturing operations outside of the United States, including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, and the United States. Additionally, the manufacturing of some of our products is concentrated in certain geographical locations. The production of certain drive subassemblies are limited to Thailand and the production of media is limited to Singapore. We also generate a significant portion of our revenue from sales outside the United States. Disruptions in the economic, environmental, political, legal or regulatory landscape in these countries may have a material adverse impact on our manufacturing and sales operations.
Our worldwide operations are subject to economic, regulatory and other risks inherent in doing business internationally, including the following:
•Disruptions in International Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including the United Kingdom and those in Asia and the European Union have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.
•Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominantly in dollars, even when sold to customers that are located outside the U.S. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our price, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts from time to time, which could be designated as cash flow hedges or not designated as hedging instruments. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
•Longer Payment Cycles. Our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•Potential Adverse Tax Consequences. We are incorporated in Ireland and have offices, operations, and subsidiaries in many countries around the world. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions have in the past assessed and may in the future assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. In addition, the Organization for Economic Cooperation and Development's Base Erosion and Profit Shifting recommendations are reshaping international tax rules in numerous countries. These actual and potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles and interpretations could increase the risk of double taxation, cause increased tax audit activity, and could impact our effective tax rate.
•Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some countries. Volatility in fuel costs, political instability or constraints in or increases in the costs of air transportation may lead us to develop alternative shipment methods, which could disrupt our ability to receive raw materials, or ship finished product, and as a result our business and results of operations may be harmed.
•Credit and Access to Capital Risks. Our customers could have reduced access to working capital due to global economic conditions, higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s, or their bank’s financial condition or the inability to access other financing, which would increase our credit and non-payment risk, and could result in an increase in our operating costs or a reduction in our revenue. In addition, some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as original design manufacturers, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk.
•Global Health Outbreaks. The occurrence of a pandemic disease, such as the recent COVID-19 pandemic, has impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key direct and indirect suppliers and customers. The reactions by governments and private industry to such diseases have also disrupted and could continue to disrupt the availability, timeliness and reliability of the supply chains and distribution networks we rely on.

•Privacy and Protection of Data. Our business is subject to a number of laws, rules and regulations in the countries where we operate pertaining to the collection, processing, security, use, retention and transfer of information about our customers, consumers and employees. For example, the General Data Protection Regulation (“GDPR”), which is in effect in the European Economic Area (“EEA”), applies to our operations. The GDPR imposes stringent data protection requirements in the EEA and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. In China, we are monitoring legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements. In the U.S., numerous federal and state laws, rules and regulations apply to our data handling practices. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA has required us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The U.S. federal government and other states in the U.S. also have proposed or enacted similar laws and regulations relating to privacy and data protection. Some countries have passed or are considering legislation limiting extraterritorial transfers of data, including requiring the local storage and processing of data or similar requirements. As a result of the July 16, 2020, European Court of Justice (“ECJ”), opinion in Case C-311/18 (Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems), the EU-U.S. Privacy Shield Framework was deemed an invalid method of compliance with restrictions set forth in the GDPR regarding the transfer of personal data from EEA member states to the U.S. and uncertainty was expressed regarding viability of the Standard Contractual Clauses option as a method of transferring personal data outside of the EEA. Present solutions to legitimize transfers of personal data from the EEA may be challenged or deemed insufficient, whether as a result of future ECJ rulings, changes in the GDPR (and EEA member states’ implementations thereof), successor EEA data protection regulations, or otherwise, and may have a material adverse effect on our business, including our data transfers, financial condition, operating results and reputation. Laws, rules and regulations relating to privacy and data protection evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. Compliance with various laws, rules, rulings, and regulations relating to privacy and data protection have required and may continue to require us to change our data practices, which resulted and may continue to result in increased costs, require significant changes to our business and operations and could otherwise have an adverse effect on our business and results of operations. Actual or perceived violations of privacy or data protection laws could result in adverse effects on our business and results of operations including damage to our brand and reputation, significant financial penalties and liability, governmental investigations and proceedings, private actions, and unanticipated changes to our data handling and processing practices. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages with respect to claims relating to a security breach or other security-related matter. Although our insurance policies include some liability coverage, if we experienced a widespread security breach or other incident then we could be subject to indemnity claims or other damages that either aren’t covered or exceed our insurance coverage. We also cannot be certain that our insurance coverage is adequate for data-handling or data-security liabilities incurred, or that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed our insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.
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

We are subject to counterparty default risks.
We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash and investment deposits, and foreign currency forward exchange contracts and other derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will, voluntarily or involuntarily, default on its performance obligations. In times of market distress in particular, a counterparty may not comply with its contractual commitments that could then lead to it defaulting on its obligations with little or no notice to us, thereby limiting our ability to take action to lessen or cover our exposure. Additionally, our ability to mitigate our counterparty exposures could be limited by the terms of the relevant agreements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of any such counterparty default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.
Our business is subject to various laws, regulations and governmental policies that may cause us to incur significant expense.
Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, legislative, regulatory or other areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on, including antitrust and competition law, improper payments, data privacy and sovereignty, currency exchange controls that could restrict the movement of liquidity from particular jurisdictions, trade controls or tariffs on imports and exports in the U.S. or other countries, complex economic sanctions and the enactment of U.S. tax reform and potential further changes to global tax laws, have had and may continue to have an effect on our corporate structure, operations, sales, liquidity, capital requirements, effective tax rate and financial performance. China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, and the European Union each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, price controls and international trade.
In addition, regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors or agents will not violate these or other applicable laws, rules and regulations to which we are and may be subject. Violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, damage to our reputation and corporate brand, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. The political and media scrutiny surrounding a governmental investigation for the violation of such laws, even if an investigation does not result in a finding of violation, could cause us significant expense and collateral consequences, including reputational harm, that could have an adverse impact on our business, results of operations and financial condition.
Changes in U.S. trade policy, including the imposition of sanctions or tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
The U.S. government has adopted a new approach to trade policy including in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain non-U.S. goods, including information and communication technology products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties result in lowering our margin on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties, making it more difficult or costly for us to export our products to those countries. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies, and the sanctions imposed by the U.S. government could be expanded in the future. If we are unable to conduct business with new or existing customers, our business, including revenue, profitability and cash flows, could be materially adversely affected.

We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.
Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases. We manage and store various proprietary information and sensitive or confidential data relating to our operations. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by storage and maintenance of data will continue to increase. The measures we have implemented to secure our computer equipment and electronic data have been and may continue to be vulnerable to phishing, employee error, hacking, malfeasance, system error or other irregularities and may not be sufficient for all eventualities, including sustained maintenance of remote working requirements. The insurance coverage we maintain that is intended to address certain data security risks, may be insufficient to cover all types of claims or losses that may arise. We have been, and will likely continue to be, subject to computer viruses or other malicious codes, cyber-attacks or other computer-related attempts to breach the IT systems we use for these purposes. We have been and may also continue be subject to IT system failures and network disruptions due to these factors. Experienced computer programmers and hackers may be able to penetrate our network security, misappropriate or compromise our confidential information or that of third-parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Such attempts are increasing in technical sophistication, number and the ability to evade detection or to obscure such activities. Although we take steps to protect against and detect such attempts, our efforts may not be sufficient for all eventualities, including sustained maintenance of remote working requirements. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.
The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We could lose existing or potential customers for outsourcing services or other IT solutions in connection with any actual or perceived security vulnerabilities in our products. Some of our products contain encryption and other measures to protect third-party content stored on our products. Such measures may be compromised, breached or circumvented by sophisticated attackers and losses or unauthorized access to or releases of confidential information may occur. Breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, has exposed us and could expose us, our vendors and customers or other third-parties affected to a risk of loss or misuse of this information, result in litigation or governmental investigations and potential liability for us, damage our brand and reputation or otherwise harm our business. Failure to meet our contractual obligations to promote information security with certain customers may result in liability, including additional costs, indemnification claims, litigation and damage to our brand and reputation. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us. Our business, brand and reputation could also be adversely affected by media or other reports of perceived security vulnerabilities in our products, network or processes, even if unsubstantiated.
We are subject to laws, rules and regulations in the U.S., U.K., EU and other countries relating to the collection, use, and security of user data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that require us to notify vendors, customers or employees of a data security breach. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards and contractual obligations. These laws, protocols and standards continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused and may continue to cause us to incur substantial costs or required or may continue to require us to change our business practices. If we fail to comply with applicable federal, state or international privacy-related or data protection laws we may be subject to proceedings by governmental entities and incur penalties, significant legal liability or reputational harm.

We must successfully maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we expand and improve our IT systems to support our business going forward. Consequently, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools, including in connection with the sustained maintenance of remote working requirements. These types of activities subject us to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs have caused and may continue to cause disruptions in our business operations and may have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, negotiations or proceedings arising in the normal course of business. In the event of litigation, government investigations or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation or government proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, which could materially harm our business.
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
Shortages or delays in critical components, as well as reliance on single-source suppliers, can affect our production and development of products and may harm our operating results.
We are dependent on a limited number of qualified suppliers who provide critical materials or components. If there is a shortage of, or delay in supplying us with, critical components, equipment or raw materials, then:
•it is likely that our suppliers would raise their prices and, if we could not pass these price increases to our customers, our operating margin would decline;
•we may have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products;
•we would likely have to allocate the components we receive to certain of our products and ship less of others, which could reduce our revenues and could cause us to lose sales to customers who could purchase more of their required products from manufacturers that either did not experience these shortages or delays or that made different allocations; and
•we may be late in shipping products, causing potential customers to make purchases from our competitors, thus causing our revenue and operating margin to decline.
We cannot assure you that we will be able to obtain critical components in a timely and economic manner. Many of our suppliers’ manufacturing facilities are fully utilized. If they fail to invest in additional capacity or deliver components in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected.
We often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. Our options in supplier selection in these cases are limited and the supplier based technology has been and may continue to be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In such cases, any technical issues in the supplier’s technology may cause us to delay shipments of our new technology deployments and harm our financial position.

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
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material adverse effect on our business, results of operations and financial condition.
Due to the complexity of our products, some defects may only become detectable after deployment.
Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Our products may contain a defect or be perceived as containing a defect by our customers, as a result of improper use or maintenance. Lead times required to manufacture certain components are significant, and a quality excursion may take significant time and resources to remediate. Defects in our products, third-party components or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:
•increased costs and product delays until complex solution level interoperability issues are resolved;
•costs associated with the remediation of any problems attributable to our products;
•loss of or delays in revenues;
•loss of customers;
•failure to achieve market acceptance and loss of market share;
•increased service and warranty costs; and
•increased insurance costs.
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
From time to time, we pursue strategic alliances, acquisitions, joint ventures and investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Therefore, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, the terms on which we are able to consummate a transaction may not be commercially reasonable for us to pursue. We cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments may be limited by market conditions, our leverage level, the covenants contained in the instruments that govern our outstanding indebtedness, and any agreements governing any other debt we may incur. In addition, our cash reserves could diminish significantly as a result of any acquisitions, joint ventures, strategic alliances or other investments we pursue. Even if we are successful in forming strategic alliances or acquiring, forming joint ventures with or making investments in other companies, we cannot be certain that we will realize the anticipated benefits or synergies of any strategic alliance, acquisition, joint venture or investment that we pursue, which could cause, among other things, an impairment of goodwill or intangible assets. If our goodwill or net intangible assets become impaired, we may be required to record a charge to our Consolidated Statements of Comprehensive Income which would adversely affect our financial results.
Political events, war, terrorism, natural disasters, public health issues and other circumstances could materially adversely affect our results of operations and financial condition.
War, terrorism, geopolitical uncertainties, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues (such as the COVID-19 pandemic), and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and results of operations could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations or cost increases in freight and other logistical services, governmental actions limiting the movement of products or employees between regions, increases in or changes to data collection and reporting obligations, delays in production ramps of new products, and disruptions in our operations and those of some of our key direct and indirect suppliers and customers. For example, the recent COVID-19 pandemic has resulted in government-imposed travel restrictions, border closures, stay-at-home orders, facility closures or operating constraints in a number of locations including, but not limited to, China, Malaysia, Singapore and the United States, disruptions in our operations and those of our suppliers, partners, and customers, increases in air freight rates, limited numbers of employees available to staff manufacturing operations, and shortages of supplies of personal protective equipment required for our manufacturing operations. If any of these circumstances continue for an extended period of time, our manufacturing ability and capacity, or those of our key direct and indirect suppliers or customers, could be impacted, and our results of operations and financial condition could be adversely affected.

Failure to comply with applicable environmental laws and regulations, customer requirements and regulations regarding conflicts minerals and other laws and regulations applicable to our business could have a material adverse effect on our business, results of operations and financial condition.
The sale and manufacturing of products in certain states and countries has and may continue to subject us and our suppliers to state, federal and international laws and regulations governing protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. We endeavor to ensure that we and our suppliers comply with all applicable environmental laws and regulations, however, compliance has increased and may continue to increase our operating costs and may otherwise impact future financial results. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material adverse effect on our financial condition or results of operations.
SEC rules require certain disclosures regarding the use of specified minerals, often referred to as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules could affect our ability to source, directly or indirectly, certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Furthermore, our customers and manufacturing stakeholders may place increased demands on our compliance framework which may in turn negatively impact our relationships with our suppliers. If we are unable to comply with requirements regarding the use of conflict and other minerals, our business, financial condition or results of operations may be materially adversely affected.
Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.
From time to time, we engage in restructuring plans that have resulted and may continue to result in workforce reduction and consolidation of our real estate facilities and our manufacturing footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans are expected to be formalized. As a result of our restructurings, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Additionally, global footprint consolidation and reduction in excess capacity may result in us being unable to respond to increases in forecasted volume of customer demand and loss of revenue opportunity if our competitors have underutilized factories. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that any future cost reductions or global footprint consolidations will deliver the results we expect, be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.
Our ability to use our net operating loss and tax credit carryforwards may be limited.
The use of a portion of our U.S. net operating loss and tax credit carryforwards is subject to annual limitations pursuant to U.S. tax law. Sections 382 and 383 of the U.S. Internal Revenue Code generally impose annual limitations on the amount of net operating loss and tax credit carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in ownership. As a result, future changes in ownership could put further limitations on the availability of our net operating loss or tax credit carryforwards. See “Item 8. Financial Statements and Supplementary Data—Note 5. Income Taxes” contained in this report for, among other things, a description of current net operating loss and tax credit carryforward limitations.

We are at times subject to intellectual property proceedings and claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition.
We are subject from time-to-time to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers, in connection with the use of our products. Intellectual property litigation can be expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, which may cause actual results to differ materially from our expectations. Patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. Some of the actions that we face from time-to-time seek injunctions against the sale of our products and/or substantial monetary damages, which, if granted or awarded, could materially harm our business, financial condition and operating results.
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
We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, security measures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing patents, trademarks and other intellectual property rights of third-parties. We expect that we will be involved in similar disputes in the future.
There can be no assurance that:
•any of our existing patents will continue to be held valid, if challenged;
•patents will be issued for any of our pending applications;
•any claims allowed from existing or pending patents will have sufficient scope or strength to protect us;
•our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage;
•we will be able to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers and employees and through other security measures; and
•others will not gain access to our trade secrets.
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
Furthermore, we have significant operations and sales in countries where intellectual property laws and enforcement policies are often less developed, less stringent or more difficult to enforce than in the United States. Therefore, we cannot be certain that we will be able to protect our intellectual property rights in jurisdictions outside the United States.

The price of our ordinary shares may be volatile and could decline significantly.
The market price of our ordinary shares has experienced price fluctuations and could be subject to wide fluctuations in the future. The market price of our ordinary shares has fluctuated and may continue to fluctuate significantly in response to various factors including:
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
•significant announcements by or changes in financial condition of a large customer;
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program may be suspended or discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our principal executive offices are located in Ireland. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire on various dates through 2082.
Our main material manufacturing, product development and marketing and administrative facilities at July 3, 2020 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Owned	412,000	Product development, marketing and administrative and operational offices
Colorado	Owned	528,000	Product development
Minnesota	Owned/Leased	1,096,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	738,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,511,000	Manufacture of media
Shugart	Owned (1)	410,000	Product development
Thailand
Korat	Owned/Leased	2,739,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	422,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2068.
As of July 3, 2020, we owned or leased a total of approximately 9.8 million square feet of space worldwide. The 9.8 million square feet of owned or leased space includes a total of 142,000 square feet that is currently subleased. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
ITEM 3.LEGAL PROCEEDINGS
See “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies.”
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our ordinary shares trade on the NASDAQ Global Select Market under the symbol “STX.”

As of August 3, 2020, there were approximately 535 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2020 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 3, 2015 to July 3, 2020. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on July 3, 2015, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN
Among Seagate Technology plc, The S&P 500 Index
And The Dow Jones US Computer Hardware Index
300
250
200
150
100
50
0
7/3/2015
7/1/2016
6/30/2017
6/29/2018
6/28/2019
7/3/2020
Seagate Technology plc
S&P 500
Dow Jones US Computer Hardware

	7/3/2015 (1)	7/1/2016	6/30/2017	6/29/2018	6/28/2019	7/3/2020
Seagate Technology plc	$100.00	$60.06	$91.81	$129.07	$116.50	$117.16
S&P 500	100.00	103.08	119.26	134.53	146.52	155.90
Dow Jones US Computer Hardware	100.00	79.81	118.26	152.87	156.67	264.36
___________________________________
(1) $100 invested on 7/3/2015 in shares and in indices, including reinvestment of dividends.
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
Repurchases of Our Equity Securities
On October 29, 2018, our Board of Directors authorized the repurchase of an additional $2.3 billion of our outstanding ordinary shares and as a result, we had an aggregate authority to repurchase approximately $3.0 billion of our ordinary shares. As of July 3, 2020, $1.3 billion remained available for repurchase of ordinary shares under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with our Constitution. There is no expiration date on our repurchase authorizations.

The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended July 3, 2020, including shares withheld for statutory tax withholdings related to vesting of employee equity awards:

Period (In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1st Quarter through 3rd Quarter of Fiscal Year 2020	18	$50.61	18	$1,341
April 4, 2020 through May 1, 2020	—	49.30	—	1,304
May 2, 2020 through May 29, 2020	—	—	—	1,304
May 30, 2020 through July 3, 2020	—	—	—	1,304
Through 4th Quarter of Fiscal Year 2020	18		18	$1,304
___________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 6.SELECTED FINANCIAL DATA
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
The Consolidated Statements of Operations data for the fiscal years ended July 3, 2020, June 28, 2019 and June 29, 2018, and the Consolidated Balance Sheets data as of July 3, 2020 and June 28, 2019, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended June 30, 2017 and July 1, 2016, and the Consolidated Balance Sheets data at June 29, 2018, June 30, 2017 and July 1, 2016, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The fiscal year ended July 3, 2020 comprised 53 weeks and the fiscal years ended June 28, 2019, June 29, 2018, June 30, 2017, and July 1, 2016 comprised 52 weeks.

	Fiscal Years Ended
(Dollars in millions, except per share data)	July 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016
Revenue	$10,509	$10,390	$11,184	$10,771	$11,160
Gross profit	2,842	2,932	3,364	3,174	2,615
Income from operations	1,300	1,487	1,634	1,054	445
Net income (1)	1,004	2,012	1,182	772	248
Total assets (2)	8,930	8,885	9,410	9,268	8,213
Total debt (2)	4,175	4,253	4,819	5,021	4,091
Equity	$1,787	$2,162	$1,665	$1,364	$1,593

Net income per share:
Basic	$3.83	$7.13	$4.10	$2.61	$0.83
Diluted	3.79	7.06	4.05	2.58	0.82
Number of shares used in per share calculations:
Basic	262	282	288	296	299
Diluted	265	285	292	299	302
Cash dividends declared per ordinary share	$2.58	$2.52	$2.52	$2.52	$2.43

_______________________________
(1) The Company recorded an income tax benefit of $640 million for fiscal year 2019. The Company’s fiscal year 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in its profitability outlook in the U.S., including its efforts to structurally and operationally align its EDS business with the rest of the Company.
(2) The Company adopted Accounting Standard Update (“ASU”) 2015-03, Interest - Imputation of interest: Simplifying the presentation of debt issuance costs, in fiscal year 2017 on a retrospective basis. The adoption of this guidance resulted in a reduction to Other assets, net and Long-term debt previously disclosed as of the fiscal year ended 2016 by $39 million, within the Consolidated Balance Sheets.
Supplementary Financial Data (Unaudited)
Quarterly Data
The Company operated and reported financial results based on a 14-week quarter in its first quarter of fiscal year 2020 ending on the Friday closest to September 30, 2019 and 13-week quarters for the remaining quarters of fiscal year 2020 as well as all four quarters of fiscal year 2019, which ended on the Friday closest to September 30, December 31, March 31 and June 30.

	Fiscal Year 2020 Quarters Ended
(In millions, except per share data)	July 3, 2020	April 3, 2020	January 3, 2020	October 4, 2019
Revenue	$2,517	$2,718	$2,696	$2,578
Gross profit	667	746	758	671
Income from operations	267	376	384	273
Net income	166	320	318	200
Net income per share:
Basic	$0.65	$1.23	$1.21	$0.75
Diluted	0.64	1.22	1.20	0.74

	Fiscal Year 2019 Quarters Ended
(In millions, except per share data)	June 28, 2019	March 29, 2019	December 28, 2018	September 28, 2018
Revenue	$2,371	$2,313	$2,715	$2,991
Gross profit	624	601	794	913
Income from operations	332	236	416	503
Net income (1)	983	195	384	450
Net income per share:
Basic	$3.57	$0.69	$1.35	$1.57
Diluted	3.54	0.69	1.34	1.54
_______________________________
(1) The Company recorded an income tax benefit of $692 million in the quarter ended June 28, 2019. The Company’s quarter ended June 28, 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in its profitability outlook in the U.S., including its efforts to structurally and operationally align its EDS business with the rest of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended July 3, 2020, June 28, 2019 and June 29, 2018.
You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2020 comprised 53 weeks and ended on July 3, 2020. Fiscal year 2019 comprised 52 weeks and ended on June 28, 2019. Fiscal year 2018 comprised 52 weeks and ended on June 29, 2018. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Fiscal Year 2020 Summary. Overview of financial and other highlights affecting us in fiscal year 2020.
•Results of Operations. Analysis of our financial results comparing fiscal years 2020 and 2019 to the prior-year periods.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including potential sources of liquidity.
•Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 3, 2020 and an explanation of off-balance sheet arrangements.
•Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•For an overview of our business, see “Part I - Item 1. Business—Overview.”
Fiscal Year 2020 Summary
During fiscal year 2020, we shipped 442 exabytes of HDD storage capacity. We generated revenue of $10.5 billion and gross margins of 27% and our operating cash flow was $1.7 billion. We repurchased $1,137 million of certain outstanding senior notes, exchanged $456 million of certain senior notes to longer duration notes, borrowed $500 million under our term loan facility (“Term Loan”) and issued $500 million of new senior notes. We repurchased approximately 17 million of our ordinary shares for $850 million and paid $673 million in dividends. Additionally, we changed our estimate of the useful lives of our manufacturing equipment from a range of three to five years to a range of three to seven years. The effect of this change in estimate increased the fiscal year 2020 net income by $134 million.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread, the effects of which began during our quarter ended April 3, 2020. We incurred certain supply chain and demand disruptions during the fiscal year 2020, as well as factory under-utilization and higher logistics and operational costs and softer demand across our markets due to the COVID-19 pandemic, which we expect to continue into our fiscal year 2021. Our customers also experienced certain supply chain and demand disruptions in our fourth fiscal quarter 2020, which we anticipate will continue into fiscal year 2021. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are complying with governmental rules and guidelines across all of our sites and are actively working on opportunities to lower our cost structure and drive further operational efficiencies. Although we are unable to predict the impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Revenue	$10,509	$10,390	$11,184
Cost of revenue	7,667	7,458	7,820
Gross profit	2,842	2,932	3,364
Product development	973	991	1,026
Marketing and administrative	473	453	562
Amortization of intangibles	14	23	53
Restructuring and other, net	82	(22)	89
Income from operations	1,300	1,487	1,634
Other expense, net	(268)	(115)	(216)
Income before income taxes	1,032	1,372	1,418
Provision (Benefit) for income taxes	28	(640)	236
Net income	$1,004	$2,012	$1,182

	Fiscal Years Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Revenue	100%	100%	100%
Cost of revenue	73	72	70
Gross margin	27	28	30
Product development	9	10	9
Marketing and administrative	5	4	5
Amortization of intangibles	—	—	—
Restructuring and other, net	1	—	1
Income from operations	12	14	15
Other expense, net	(2)	(1)	(2)
Income before income taxes	10	13	13
(Benefit) provision for income taxes	—	(6)	2
Net income	10%	19%	11%

The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	Fiscal Years Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Revenues by Channel (%)
OEMs	71%	70%	70%
Distributors	17%	17%	17%
Retailers	12%	13%	13%
Revenues by Geography (%) (1)
Asia Pacific	48%	49%	49%
Americas	34%	32%	33%
EMEA	18%	19%	18%
Revenues by Market (%)
Mass capacity	53%	43%	42%
Legacy	39%	50%	51%
Other	8%	7%	7%

HDD Exabytes Shipped by Market
Mass capacity	317	202	193
Legacy	125	145	145
Total	442	347	338

HDD Price per Terabyte	$22	$28	$31
____________________________________________________________
(1) Revenue is attributed to countries based on the bill from location.
Fiscal Year 2020 Compared to Fiscal Year 2019
Revenue

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Change	% Change
Revenue	$10,509	$10,390	$119	1%
Revenue in fiscal year 2020 increased approximately 1%, or $119 million, from fiscal year 2019, primarily due to an increase in mass capacity storage exabytes shipped, partially offset by price erosion and a decrease in legacy exabytes shipped.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Change	% Change
Cost of revenue	$7,667	$7,458	$209	3%
Gross profit	2,842	2,932	(90)	(3)%
Gross margin	27%	28%
For fiscal year 2020, gross margin as a percentage of revenue decreased compared to the prior fiscal year due to price erosion and higher logistics costs and factory under-utilization due to COVID-19-related disruptions, partially offset by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the quarter ended October 4, 2019.

Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Change	% Change
Product development	$973	$991	$(18)	(2)%
Marketing and administrative	473	453	20	4%
Amortization of intangibles	14	23	(9)	(39)%
Restructuring and other, net	82	(22)	104	(473)%
Operating expenses	$1,542	$1,445	$97
Product Development Expense. Product development expenses for fiscal year 2020 decreased by $18 million from fiscal year 2019 primarily due to a $21 million decrease in depreciation expense and an $18 million decrease in materials expense, partially offset by a $13 million increase in outside services expense, an $8 million increase in variable compensation expense and a $7 million increase in compensation and other employee benefits.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2020 increased by $20 million from fiscal year 2019 primarily due to a $13 million increase in other general expenses, an $11 million increase in outside services expense, a $6 million increase in share-based compensation expense and a $5 million increase in variable compensation expense, partially offset by a $5 million decrease in compensation and other employee benefits and a $4 million decrease in depreciation expense.
Amortization of Intangibles. Amortization of intangibles for fiscal year 2020 decreased by $9 million, as compared to fiscal year 2019, due to certain intangible assets that reached the end of their useful lives.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2020 was $82 million, primarily comprised of restructuring charges related to the restructuring plan the Company committed to on June 1, 2020 to reduce our workforce by approximately 500 employees and charges related to a voluntary early exit program and other restructuring plans.
Restructuring and other, net for fiscal year 2019 was comprised of a $75 million net gain from the sale of a certain property partially offset by charges related to a voluntary early exit program.
Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Change	% Change
Other expense, net	$(268)	$(115)	$(153)	133%
Other expense, net for fiscal year 2020 increased by $153 million compared to fiscal year 2019 mainly due to $80 million of non-recurring income, net in fiscal year 2019 related to our previous investment in Toshiba Memory Holdings Corporation (“TMHC”), now known as Kioxia, which was redeemed in fiscal year 2019, a $62 million loss resulting from the repurchase of certain long-term debt, an $18 million strategic investment impairment and an $11 million net increase in losses due to unfavorable changes in foreign currency exchange rates, partially offset by a $20 million decrease in interest expense related to the repurchase of certain long-term debt.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Change	% Change
Provision (benefit) for income taxes	$28	$(640)	$668	(104)%

We recorded an income tax provision of $28 million for fiscal year 2020 compared to an income tax benefit of $640 million for fiscal year 2019. Our fiscal year 2020 income tax provision included net tax benefits of approximately $12 million associated with share-based compensation expense and $16 million associated with the release of valuation allowance on deferred tax assets driven by our profitability outlook in the U.S. Our fiscal year 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in our profitability outlook in the U.S., including our efforts to structurally and operationally align our EDS business with the rest of the Company.
Our Irish tax resident parent holding company owns various U.S. and non-Irish subsidiaries that operate in multiple non-Irish income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Malaysia, Singapore and Thailand. These tax incentives are scheduled to expire in whole or in part at various dates through 2025. Certain tax incentives may be extended if specific conditions are met.
Our income tax provision recorded for fiscal year 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) tax benefits related to research credits. Our income tax benefit recorded for fiscal year 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) a decrease in valuation allowance for certain deferred tax assets, primarily driven by improvements in our profitability outlook in the U.S.; and (ii) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland.
Based on our non-Irish ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. We have concluded the tax provisions of the CARES Act did not have a material impact to our consolidated financial statements for fiscal year 2020.
During the fiscal year ended July 3, 2020, tax legislation was enacted, which becomes effective in our fiscal years 2020 and 2021. We have concluded these tax legislation changes have no material impact to our consolidated financial statements for fiscal year 2020.
Fiscal Year 2019 Compared to Fiscal Year 2018
Revenue

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
Revenue	$10,390	$11,184	$(794)	(7)%
Revenue in fiscal year 2019 decreased approximately 7%, or $0.8 billion, from fiscal year 2018, primarily due to less favorable market conditions during the first half of the fiscal year and price erosion, partially offset by an increase in mass capacity storage exabytes shipped.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
Cost of revenue	$7,458	$7,820	$(362)	(5)%
Gross profit	2,932	3,364	(432)	(13)%
Gross margin percentage	28%	30%

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
Amortization of Intangibles. Amortization of intangibles for fiscal year 2019 decreased by $30 million compared to fiscal year 2018, due to certain intangible assets reaching the end of their useful lives.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2019 was comprised of a $75 million net gain from the sale of a certain property partially offset by charges related to a voluntary early exit program.
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
Other expense, net for fiscal year 2019 decreased by $101 million compared to fiscal year 2018 mainly due to a $56 million increase in interest income on our investment in TMHC, a $37 million net increase in gains on settlement of derivatives and a $13 million net decrease in interest expense due to the repayment of certain long-term debt.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	% Change
(Benefit) provision for income taxes	$(640)	$236	$(876)	(371)%

We recorded an income tax benefit of $640 million for fiscal year 2019 compared to an income tax provision of $236 million for fiscal year 2018. Our fiscal year 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in our profitability outlook in the U.S., including our efforts to structurally and operationally align our EDS business with the rest of the Company. Our fiscal year 2018 income tax provision included approximately $204 million of tax expense associated with the revaluation of U.S. deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017, offset by the reversal of previously recorded unrecognized tax benefits of $7 million, and certain non-recurring items.
Our income tax benefit recorded for fiscal year 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) a decrease in valuation allowance for certain deferred tax assets, primarily driven by improvements in our profitability outlook in the U.S.; and (ii) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland. Our income tax provision recorded for fiscal year 2018 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) a reduction in the net U.S. deferred tax assets associated with revaluation to a lower U.S. tax rate.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. During fiscal year 2020, we reduced and restructured our long-term debt portfolio through a combination of new issuances, repurchases and exchanges to lower annual repayment levels by extending the maturity dates of certain notes and lowering the average interest rates. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash have been and will continue to be sufficient to meet our cash needs for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future. However, the challenges posed by COVID-19 to our industry and to our business are evolving rapidly and are highly uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of July 3, 2020.
Cash and Cash Equivalents

	As of
(Dollars in millions)	July 3, 2020	June 28, 2019	Change
Cash and cash equivalents	$1,722	$2,220	$(498)

Our cash and cash equivalents decreased by $498 million from June 28, 2019 primarily as a result of repurchases of certain long-term debt of $1,137 million, repurchases of our ordinary shares of $850 million, dividends to our shareholders of $673 million and payments for capital expenditures of $585 million, partially offset by net cash of $1,714 million provided by operating activities and net proceeds of $994 million from issuance of long-term debt. The following table summarizes results from the Consolidated Statement of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Net cash flow provided by (used in):
Operating activities	$1,714	$1,761	$2,113
Investing activities	(635)	846	(1,588)
Financing activities	(1,605)	(2,212)	(1,211)
Effect of foreign currency exchange rates	(1)	(1)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(527)	$394	$(686)
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2020 was approximately $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $394 million in accounts payable, primarily due to timing of payments and an increase in materials purchased; partially offset by
•an increase of $166 million in inventories, primarily due to an increase in materials purchased for new product ramps and the potential for supply chain disruptions due to COVID-19; and
•an increase of $127 million in accounts receivable, primarily due to the timing of shipments.
Cash provided by operating activities for fiscal year 2019 was approximately $1.8 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, a release of valuation allowance related to our U.S. deferred tax assets and:
•a decrease of $204 million in accounts receivable, primarily due to lower revenue; and
•a decrease of $80 million in inventories, primarily due to a decrease in units built; partially offset by
•a decrease of $268 million in accounts payable, primarily due to a decrease in direct material purchases; and
•a decrease of $84 million in accrued employee compensation, primarily due to a decrease in our variable compensation expense.
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
Cash (Used in) Provided by Investing Activities
In fiscal year 2020, we used $0.6 billion for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $585 million and payments for the purchase of investments of $58 million.
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

In fiscal year 2018, we used $1.6 billion for net cash investing activities, which was primarily due to our investment in TMHC of $1.3 billion and the payments for the purchase of property, equipment and leasehold improvements of approximately $366 million, partially offset by the proceeds of $69 million from the sale of properties.
Cash Used in Financing Activities
Net cash used in financing activities of $1.6 billion for fiscal year 2020 was primarily attributable to the following activities:
•$1,137 million net repurchases of long-term debt;
•$850 million in payments for repurchases of our ordinary shares;
•$673 million in dividend payments; partially offset by
•$498 million in net proceeds from borrowings under the Term Loan;
•$496 million from the issuance of Senior Notes; and
•$103 million in proceeds from the issuance of ordinary shares under employee stock plans.
Net cash used in financing activities of $2.2 billion for fiscal year 2019 was primarily attributable to the following activities:
•$963 million in payments for repurchases of our ordinary shares;
•$713 million in dividend payments; and
•$574 million net repurchases of long-term debt.
Net cash used in financing activities of $1.2 billion for fiscal year 2018 was primarily attributable to the following activities:
•$726 million in dividend payments;
•$361 million in payments for repurchases of ordinary shares; and
•$214 million of repurchases of long-term debt; offset by
•$113 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of July 3, 2020, consist of: (1) approximately $1.7 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) subject to compliance with certain requirements under our control, up to $1.5 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
As of July 3, 2020, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025.
As of July 3, 2020, cash and cash equivalents held by non-Irish subsidiaries was $1.7 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.
We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. For additional information on factors that could impact our ability to fund our operations and meet our cash requirements, including the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

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
On July 22, 2020, our Board of Directors declared a quarterly cash dividend of $0.65 per share, which will be payable on October 7, 2020 to shareholders of record as of the close of business on September 23, 2020.
As of July 3, 2020, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook and the information we currently have available to us, we expect to be in compliance with the covenants in our debt agreements over the next 12 months.
The carrying value of our debt as of July 3, 2020 and June 28, 2019 was $4.2 billion and $4.3 billion, respectively. The table below presents the principal amounts of our outstanding debt:

	As of
(Dollars in millions)	July 3, 2020	June 28, 2019	Change
4.250% Senior Notes due March 2022	$229	$750	$(521)
4.750% Senior Notes due June 2023	546	941	(395)
4.875% Senior Notes due March 2024	500	500	—
4.750% Senior Notes due January 2025	479	920	(441)
4.875% Senior Notes due June 2027	505	690	(185)
4.091% Senior Notes due June 2029	500	—	500
4.125% Senior Notes due January 2031	500	—	500
5.75% Senior Notes due December 2034	490	490	—
LIBOR based Term Loan due September 2025	500	—	500
	$4,249	$4,291	$(42)
From time to time, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means. During fiscal year 2020, we repurchased approximately 18 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of July 3, 2020, $1.3 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with our Constitution.
For fiscal year 2021, we expect capital expenditures to be at or below our long-term targeted range of 6% to 8% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.

Contractual Obligations and Commitments
Our contractual cash obligations and commitments as of July 3, 2020, are summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,249	$19	$825	$1,029	$2,376
Interest payments on debt	1,352	183	360	283	526
Purchase obligations (1)	1,251	1,088	68	95	—
Operating leases, including imputed interest (2)	148	15	25	8	100
Capital expenditures	326	274	51	1	—
Subtotal	7,326	1,579	1,329	1,416	3,002
Commitments:
Letters of credit or bank guarantees	104	94	1	—	9
Total	$7,430	$1,673	$1,330	$1,416	$3,011
___________________________________
(1)Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.
(2)Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income). Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Leases” for details.

As of July 3, 2020, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $2 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
As of July 3, 2020, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical accounting policies include: Revenue - Sales Program Accruals, Warranty, Income taxes and Assessing Goodwill and Other Long-lived Assets for Impairment. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventories, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
Revenue - Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer's volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve estimating the most likely amount of rebates related to a customer's level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Total sales programs were 12% of gross revenue in fiscal year 2020 and 11% for each of the 2019 and 2018 fiscal years. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of gross revenue in fiscal years 2020, 2019 and 2018.

Warranty. We estimate probable product warranty costs at the time revenue is recognized. We generally provide a warranty on our products for a period of 1 to 5 years. Our warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. We also exercise judgment in estimating our ability to sell refurbished products based on historical experience. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base our warranty estimates.
Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by various taxing authorities. If estimates of these tax liabilities are greater or less than actual results, an additional tax provision or benefit will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for, and the amount of, a valuation allowance may also change.
Assessing Goodwill and Other Long-lived Assets for Impairment. We perform a qualitative assessment in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the quantitative goodwill impairment test. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then we perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, credit rating changes and equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of July 3, 2020, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of July 3, 2020.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to London Interbank Offered Rate (“LIBOR”) plus a variable margin set on June 19, 2020.

In the quarter ended October 4, 2019, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate on the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of July 3, 2020.

	Fiscal Years Ended
(Dollars in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value at July 3, 2020
Assets
Cash equivalents:
Floating rate	$551	$—	$—	$—	$—	$—	$551	$551
Average interest rate	0.48%						0.48%
Other debt securities
Fixed rate	$10	$—	$—	$—	$—	$8	$18	$18
Fixed interest rate	5.00%						5.00%
Debt
Fixed rate	$—	$229	$546	$500	$479	$1,995	$3,749	$4,010
Average interest rate		4.25%	4.75%	4.88%	4.75%	4.71%	4.71%
Variable rate	$19	$25	$25	$25	$25	$381	$500	$490
Average interest rate	3.04%	3.04%	3.04%	3.04%	3.04%	3.04%	3.04%
Foreign Currency Exchange Risk. From time to time, we may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. At this time, we have not identified any material exposure associated with the United Kingdom’s withdrawal from the European Union.
We hedge portions of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The change in fair value of these contracts is recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. All foreign currency forward exchange contracts mature within 12 months.
We recognized $4 million in Other expense, net related to hedge ineffectiveness and discontinued cash flow hedges during fiscal year 2020. We did not have any material net gains or losses recognized in Cost of revenue, or Other expense, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during fiscal year 2019.
The table below provides information as of July 3, 2020 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai Baht	$199	$31.67	$4
Singapore Dollar	243	$1.39	(2)
Chinese Renminbi	106	$7.17	1
British Pound Sterling	84	$0.81	—
Total	$632		$3
___________________________________________________________________________________
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
Changes in our corporate issuer credit ratings have minimal impact on our near term financial results, but downgrades may negatively impact our future ability to raise capital, our ability to execute transactions with various counterparties and may increase the cost of such capital.
We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). The SDCP is a successor plan to the prior Seagate Deferred Compensation Plans, as amended from time to time, under which no additional deferrals may be made after December 31, 2014. In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on the LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liabilities due to changes in the value of the investment options made by employees. See “Item 8. Financial Statements and Supplementary Data—Note 8. Derivative Financial Instruments” of this Report on Form 10-K.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Fiscal Years Ended
	July 3, 2020	June 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,722	$2,220
Accounts receivable, net	1,115	989
Inventories	1,142	970
Other current assets	135	184
Total current assets	4,114	4,363
Property, equipment and leasehold improvements, net	2,129	1,869
Goodwill	1,237	1,237
Other intangible assets, net	58	111
Deferred income taxes	1,120	1,114
Other assets, net	272	191
Total Assets	$8,930	$8,885
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,808	$1,420
Accrued employee compensation	224	169
Accrued warranty	69	91
Current portion of long-term debt	19	—
Accrued expenses	602	552
Total current liabilities	2,722	2,232
Long-term accrued warranty	82	104
Long-term accrued income taxes	2	4
Other non-current liabilities	181	130
Long-term debt, less current portion	4,156	4,253
Total Liabilities	7,143	6,723
Commitments and contingencies (See Notes 14 and 15)
Shareholders’ Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 256,718,840 issued and outstanding at July 3, 2020 and 269,097,971 issued and outstanding at June 28, 2019	—	—
Additional paid-in capital	6,757	6,545
Accumulated other comprehensive loss	(66)	(34)
Accumulated deficit	(4,904)	(4,349)
Total Shareholders’ Equity	1,787	2,162
Total Liabilities and Shareholders’ Equity	$8,930	$8,885
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Revenue	$10,509	$10,390	$11,184

Cost of revenue	7,667	7,458	7,820
Product development	973	991	1,026
Marketing and administrative	473	453	562
Amortization of intangibles	14	23	53
Restructuring and other, net	82	(22)	89
Total operating expenses	9,209	8,903	9,550

Income from operations	1,300	1,487	1,634

Interest income	20	84	38
Interest expense	(201)	(224)	(236)
Other, net	(87)	25	(18)
Other expense, net	(268)	(115)	(216)

Income before income taxes	1,032	1,372	1,418
Provision (benefit) for income taxes	28	(640)	236
Net income	$1,004	$2,012	$1,182

Net income per share:
Basic	$3.83	$7.13	$4.10
Diluted	3.79	7.06	4.05
Number of shares used in per share calculations:
Basic	262	282	288
Diluted	265	285	292
Cash dividends declared per ordinary share	$2.58	$2.52	$2.52
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Net income	$1,004	$2,012	$1,182
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on cash flow hedges:
Net unrealized (losses) gains arising during the period	(27)	—	—
Losses (gains) reclassified into earnings	3	—	—
Net change	(24)	—	—
Change in unrealized components of post-retirement plans:
Net unrealized (losses) gains arising during the period	(7)	(16)	1
Losses (gains) reclassified into earnings	1	—	—
Net change	(6)	(16)	1
Foreign currency translation adjustments	(2)	(2)	—
Total other comprehensive (loss) income, net of tax	(32)	(18)	1
Comprehensive income	$972	$1,994	$1,183
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 3, 2020	June 28, 2019	June 29, 2018
OPERATING ACTIVITIES
Net income	$1,004	$2,012	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	541	598
Share-based compensation	109	99	112
Loss on redemption and repurchase of debt	58	—	3
Deferred income taxes	(6)	(690)	193
Other non-cash operating activities, net	52	(97)	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	(127)	204	16
Inventories	(166)	80	(71)
Accounts payable	394	(268)	65
Accrued employee compensation	55	(84)	16
Accrued expenses, income taxes and warranty	(39)	(81)	(46)
Other assets and liabilities	1	45	59
Net cash provided by operating activities	1,714	1,761	2,113
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(585)	(602)	(366)
Proceeds from the sale of assets	1	144	71
Proceeds from settlement of foreign currency forward exchange contracts	—	29	—
Purchase of debt security	—	—	(1,279)
Proceeds from redemption of debt security	—	1,283	—
Purchases of investments	(58)	(18)	(6)
Proceeds from sale of strategic investments	7	10	—
Other investing activities, net	—	—	(8)
Net cash (used in) provided by investing activities	(635)	846	(1,588)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,137)	(819)	(214)
Dividends to shareholders	(673)	(713)	(726)
Repurchases of ordinary shares	(850)	(963)	(361)
Taxes paid related to net share settlement of equity awards	(40)	(31)	(23)
Net proceeds from issuance of long-term debt	994	245	—
Proceeds from issuance of ordinary shares under employee stock plans	103	69	113
Other financing activities, net	(2)	—	—
Net cash used in financing activities	(1,605)	(2,212)	(1,211)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(527)	394	(686)
Cash, cash equivalents and restricted cash at the beginning of the year	2,251	1,857	2,543
Cash, cash equivalents and restricted cash at the end of the year	$1,724	$2,251	$1,857
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$226	$223	$237
Cash (received) paid for income taxes, net of refunds	$(51)	$39	$43
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For Fiscal Years Ended July 3, 2020, June 28, 2019 and June 29, 2018
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at, June 30, 2017	292	$—	$6,152	$(17)	$(4,771)	$1,364
Net income					1,182	1,182
Other comprehensive income				1		1
Issuance of ordinary shares under employee stock plans	6		113			113
Repurchases of ordinary shares	(10)				(361)	(361)
Tax withholding related to vesting of restricted share units	(1)				(23)	(23)
Dividends to shareholders					(723)	(723)
Share-based compensation			112			112
Balance at, June 29, 2018	287	—	6,377	(16)	(4,696)	1,665
Cumulative effect of adoption of new revenue standard					34	34
Net income					2,012	2,012
Other comprehensive loss				(18)		(18)
Issuance of ordinary shares under employee stock plans	4		69			69
Repurchases of ordinary shares	(21)				(966)	(966)
Tax withholding related to vesting of restricted share units	(1)				(31)	(31)
Dividends to shareholders					(702)	(702)
Share-based compensation			99			99
Balance at, June 28, 2019	269	—	6,545	(34)	(4,349)	2,162
Impact of adoption of new lease standard (Note 1)					(2)	(2)
Net income					1,004	1,004
Other comprehensive loss				(32)		(32)
Issuance of ordinary shares under employee stock plans	6		103			103
Repurchases of ordinary shares	(17)				(847)	(847)
Tax withholding related to vesting of restricted share units	(1)				(40)	(40)
Dividends to shareholders					(670)	(670)
Share-based compensation			109			109
Balance at, July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
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
Basis of Presentation and Consolidation
The Company’s consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.
The preparation of financial statements in accordance with the United States (“U.S.”) generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. These estimates and assumptions include the impact of the COVID-19 pandemic. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2020 was comprised of 53 weeks and ended on July 3, 2020. Fiscal years 2019 and 2018 were comprised of 52 weeks and ended on June 28, 2019 and June 29, 2018, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.
Summary of Significant Accounting Policies
Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s highly liquid investments are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive loss, which is a component of Shareholders’ Equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Other cash equivalents are carried at cost, which approximates fair value.
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

Goodwill. The Company performs a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.
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
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain manufacturing equipment at its manufacturing facilities were longer than the estimated useful lives used for depreciation purposes in the Company’s consolidated financial statements. As a result, effective June 29, 2019, the Company changed its estimate of the useful lives of its manufacturing equipment from a range of three to five years to a range of three to seven years. The effect of this change in estimate increased the net income by $134 million for the fiscal year ended July 3, 2020 and increased the diluted earnings per share by $0.51 for the fiscal year ended July 3, 2020.
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
Leases. Effective June 29, 2019, the Company adopted a new accounting policy for leases in accordance with Accounting Standard Codification (“ASC”) 842, Leases, using the modified retrospective approach. Accordingly, the Company applied the new lease accounting standard prospectively to leases existing or commencing on or after June 29, 2019. The Company elected to apply the practical expedients which allow for not reassessing whether existing contracts contain leases, the classification of existing leases and whether the existing initial direct costs meet the new definition. In addition, the Company elected to combine lease and non-lease components for facility leases and to not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less on the balance sheet.
The Company determines if an arrangement is a lease or contains a lease at inception. ROU assets are included in Other assets, net and lease liabilities are included in Accrued expenses and Other non-current liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease.
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

The Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments not dependent on an index or a rate primarily consist of common area maintenance charges, are expensed as incurred, and are not included in the ROU asset and lease liability calculation. The total operating and variable lease costs were included in operating expenses in the Company’s Consolidated Statements of Operations.
Payment-in-Kind (“PIK”) Income. The Company had a debt investment in non-convertible preferred stock of Toshiba Memory Holdings Corporation (“TMHC”), now known as Kioxia, that was fully redeemed by TMHC in June 2019. Transaction costs incurred by the Company to acquire this investment were capitalized and amortized as a reduction of interest income on the Consolidated Statements of Operations over the respective term of the investment. The investment contained a PIK income provision, which represented contractual interest that was due upon redemption, and was accrued and recorded as Interest income each reporting period and added to the carrying value of the Investment in debt security.
Derivative Financial Instruments. The Company records all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company continues to exclude the change in forward points from the assessment of hedge effectiveness and recognizes the excluded component in Other, net in the Consolidated Statements of Operations. Foreign currency forward exchange contracts not designated as hedge instruments are used to economically hedge the foreign currency exposure on forecasted expenditures in currencies other than U.S. dollar. The Company recognizes the unrealized gains and losses due to the changes in the fair value of these contracts, as well as the related costs in Other, net in the Consolidated Statements of Operations.
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
Revenue Recognition and Sales Incentive Programs. Effective June 30, 2018, the Company adopted a new revenue recognition policy in accordance with ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition approach. Prior to fiscal year 2019, the revenue recognition policy was in accordance with ASC 605, Revenue Recognition. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.
Revenue from sales of products is generally recognized upon transfer of control to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products, net of sales taxes. This typically occurs upon shipment from the Company. When applicable, the Company includes shipping charges billed to customers in Revenue and includes the related shipping costs in Cost of revenue on the Company's Consolidated Statements of Operations.
The Company records estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from the Company or other agreed upon rebate programs. For the distribution and retail channel, these programs typically involve estimating the most likely amount of rebates related to a customer’s level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Marketing development program costs are accrued and recorded as a reduction to revenue at the same time that the related revenue is recognized.
The Company expenses sales commissions as incurred because the amortization period would have been one year or less. These costs are recorded as Marketing and administrative on the Company’s Consolidated Statements of Operations.
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
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $19 million, $22 million and $28 million in fiscal years 2020, 2019 and 2018, respectively.

Share-Based Compensation. The Company has elected to apply the with-and-without method to assess the realization of related excess tax benefits. The Company also elected to continue to account for share-based compensation expense net of estimated forfeitures. Refer to Note 11. Compensation for details.
Accounting for Income Taxes. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company’s uncertain tax positions by various taxing authorities. If estimates of these tax liabilities are greater or less than actual results, an additional tax provision or benefit will result. The deferred tax assets the Company records each period depend primarily on the Company’s ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for, and the amount of, a valuation allowance may also change.
Financial Instruments Remeasurement. The Company’s equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative method as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as Other, net in the Company's Consolidated Statements of Operations.
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
Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Arrow Electronics Inc. and Dell Inc. each accounted for more than 10% of the Company’s accounts receivable as of July 3, 2020 and Dell Inc. accounted for more than 10% of the Company’s accounts receivable as of June 28, 2019.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and foreign currency forward exchange contracts. The Company mitigates concentrations of credit risk in its financial instruments through diversification, by investing in highly-rated securities and/or major multinational companies.
In entering into foreign currency forward exchange contracts, the Company assumes the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial and investment banks, and the Company has not incurred and does not expect any losses as a result of counterparty defaults.

Supplier Concentration. Certain of the raw materials, components and equipment used by the Company in the manufacture of its products are available from single-sourced direct and indirect vendors. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components or equipment at all or acceptable prices, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company may make prepayments to certain suppliers or enter into minimum volume commitment agreements. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 (ASC Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held to include future conditions in its estimate of expected credit losses. The Company is required to adopt this guidance in the first quarter of fiscal year 2021. The Company will adopt this ASU on July 4, 2020 and does not expect the adoption of the standard to have a material effect on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15 (ASC Subtopic 350-40), Intangibles—Goodwill and Other - Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company is required to adopt this guidance in the first quarter of fiscal year 2021. The Company will adopt this ASU on July 4, 2020 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases, and subsequently issued certain interpretive clarifications on this new guidance which amend a number of aspects of lease accounting, including requiring a lessee to recognize an ROU asset and corresponding lease liability for operating leases and enhanced disclosures. As of June 29, 2019, adoption of the standard resulted in the recognition of ROU assets and corresponding current and non-current lease liabilities of $115 million, $17 million and $57 million, respectively, on the Company’s Consolidated Balance Sheet, primarily relating to real estate operating leases. The adoption of this ASU did not have a material impact on the Company’s other consolidated financial statements. For information regarding the impact of ASC 842 adoption, see Summary of Significant Accounting Policies—Leases above and Note 6. Leases.
In February 2018, the FASB issued ASU 2018-02 (ASC Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act 2017 (“Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. This ASU became effective and the Company adopted the guidance in the quarter ended October 4, 2019. The Company has elected not to reclassify the stranded amounts. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$495	$—	$495
Time deposits and certificates of deposit	56	—	56
Other debt securities	18	—	18
Total	$569	$—	$569

Included in Cash and cash equivalents			$549
Included in Other current assets			2
Included in Other assets, net			18
Total			$569
As of July 3, 2020, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of July 3, 2020, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of July 3, 2020.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities at July 3, 2020 by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$551	$551
Due in 1 to 5 years	10	10
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$569	$569
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2019:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$417	$—	$417
Time deposits and certificates of deposits	133	—	133
Other debt securities	7	—	7
Total	$557	$—	$557

Included in Cash and cash equivalents			$548
Included in Other current assets			2
Included in Other assets, net			7
Total			$557
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017
Cash and cash equivalents	$1,722	$2,220	$1,853	$2,539
Restricted cash included in Other current assets	2	31	4	4
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,724	$2,251	$1,857	$2,543
As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations
Accounts Receivable, net
The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	July 3, 2020	June 28, 2019
Accounts receivable	$1,120	$993
Allowances for doubtful accounts	(5)	(4)
Account receivable, net	$1,115	$989
Activity in the allowances for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (1)	Balance at End of Period
Fiscal year ended June 29, 2018	$5	—	(1)	$4
Fiscal year ended June 28, 2019	$4	—	—	$4
Fiscal year ended July 3, 2020	$4	1	—	$5
______________________________________________
(1) Uncollectible accounts written off, net of recoveries.

In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During fiscal year 2020, the Company sold trade receivables without recourse for cash proceeds of $89 million, of which $10 million remained subject to servicing by the Company as of July 3, 2020. The discounts on trade receivables sold were not material for fiscal year 2020.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	July 3, 2020	June 28, 2019
Raw materials and components	$451	$336
Work-in-process	313	217
Finished goods	378	417
Total inventories	$1,142	$970

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years (1)	July 3, 2020	June 28, 2019
Land and land improvements		$48	$48
Equipment	3 – 7	8,033	7,726
Buildings and leasehold improvements	Up to 30	1,848	1,795
Construction in progress		283	266
		10,212	9,835
Less: accumulated depreciation and amortization		(8,083)	(7,966)
Property, equipment and leasehold improvements, net		$2,129	$1,869
______________________________________________
(1) Effective June 29, 2019, the Company changed its estimate of the useful lives of its manufacturing equipment from a range of three to five years to a range of three to seven years. Please refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for more details.
Depreciation expense, which includes amortization of leasehold improvements, was $325 million, $464 million and $487 million for fiscal years 2020, 2019 and 2018, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2020, 2019 and 2018, the Company capitalized interest of $6 million, $3 million and $1 million, respectively.
In fiscal year 2020 the Company recognized a charge of $3 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Consolidated Statement of Operations. In fiscal year 2019, the Company did not have any material write-offs or accelerated depreciation of fixed assets. In fiscal year 2018, the Company recognized a charge of $7 million from the write-off and accelerated depreciation of certain fixed assets, of which $1 million, $4 million and $2 million was recorded to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statement of Operations.
Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	July 3, 2020	June 28, 2019
Dividends payable	$167	$170
Other accrued expenses	435	382
Total	$602	$552

Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 29, 2018	$—	$(4)	$(12)	$(16)
Other comprehensive loss before reclassifications	—	(16)	(2)	(18)
Amounts reclassified from AOCL	—	—	—	—
Other comprehensive loss	—	(16)	(2)	(18)
Balance at June 28, 2019	—	(20)	(14)	(34)
Other comprehensive loss before reclassifications	(27)	(7)	(2)	(36)
Amounts reclassified from AOCL	3	1	—	4
Other comprehensive loss	(24)	(6)	(2)	(32)
Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)

3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1,237 million as of July 3, 2020 and June 28, 2019. There were no additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2020, 2019 and 2018.
Other Intangible Assets
Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.
In fiscal years 2020, 2019 and 2018, amortization expense for other intangible assets was $53 million, $77 million and $111 million, respectively.
The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 3, 2020, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$199	$(179)	$20	1.5 years
Customer relationships	71	(48)	23	2.2 years
Trade name	2	(2)	—	0.2 years
Other intangible assets	19	(4)	15	2.9 years
Total amortizable other intangible assets	$291	$(233)	$58	2.1 years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 28, 2019 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$201	$(143)	$58	1.9 years
Customer relationships	71	(38)	33	3.3 years
Trade name	3	(2)	1	1.2 years
Other intangible assets	41	(22)	19	2.9 years
Total amortizable other intangible assets	$316	$(205)	$111	2.5 years
As of July 3, 2020, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2021	$28
2022	20
2023	10
2024	—
2025	—
Thereafter	—
Total	$58
4.Debt
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement (the “Credit Agreement”) on February 20, 2019, which was most recently amended on September 16, 2019. The Credit Agreement provides an up to $1.5 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and a term loan facility in an aggregate principal amount of $500 million (“Term Loan”). The Revolving Credit Facility has a final maturity of February 20, 2024 and the Term Loan has a final maturity date of September 16, 2025. The loans made under the Revolving Credit Facility and Term Loan will bear interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus a variable margin for each facility that will be determined based on the corporate credit rating of the Company. STX and certain of its material subsidiaries fully and unconditionally guarantee both the Revolving Credit Facility and Term Loan. The Revolving Credit Facility also allows such facility to increase by an additional $100 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million and (iii) the existing commitments under the facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the Revolving Credit Facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of such facility is also available for swing line loans.
On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the Term Loan and the proceeds were used to repurchase a portion of its outstanding senior notes. The Term Loan is repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with the remaining balance payable upon maturity.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of July 3, 2020 and expects to be in compliance for the next 12 months.
As of July 3, 2020, no borrowings were drawn and no letters of credit or swing line loans have been utilized under the Revolving Credit Facility.

Long-Term Debt
$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes. The obligations under the 2018 Notes were fully and unconditionally guaranteed on a senior unsecured basis by STX. The interest on the Notes was payable semi-annually on May 15 and November 15 of each year. During fiscal year 2018, $211 million aggregate principal amount of the 2018 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During fiscal year 2018, the Company recorded a loss on the repurchase of $4 million which is included in Other, net in the Company’s Consolidated Statements of Operations. On November 15, 2018, the 2018 Notes matured and the entire outstanding principal amount of $499 million was repaid, plus accrued and unpaid interest.
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $750 million in aggregate principal amount of 4.25% Senior Notes which will mature on March 1, 2022. The obligations under the 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by STX. The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before February 1, 2022, Seagate HDD Cayman may redeem some or all of the 2022 Notes at a “make whole” redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2022 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2022 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate (as defined in the relevant Indenture) plus 40 basis points, minus accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2022 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date. During fiscal year 2020, $521 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, $250 million and $248 million principal amount of which were repurchased pursuant to cash tender offers for certain senior notes on September 18, 2019 and June 18, 2020 (the “Tender Offers”), respectively. The Company recorded a loss of $29 million on repurchases during fiscal year 2020 which is included in Other, net in the Company’s Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). On May 22, 2013, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes, which will mature on June 1, 2023. The obligations under the 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis by STX. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. Seagate HDD Cayman may redeem the 2023 Notes in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the 2023 Notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. During fiscal year 2020, $395 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, $200 million and $178 million principal amount of which was repurchased pursuant to the Tender Offers on September 18, 2019 and June 18, 2020, respectively. During fiscal year 2019, $10 million aggregate principal amount of its 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss of $20 million for fiscal year 2020, which is included in Other, net in the Company’s Consolidated Statement of Operations. The loss recorded on the repurchases in fiscal year 2019 was immaterial.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.875% Senior Notes which will mature on March 1, 2024. The obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis by STX. The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before January 1, 2024, Seagate HDD Cayman may redeem some or all of the 2024 Notes at a “make-whole” redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2024 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 45 basis points, minus accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2024 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date.

$1 billion Aggregate Principal amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). On May 28, 2014, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which will mature on January 1, 2025. The obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. The interest on the 2025 Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days’ notice, Seagate HDD may redeem some or all of the 2025 Notes at a ‘‘make-whole’’ redemption price. The ‘‘make-whole’’ redemption price will be equal to the greater of (1) 100% of the principal amount of the 2025 Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2025 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. On September 18, 2019, $170 million principal amount of the 2025 Notes was repurchased at a premium pursuant to the Tender Offers. During fiscal year 2019, $55 million aggregate principal amount of the 2025 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. For fiscal years 2020 and 2019, the Company recorded a loss of $8 million and a gain of approximately $1 million on the repurchases respectively, which is included in Other, net in the Company’s Consolidated Statements of Operations. On June 18, 2020, Seagate HDD Cayman completed an exchange offer in which the principal amount of $271 million of the 2025 Notes was exchanged for the principal amount of $297 million of the 2029 Notes (as defined below). The exchange was accounted for as a debt modification with no gain or loss recognized.
$700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the “2027 Notes”). On May 14, 2015, Seagate HDD Cayman issued, in a private placement, $700 million in aggregate principal amount of 4.875% Senior Notes, which will mature on June 1, 2027. The obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. The interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2015. At any time before March 1, 2027, Seagate HDD Cayman may redeem some or all of the 2027 Notes at a “make-whole” redemption price. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2027 Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the 2027 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the 2027 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the 2027 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2027 Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2027, Seagate HDD Cayman may redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During fiscal year 2019, $6 million aggregate principal amount of the 2027 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. For fiscal year 2019, the Company recorded an immaterial gain on the repurchase, which is included in Other, net in the Company’s Consolidated Statements of Operations. On June 18, 2020, Seagate HDD Cayman completed an exchange offer in which the principal amount of $185 million of the 2027 Notes was exchanged for the principal amount of $203 million of the 2029 Notes (as defined below). The exchange was accounted for as a debt modification with no gain or loss recognized.
$500 million Aggregate Principal Amount of 4.091% Senior Notes due June, 2029 (the “2029 Notes”). On June 18, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.091% Senior Notes in connection with Seagate HDD Cayman’s exchange offers to certain eligible holders of Seagate HDD Cayman’s outstanding 2025 Notes and 2027 Notes (the “Exchange Offers”). The obligations under the 2029 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. The 2029 Notes will mature on June 1, 2029. Interest on the 2029 Notes will be payable in cash semiannually on June 1 and December 1 of each year, commencing on December 1, 2020. At any time before March 1, 2029, Seagate HDD Cayman may redeem any or all of the 2029 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the 2029 Notes redeemed, plus (2) the excess, if any, of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the 2029 Notes being redeemed (as if the 2029 Notes matured on the Notes Par Call Date, as defined below), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the 2029 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the 2029 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2029 Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2029 (the “Notes Par Call Date”), Seagate HDD Cayman may redeem some or all of the 2029 Notes at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

$500 million Aggregate Principal Amount of 4.125% Senior Notes due January, 2031 (the “2031 Notes”). On June 10, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.125% Senior Notes, which will mature on January 15, 2031. The obligations under the 2031 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. Interest on the Notes will be payable in cash semiannually on January 15 and July 15 of each year, commencing on January 15, 2021. At any time before October 15, 2030, Seagate HDD Cayman may redeem any or all of the Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the 2031 Notes redeemed, plus (2) the excess, if any, of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the 2031 Notes being redeemed (as if the 2031 Notes matured on the 2031 Notes Par Call Date, as defined below), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the 2031 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the 2031 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2031 Notes being redeemed to, but excluding, the redemption date. At any time on or after October 15, 2030 (the “2031 Notes Par Call Date”), Seagate HDD Cayman may redeem some or all of the 2031 Notes at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
$500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the “2034 Notes”). On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which will mature on December 1, 2034. The obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the 2034 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the 2034 Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the 2034 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the 2034 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the 2034 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2034 Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, Seagate HDD Cayman may redeem some or all of the 2034 Notes at a redemption price equal to 100% of the principal amount of the 2034 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
At July 3, 2020, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2021	$19
2022	254
2023	571
2024	525
2025	504
Thereafter	2,376
Total	$4,249
5.Income Taxes
Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
U.S.	$121	$275	$(29)
Non-U.S.	911	1,097	1,447
	$1,032	$1,372	$1,418

The provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State	—	—	5
Non-U.S.	36	45	38
Total Current	36	45	43
Deferred income tax (benefit) expense:
U.S. Federal	(16)	(690)	201
U.S. State	(2)	12	—
Non-U.S.	10	(7)	(8)
Total Deferred	(8)	(685)	193
Provision (benefit) for income taxes	$28	$(640)	$236
The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019
Deferred tax assets
Accrued warranty	$35	$46
Inventory carrying value adjustments	30	34
Receivable allowances	11	10
Accrued compensation and benefits	55	53
Depreciation	59	89
Restructuring accruals	9	4
Other accruals and deferred items	22	15
Net operating losses	735	743
Tax credit carryforwards	603	582
Other assets	7	7
Gross: Deferred tax assets	1,566	1,583
Less: Valuation allowance	(438)	(460)
Net: Deferred tax assets	1,128	1,123
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(16)	(16)
Acquisition-related items	(8)	(13)
Other liabilities	(5)	—
Net: Deferred tax liabilities	(29)	(29)
Total net deferred tax assets	$1,099	$1,094
At July 3, 2020, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-Irish taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-Irish taxable income.
The deferred tax asset valuation allowance decreased by $22 million in fiscal year 2020 primarily driven by the Company’s profitability outlook in the U.S.

At July 3, 2020, the Company had U.S. federal, U.S. state and non-U.S. tax net operating loss carryforwards of approximately $3.0 billion, $1.7 billion and $113 million, respectively, which will expire at various dates beginning in fiscal year 2021, if not utilized. Net operating loss carryforwards of approximately $6 million are scheduled to expire in fiscal year 2021. At July 3, 2020, the Company had U.S. federal and state tax credit carryforwards of $554 million and $148 million, respectively, which will expire at various dates beginning in fiscal year 2021 if not utilized.
As of July 3, 2020, approximately $371 million and $114 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.
For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Provision at statutory rate	$258	$343	$355
Permanent differences	(1)	3	(2)
Effect of U.S. corporate tax rate change	—	—	524
Valuation allowance	(16)	(742)	(297)
Earnings taxed at less than statutory rate	(193)	(234)	(317)
Research Credit	(27)	(38)	(25)
Tax expense related to intercompany transactions	—	23	—
Other individually immaterial items	7	5	(2)
Provision (benefit) for income taxes	$28	$(640)	$236
A substantial portion of the Company's operations in Malaysia, Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through 2025. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company's net income by approximately $206 million in fiscal year 2020 ($0.78 per share, diluted), to increase the Company's net income by approximately $194 million in fiscal year 2019 ($0.68 per share, diluted) and to increase the Company’s net income by approximately $269 million in fiscal year 2018 ($0.92 per share, diluted).
The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of July 3, 2020, was approximately $1.9 billion. If such amounts were remitted to Ireland as a dividend, it is likely that tax at 25%, or approximately $475 million would result.
As of July 3, 2020 and June 28, 2019, the Company had approximately $89 million and $83 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Balance of unrecognized tax benefits at the beginning of the year	$83	$60	$74
Gross increase for tax positions of prior years	—	22	2
Gross decrease for tax positions of prior years	(1)	(9)	(3)
Gross increase for tax positions of current year	8	16	7
Gross decrease for tax positions of current year	—	—	—
Settlements	(1)	—	—
Lapse of statutes of limitation	—	(6)	(20)
Non-U.S. exchange gain	—	—	—
Balance of unrecognized tax benefits at the end of the year	$89	$83	$60

It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2020, the Company recognized net income tax benefit for interest and penalties of less than $1 million, as compared to net tax benefit of $2 million during fiscal year 2019, and net tax benefit of $2 million during fiscal year 2018. As of July 3, 2020, the Company had less than $1 million of accrued interest and penalties related to unrecognized tax benefits compared to $1 million in fiscal year 2019.
During the 12 months beginning July 4, 2020, the Company expects that its unrecognized tax benefits could be reduced by less than $1 million as a result of the expiration of certain statutes of limitation.
The Company is required to file U.S. federal, U.S. state and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. federal income tax returns for years prior to fiscal year 2017. The Company is no longer subject to tax examination for years ending prior to fiscal year 2008 for U.S. state income tax returns and prior to fiscal year 2009 for non-U.S. income tax returns.
6.Leases
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
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

Fiscal Year Ended
(Dollars in millions)	July 3, 2020
Operating lease cost	$22
Variable lease cost	4
Total lease cost	$26

Operating cash outflows from operating leases	$18

July 3, 2020
Weighted-average remaining lease term	13.2 years
Weighted-average discount rate	6.53%

ROU assets and lease liabilities are included on the Company’s Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	July 3, 2020
ROU assets	Other assets, net	$103
Current lease liabilities	Accrued expenses	$14
Non-current lease liabilities	Other non-current liabilities	$49
At July 3, 2020, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
2021	$15
2022	15
2023	10
2024	5
Thereafter	103
Total lease payments	148
Less: imputed interest	(85)
Present value of lease liabilities	$63
Prior to fiscal year 2020, the Company recognized rent expense for operating leases under the legacy guidance ASC 840. Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $18 million and $22 million for fiscal years 2019 and 2018, respectively.
7.Restructuring and Exit Costs
During fiscal years 2020 and 2018, the Company recorded restructuring charges of $82 million and $89 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. During fiscal year 2019, the Company recorded a net gain of $22 million that included a gain from the sale of a certain property. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.
June 2020 Plan - On June 1, 2020, the Company committed to a restructuring plan (the “June 2020 Plan”) consistent with its long-term strategy to drive operational efficiencies, reduce its cost structure and invest in future opportunities. The June 2020 Plan included consolidating the Company’s Minnesota facilities into one location and reducing its headcount worldwide by approximately 500 employees. The June 2020 Plan is expected to be substantially completed during the first quarter of fiscal year 2021.
December 2017 Plan - On December 8, 2017, the Company committed to a restructuring plan (the “December 2017 Plan”) to reduce its cost structure. The December 2017 Plan included reducing the Company’s global headcount by approximately 500 employees. The December 2017 Plan was substantially completed during fiscal year 2018.
July 2017 Plan - On July 25, 2017, the Company committed to a restructuring plan (the “July 2017 Plan”) to reduce its cost structure. The July 2017 Plan included reducing the Company’s global headcount by approximately 600 employees. The July 2017 Plan was substantially completed during fiscal year 2018.

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for fiscal years 2020, 2019 and 2018:

	June 2020 Plan		December 2017 Plan		July 2017 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2017	$—	$—	$—	$—	$—	$—	$28	$15	$43
Restructuring charges	—	—	28	6	38	4	14	15	105
Cash payments	—	—	(21)	(2)	(37)	(3)	(33)	(19)	(115)
Adjustments	—	—	(2)	—	(1)	—	5	7	9
Accrual balances at June 29, 2018	—	—	5	4	—	1	14	18	42
Restructuring charges	—	—	—	3	—	—	41	10	54
Cash payments	—	—	(5)	(5)	—	—	(43)	(12)	(65)
Adjustments	—	—	—	(1)	—	(1)	1	—	(1)
Accrual balances at June 28, 2019	—	—	—	1	—	—	13	16	30
Lease adoption adjustment	—	—	—	—	—	—	—	(11)	(11)
Restructuring charges	56	2	—	—	—	—	26	2	86
Cash payments	(18)	—	—	(1)	—	—	(30)	(4)	(53)
Adjustments	—	—	—	—	—	—	(4)	—	(4)
Accrual balances at July 3, 2020	$38	$2	$—	$—	$—	$—	$5	$3	$48
Total costs incurred to date as of July 3, 2020	$56	$2	$26	$8	$37	$3	$192	$82	$406
Total expected costs to be incurred as of July 3, 2020	$—	$8	$—	$—	$—	$—	$—	$—	$8
Of the accrued restructuring balance of $48 million at July 3, 2020, $45 million is included in Accrued expenses and $3 million is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet.
During fiscal year 2019, the Company sold a certain property, which was previously classified as assets held for sale and recognized a gain of approximately $78 million. The Company also recorded an impairment charge of $3 million on its held for sale land and building during fiscal year 2019. The gain and impairment charge were included in Restructuring and other, net in the Company’s Consolidated Statements of Operations.
8.Derivative Financial Instruments
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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rates under the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $24 million as of July 3, 2020, and the amount of net unrealized loss on cash flow hedges was not material as of June 28, 2019. As of July 3, 2020, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included $3 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affects earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $3 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during fiscal year 2020. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2019 and 2018.
Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on forecasted expenditures denominated in currencies other than the U.S. dollar. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Consolidated Statements of Operations.
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of July 3, 2020 and June 28, 2019. All of the foreign currency forward exchange contracts mature within 12 months.

	As of July 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$157	$42
Singapore Dollar	187	56
Chinese Renminbi	81	25
British Pound Sterling	64	20
	$489	$143

	As of June 28, 2019
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$60	$40
Chinese Renminbi	79	20
British Pound Sterling	6	12
	$145	$72
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of July 3, 2020, the notional investments underlying the TRS amounted to $105 million. The contract term of the TRS is through January 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of July 3, 2020 and June 28, 2019:

	As of July 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Interest rate swap	Other current assets	—	Accrued expenses	(27)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	(2)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$6		$(29)

	As of June 28, 2019
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$1		$(1)
The following tables show the effect of the Company’s derivative instruments on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Operations for the fiscal year ended July 3, 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(2)
Total return swap	Operating expenses	2

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$2	Other expense, net	$(3)	Other expense, net	$(1)
Interest rate swap	(29)	Other expense, net	—	Other expense, net	—

The following table shows the effect of the Company’s derivative instruments on the Consolidated Statement of Operations for the fiscal year ended June 28, 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$20
Total return swap	Operating expenses	3
The amount of gain or loss recognized in the Consolidated Statement of Comprehensive Income on derivatives designated as cash flow hedges was not material for fiscal year 2019. The amount of gain or loss recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge ineffectiveness was not material for the fiscal year 2019.
9.Fair Value
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
Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or
Level 3 - Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2020:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$494	$—	$—	$494
Time deposits and certificates of deposit	—	55	—	55
Total cash equivalents	494	55	—	549
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	18	18
Derivative assets	—	6	—	6
Total assets	$495	$62	$18	$575
Liabilities:
Derivative liabilities	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$494	$55	$—	$549
Other current assets	1	7	—	8
Other assets, net	—	—	18	18
Total assets	$495	$62	$18	$575
Liabilities:
Accrued expenses	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2019:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$416	$—	$—	$416
Time deposits and certificates of deposit	—	132	—	132
Total cash equivalents	416	132	—	548
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	7	7
Derivative assets	—	1	—	1
Total assets	$417	$134	$7	$558
Liabilities:
Derivative liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$416	$132	$—	$548
Other current assets	1	2	—	3
Other assets, net	—	—	7	7
Total assets	$417	$134	$7	$558
Liabilities:
Accrued expense	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 3, 2020, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments primarily include cost basis investments representing those where the Company does not have the ability to exercise significant influence. These investments are included in Other assets, net in the Company's Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.
As of July 3, 2020 and June 28, 2019, the carrying value of the Company’s strategic investments was $135 million and $114 million, respectively. The Company’s strategic investments are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on the Company’s strategic investments during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For fiscal year 2020, the Company recorded downward adjustments of $18 million in order to write down the carrying amount of certain investments to their fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. For fiscal year 2019, there were no upward or downward adjustments on equity investments as a result of adoption of the measurement alternative. During fiscal year 2018, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $11 million in order to write down the carrying amount of the investments to its estimated fair value.
As of June 28, 2019, the Company had $23 million of held for sale land and building (collectively, the “properties”) included in Other current assets on its Consolidated Balance Sheets. In July 2019, the Company completed the sale of the properties. As of July 3, 2020, the Company had 0 held for sale land or buildings.
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

	July 3, 2020		June 28, 2019
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.250% Senior Notes due March 2022	$229	$237	$749	$763
4.750% Senior Notes due June 2023	546	576	941	973
4.875% Senior Notes due March 2024	498	541	498	514
4.750% Senior Notes due January 2025	479	517	920	929
4.875% Senior Notes due June 2027	504	549	689	688
4.091% Senior Notes due June 2029	456	523	—	—
4.125% Senior Notes due January 2031	499	524	—	—
5.750% Senior Notes due December 2034	489	543	489	482
LIBOR Based Term Loan due September 2025	500	490	—	—
	$4,200	$4,500	$4,286	$4,349
Less: debt issuance costs	(25)	—	(33)	—
Debt, net of debt issuance costs	$4,175	$4,500	$4,253	$4,349
Less: current portion of debt, net of debt issuance costs	(19)	(19)	—	—
Long-term debt, less current portion, net of debt issuance costs	$4,156	$4,481	$4,253	$4,349

10.Shareholders’ Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 256,718,840 shares were outstanding as of July 3, 2020, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 3, 2020.
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
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of July 3, 2020, $1.3 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2020, 2019 and 2018:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through June 30, 2017	341	$10,118
Repurchased in fiscal year 2018(1)	11	384
Cumulative repurchased through June 29, 2018	352	10,502
Repurchased in fiscal year 2019(1)	22	997
Cumulative repurchased through June 28, 2019	374	11,499
Repurchased in fiscal year 2020(1)	18	887
Cumulative repurchased through July 3, 2020	392	$12,386
___________________________________________________
(1) For fiscal years 2020, 2019 and 2018, includes net share settlements of $40 million, $31 million and $23 million for 1 million, 1 million and 1 million shares, respectively, in connection with tax withholding related to vesting of restricted share units.
11.Share-Based Compensation
Share-Based Compensation Plans
The Company’s share-based compensation plans have been established to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors and consultants through grants of share-based awards. The provisions of the Company's share-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company's competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

Seagate Technology plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of approximately 27.0 million ordinary shares, par value $0.00001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the “SCP”) as of the effective date of the EIP (which was equal to approximately 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the “Share Reserve”). On October 22, 2014, the shareholders authorized the issuance under the EIP of an additional 25.0 million ordinary shares, par value $0.00001 per share. On October 19, 2016, the shareholders authorized the issuance under the EIP of an additional 7.5 million ordinary shares, par value $0.00001 per share. On October 29, 2019, the shareholders authorized the issuance under the EIP of an additional 12.1 million ordinary shares, par value $0.00001 per share. Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share units (“RSUs”) or performance-based share units (“PSU”) (collectively, “Full-Value Share Awards”) will generally be counted, after October 29, 2019, against the Share Reserve as 2.25 shares for every one share granted. As of July 3, 2020, there were approximately 27.0 million ordinary shares available for issuance of Full-Value Share Awards under the EIP.
Dot Hill Systems 2009 Equity Incentive Plan (the “DHEIP”). Seagate Technology plc acquired the Dot Hill Systems 2009 Equity Incentive Plan effective October 6, 2015. The Company assumed the remaining authorized but unused share reserve of approximately 2.0 million shares, based on the conversion ratio, from the DHEIP on the acquisition date. Effective April 24, 2019, the Company terminated the DHEIP and thus, no further grants will be made under the DHEIP. Outstanding awards granted under the DHEIP will remain subject to the terms of the DHEIP.
Seagate Technology plc Employee Stock Purchase Plan (the “ESPP”). There are 60.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of July 3, 2020, there were approximately 9.9 million ordinary shares available for issuance under the ESPP.
Equity Awards
RSUs generally vest over a period of four years, with cliff vesting of a portion of each award occurring annually, subject to continuous employment with the Company through the vesting date. Options generally vest as follows: 25% of the options will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months. Options granted under the EIP and SCP have an exercise price equal to the fair market value of the Company’s ordinary shares on the grant date. Fair market value is defined as the closing price of the Company's ordinary shares on NASDAQ on the grant date.
The Company granted PSUs to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors. A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2020, 2019 and 2018, the Company granted 0.3 million, 0.4 million and 0.4 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.
The Company also granted 0.1 million, 0.1 million and 0.2 million PSUs during fiscal years 2020, 2019 and 2018, respectively, to its senior executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (“AEPS”). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the AEPS goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

Determining Fair Value of Seagate Technology Share Plans
Valuation and amortization method - The Company estimates the fair value of granted share options, RSUs and PSUs subject to an AEPS condition granted using the Black-Scholes-Merton valuation model and a single share award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.
Expected Term - Expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.
Expected Volatility - The Company uses a combination of the implied volatility of its traded options and historical volatility of its share price.
Expected Dividend - The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. Also, because the expected dividend yield should reflect marketplace participants’ expectations, the Company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to or otherwise are anticipated by marketplace participants.
Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's share-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

The fair value of the Company’s shares related to options and RSUs granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2020, 2019 and 2018 were estimated using the following assumptions:

	Fiscal Years
	2020	2019	2018
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	39%	39 - 40%	38 - 42%
Weighted-average volatility	39%	39%	40%
Expected dividend rate	4.2%	4.6 - 5.0%	3.8 - 7.4%
Weighted-average expected dividend rate	4.2%	4.7%	6.8%
Risk-free interest rate	1.4%	2.5 - 2.8%	1.5 - 2.7%
Weighted-average fair value	$12.41	$11.49	$6.56
RSUs
Expected term (in years)	1 - 2.5	1 - 2.5	1 - 2.5
Expected dividend rate	3.9 - 5.8%	4.1 - 6.4%	3.5 - 7.4%
Weighted-average expected dividend rate	4.25%	4.68%	7.11%
Weighted-average fair value	$49.49	$44.37	$26.69
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	32 - 35%	34 - 42%	37 - 38%
Weighted-average volatility	33%	38%	37%
Expected dividend rate	4.3 - 5.4%	4.8 - 5.6%	4.6 - 7.6%
Weighted-average expected dividend rate	4.9%	5.2%	6.5%
Risk-free interest rate	1.6 - 2.0%	2.2 - 2.4%	1.1 - 1.6%
Weighted-average fair value	$12.23	$12.18	$10.10
PSUs subject to TSR/ROIC conditions
Expected term (in years)	3.0	3.0	3.0
Volatility	37%	46%	45%
Weighted-average volatility	37%	46%	45%
Expected dividend rate	4.6%	5.0%	8.1%
Weighted-average expected dividend rate	4.6%	5.0%	8.1%
Risk-free interest rate	1.5%	2.8%	1.4%
Weighted-average fair value	$52.39	$46.38	$25.90
PSUs subject to an AEPS condition
Expected term (in years)	1 - 2.5	1 - 2.5	1 - 2.5
Expected dividend rate	4.2%	4.6 - 5.0%	5.8 - 7.2%
Weighted-average expected dividend rate	4.2%	4.7%	7.0%
Weighted-average fair value	$49.27	$43.92	$27.10
Share-Based Compensation Expense
The Company recorded $109 million, $99 million and $112 million of share-based compensation during fiscal years 2020, 2019 and 2018, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards.

Share Option Activity
The Company issues new ordinary shares upon exercise of share options. The following is a summary of option activities:

Options	Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at June 28, 2019	3.5	$41.04	4.2	$29
Granted	0.2	$54.78
Exercised	(1.2)	$37.30
Forfeitures	(0.1)	$37.73
Expirations	—	$—
Outstanding at July 3, 2020	2.4	$44.18	3.7	$15
Vested and expected to vest at July 3, 2020	2.4	$44.14	3.7	$15
Exercisable at July 3, 2020	1.6	$44.05	3.0	$11
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at July 3, 2020. During fiscal years 2020, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s share option plans was $22 million, $5 million and $34 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2020, 2019 and 2018 was approximately $6 million, $9 million and $12 million, respectively.
At July 3, 2020, the total compensation cost related to options granted to employees but not yet recognized was approximately $7 million, net of an immaterial amount of estimated forfeitures. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.
Unvested Awards Activity
The following is a summary of unvested award activities which do not contain a performance condition:

Unvested Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at June 28, 2019	5.4	$36.01
Granted	2.2	$49.49
Forfeitures	(0.8)	$39.86
Vested	(2.0)	$35.33
Unvested at July 3, 2020	4.8	$41.77
At July 3, 2020, the total compensation cost related to unvested awards granted to employees but not yet recognized was approximately $134 million, net of estimated forfeitures of approximately $18 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of unvested awards vested during fiscal years 2020, 2019 and 2018 were approximately $71 million, $57 million and $76 million, respectively.

Performance Awards
The following is a summary of unvested award activities which contain a performance condition:

Performance Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Performance units at June 28, 2019	1.0	$43.81
Granted	0.5	$44.75
Forfeitures	(0.1)	$38.39
Vested	(0.5)	$33.20
Performance units at July 3, 2020	0.9	$42.77
At July 3, 2020, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $16 million, net of estimated forfeitures of approximately $2 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.9 years. The aggregate fair value of performance awards vested during fiscal years 2020, 2019 and 2018 were approximately $12 million, $12 million and $11 million, respectively.
ESPP
During fiscal years 2020, 2019 and 2018, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $19 million, $10 million and $31 million, respectively. At July 3, 2020, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2020, the Company issued 1.5 million ordinary shares with a weighted-average exercise price of $38.90 per share.
Tax-Deferred Savings Plan
The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "401(k) plan"), for the benefit of qualified employees. The 401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $6,000 per participating employee. During fiscal years 2020, 2019 and 2018, the Company made matching contributions of $15 million, $16 million and $16 million, respectively.
Deferred Compensation Plan
The Company has adopted the SDCP for the benefit of eligible employees. The plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan, and to permit employee deferrals in excess of certain tax limits. During fiscal year 2014, the Company entered into a TRS in order to manage the equity market risks associated with the SDCP liabilities. See Note 8. Derivative Financial Instruments contained in this report for additional information about the TRS.

12.Guarantees
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. As of July 3, 2020, the Company’s reserve for product warranty was $151 million compared to $195 million as of June 28, 2019. This decrease of $44 million was primarily driven by a continued decline in cost to repair and a decrease in the Company’s warranty return rate as compared to prior year.
Changes in the Company’s product warranty liability during the fiscal years ended July 3, 2020, June 28, 2019 and June 29, 2018 were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Balance, beginning of period	$195	$237	$233
Warranties issued	86	112	147
Repairs and replacements	(85)	(99)	(106)
Changes in liability for pre-existing warranties, including expirations	(45)	(55)	(37)
Balance, end of period	$151	$195	$237

13.Earnings Per Share
Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested RSUs and PSUs and shares to be purchased under the ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	Fiscal Years Ended
(In millions, except per share data)	July 3, 2020	June 28, 2019	June 29, 2018
Numerator:
Net income	$1,004	$2,012	$1,182
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	262	282	288
Weighted-average effect of dilutive securities:
Employee equity award plans	3	3	4
Total shares for purposes of calculating diluted net income per share	265	285	292
Net income per share
Basic	$3.83	$7.13	$4.10
Diluted	3.79	7.06	4.05
The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	July 3, 2020	June 28, 2019	June 29, 2018
Employee equity award plans	—	—	1
14.Legal, Environmental and Other Contingencies
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
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial is scheduled to begin on November 30, 2020. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.
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
15.Commitments
Unconditional Long-Term Purchase Obligations. As of July 3, 2020, the Company had unconditional long-term purchase obligations of approximately $163 million, primarily related to purchases of minimum quarterly amounts of inventory components at fixed contractual prices. The Company expects the commitment to total $33 million, $35 million, $32 million and $63 million for fiscal years 2022, 2023, 2024, and 2025, respectively with no remaining commitment thereafter.
Unconditional Long-term Capital Expenditures. As of July 3, 2020, the Company had $52 million unconditional long-term commitment primarily related to purchases of equipment.
16.Business Segment and Geographic Information
The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one reporting segment.
In fiscal years 2020, 2019 and 2018, no customer accounted for more than 10% of consolidated revenue.
The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Revenue from external customers (1):
Singapore	$5,032	$5,085	$5,445
United States	3,583	3,310	3,719
The Netherlands	1,572	1,630	1,598
Other	322	365	422
Consolidated	$10,509	$10,390	$11,184
Long-lived assets:
Thailand	$681	$558	$426
Singapore	601	556	600
United States	567	523	565
Other	376	286	257
Consolidated	$2,225	$1,923	$1,848
___________________________________
(1) Revenue is attributed to countries based on the bill from location.

17.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	June 29, 2018
Revenues by Channel
OEMs	$7,504	$7,261	$7,863
Distributors	1,738	1,780	1,906
Retailers	1,267	1,349	1,415
Total	$10,509	$10,390	$11,184
Revenues by Geography(1)
Asia Pacific	$5,060	$5,115	$5,482
Americas	3,583	3,310	3,719
EMEA	1,866	1,965	1,983
Total	$10,509	$10,390	$11,184
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
18.Subsequent Events
Dividend Declared
On July 22, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share, which will be payable on October 7, 2020 to shareholders of record as of the close of business on September 23, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology public limited company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) (the Company) as of July 3, 2020 and June 28, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended July 3, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 3, 2020 and June 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 3, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 7, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition—Sales incentive program rebates and discounts

Description of the Matter	The Company sells its products to original equipment manufacturers, distributors and retailers (collectively, “customers”). As explained in Note 1 to the consolidated financial statements, the Company reduces revenue for estimated future reductions to the final selling prices for shipped products including sales incentive programs, such as price protection and volume incentives.

Auditing management’s estimates of future reductions to the final selling prices is complex as it requires management to make subjective assumptions including the amount of price adjustments on products as well as the timing of its channel sales of products through to end customers.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the completeness of sales incentive programs, the accuracy and completeness of the underlying data used in the calculations and management’s assumptions of the amount of future reductions to the final selling prices as well as the timing of its channel sales of products through to end customers.

To test the estimated sales incentive programs, our audit procedures included, among others, testing the completeness of sales incentive programs as well as the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves related to remaining channel inventory. To test the completeness of the sales incentive programs, we inspected significant new sales contracts and agreements that include the contractual rights to discounts and rebates to validate they are being properly considered in the incentives reserve calculations and examined credit memos issued after year end. We also directly confirmed terms and conditions of agreements with a sample of the Company’s customers as well as inquired of sales representatives and other members of management to assess whether all contractual terms were provided to the Finance Department. To test the underlying data used in the sales incentive program reserve calculations, we confirmed ending on hand inventory at a sample of distributors and retailers. To test management’s assumptions of the amount of future reductions to the final selling prices as well as the timing of its distributors’ sales of products through to end customers we inquired with operations management and compared estimates with industry and analysts’ forecasts. In addition, we performed a retrospective review comparing prior period assumptions to the actual results in subsequent periods and performed sensitivity analyses to evaluate the potential effect of changes in the Company's significant assumptions.

Realizability of deferred income taxes

Description of the Matter	At July 3, 2020, the Company had gross deferred tax assets of $1,566 million, partially offset by a valuation allowance of $438 million. As discussed in Note 5 to the consolidated financial statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

Auditing the realizability of the deferred tax assets was complex as the assessment process includes forecasting future sources of taxable income and scheduling the use of the applicable deferred tax assets which includes subjective management assumptions, and the amounts involved are material to the financial statements as a whole.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s determination of sources and amount of future taxable income including income from operations and scheduling of the future reversal of existing taxable temporary differences.

Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company. In addition, we tested the Company’s scheduling of the reversal of existing temporary taxable differences.

Accrual for product warranties

Description of the Matter	At July 3, 2020, the Company’s accrual for product warranties was $151 million. As disclosed in Note 12 to the consolidated financial statements, the Company issues various types of product warranties under which the performance of products delivered is generally guaranteed for a specified contractual period.

Auditing the Company’s product warranty accrual was complex as the calculation of the accrual for product warranties is based on estimates of product failure rates and changes in the estimates can materially affect the accrual recorded in the consolidated financial statements.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for recording product warranties, including controls over management’s review of the estimated failure rates, estimated return rates, and completeness and accuracy of the underlying data used in the calculation.

To test the Company’s accrual for product warranties, our audit procedures included, among other procedures, evaluating the reasonableness of the estimated failure rate and estimated return rates and testing the accuracy and completeness of the underlying data used in the calculations. We also performed retrospective reviews of the actual rates to the estimated product failure rates used by the Company and performed sensitivity analyses to evaluate the impact of changes to the warranty accrual based on changes in product failure rates. This included testing, on a sample basis, the historical product return and current period shipments data used in the warranty accrual calculation, and benchmarking to peer company data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1980.
San Jose, California
August 7, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Seagate Technology public limited company

Opinion on Internal Control Over Financial Reporting

We have audited Seagate Technology public limited company (plc)’s internal control over financial reporting as of July 3, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology public limited company (plc) (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 3, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 3, 2020 and June 28, 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended July 3, 2020 and the related notes and our report dated August 7, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 7, 2020

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
For quarterly financial data see "Part II, Item 6. Selected Financial Data."
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 3, 2020.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 3, 2020. The effectiveness of our internal control over financial reporting as of July 3, 2020 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2020. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
ITEM 9B.OTHER INFORMATION
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance” and “Delinquent Section 16(A) Beneficial Ownership Reports,” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K are hereby incorporated by reference in this section. In addition, the information set forth in Part I of this report under "Item 1. Business—Executive Officers" is also incorporated by reference in this section.
We have adopted a Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer or controller or persons performing similar functions. This Code of Ethics is available on our Website. The Internet address for our Website is www.seagate.com, and the Code of Ethics may be found from our main Web page by clicking first on “Investors,” next on “Governance” and then on “Code of Ethics.”
We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our Website in the location specified above for the Code of Ethics.
ITEM 11.EXECUTIVE COMPENSATION
The information regarding executive compensation required by this Item 11 set forth in the section entitled "Compensation of Named Executive Officers" in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accountant fees and services required by this Item 14 set forth in the section entitled "Fees to Independent Auditors" in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV
ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology plc and Report of Independent Registered Public Accounting Firm are included in Item 8:
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is included in the Financial Statements or in the notes thereto.

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1
Scheme of Arrangement among Seagate Technology, Seagate Technology plc and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)
		DEF 14A	001-31560	Annex A	3/5/2010
3.1	Constitution of Seagate Technology Public Limited Company as amended and restated by Special Resolution dated October 19, 2016	8-K	001-31560	3.1	10/24/2016
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	8/20/2010
4.1	Description of Securities	10-K	001-31560	4.1	8/2/2019
4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.1	8/20/2010
4.3	Indenture for the 2023 Notes dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/22/2013
4.4	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.1	5/22/2013
4.5	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
4.6	Indenture for the 2025 Notes dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/28/2014
4.7	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014
4.8	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
4.9	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014
4.10	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.1	12/2/2014
4.11	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.12	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	2/3/2017
4.13	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.1	2/3/2017
4.14	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.3	2/3/2017
4.15	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.3	2/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.16	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.5	2/3/2017
4.17	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	2/3/2017
4.18	Indenture for the 2027 Notes dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2015
4.19	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	5/14/2015
4.20	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015
4.21	Indenture for the 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/10/2020
4.22	Form of 4.125% Senior Note due 2031	8-K	001-31560	4.1	6/10/2020
4.23	Registration Rights Agreement dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/10/2020
4.24	Indenture for the 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.25	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.1	6/18/2020
4.26	Registration Rights Agreement dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
10.1+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	8/20/2010
10.2+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	8/20/2010
10.3+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	8/20/2010
10.4+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/4/2009
10.5+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement(includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010
10.6+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010
10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011
10.9+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.4	10/27/2017
10.10+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.4	1/26/2017
10.11+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.3	1/26/2017
10.12+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.2	1/26/2017
10.13+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017
10.14+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.1	10/18/2017
10.15+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology Public Limited Company	10-Q	001-31560	10.1	1/29/2016
10.16+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.16(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.16(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.16(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019
10.16(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.17+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.17(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.17(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.17(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.17(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.17(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.17(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.		Exhibit	Filing Date	Filed Herewith
10.18+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560		10.27	4/30/2012
10.18(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560		10.4	2/4/2019
10.18(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan						X
10.19+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560		10.28	5/5/2010
10.19(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560		10.5	2/4/2019
10.19(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan						X
10.20+	Seagate Technology plc Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560		10.1	11/4/2013
10.21+	Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560		10.1	8/8/2014
10.22+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 30, 2013	10-K	001-31560		10.46	8/8/2013
10.23+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560		10.20	2/10/2009
10.24	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	1	10.4(b)	5/6/2009
10.25	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560		10.2	7/6/2010
10.26	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560		10.3	10/27/2017
10.27+	Offer letter, dated July 25, 2017, by and between Seagate Technology and Steven J. Luczo	10-K	001-31560		10.52	8/3/2018
10.28+	Letter Agreement, dated November 1, 2018 by and between Seagate Technology plc and Steven Luczo	10-Q	001-31560		10.1	11/2/2018
10.29+	Offer Letter, dated December 3, 2018 by and between Seagate US LLC and Gianluca Romano	10-Q	001-31560		10.3	2/4/2019
10.30	Credit Agreement, dated as of February 20, 2019, by and among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, Bank of America, N.A., BNP Paribas Securities Corp. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	10-Q	001-35160		10.1	4/30/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.2	4/30/2019
10.32	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the subsidiaries party thereto, as Guarantors, party thereto, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.3	4/30/2019
10.33(a)	First Amendment, dated as of May 28, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.1	11/1/2019
10.33(b)	Second Amendment and Joinder Agreement, dated as of September 16, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.2	11/1/2019
10.34+	Amendment and Restated Seagate Technology plc Equity Incentive Plan amended and restarted as of October 29, 2019	8.K	001-31560	10.1	11/4/2019
10.35+	Revised Form of Executive Performance Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)					X
10.36+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)					X
10.37+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)					X
10.38+	Revised Form of Outside Directors Restricted Share Unit agreement for Seagate Technology plc pursuant to pursuant to the 2012 Equity Incentive Plan (for awards granted after August 2020)					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
___________________________________
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 7, 2020	(Dr. William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and Katherine E. Schuelke, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2020 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2020
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2020
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Chairperson of the Board	August 7, 2020
(Michael R. Cannon)
/s/ MARK W. ADAMS	Director	August 7, 2020
(Mark W. Adams)
/s/ JUDY BRUNER	Director	August 7, 2020
(Judy Bruner)
/s/ WILLIAM T. COLEMAN III	Director	August 7, 2020
(William T. Coleman III)
/s/ JAY L. GELDMACHER	Director	August 7, 2020
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 7, 2020
(Dylan Haggart)
/s/ STEPHEN J. LUCZO	Director	August 7, 2020
(Stephen J. Luczo)
/s/ STEPHANIE TILENIUS	Director	August 7, 2020
(Stephanie Tilenius)
/s/ EDWARD J. ZANDER	Director	August 7, 2020
(Edward J. Zander)