Form 10-Q
period 2020-10-02
Seagate Technology plc
filed 2020-10-29
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2020, 256,932,251 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 2, 2020	July 3, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,664	$1,722
Accounts receivable, net	866	1,115
Inventories	1,323	1,142
Other current assets	141	135
Total current assets	3,994	4,114
Property, equipment and leasehold improvements, net	2,167	2,129
Goodwill	1,237	1,237
Other intangible assets, net	45	58
Deferred income taxes	1,125	1,120
Other assets, net	294	272
Total Assets	$8,862	$8,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,795	$1,808
Accrued employee compensation	157	224
Accrued warranty	64	69
Current portion of long-term debt	25	19
Accrued expenses	603	602
Total current liabilities	2,644	2,722
Long-term accrued warranty	78	82
Other non-current liabilities	181	183
Long-term debt	4,138	4,156
Total Liabilities	7,041	7,143
Commitments and contingencies (See Notes 11 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,814	6,757
Accumulated other comprehensive loss	(46)	(66)
Accumulated deficit	(4,947)	(4,904)
Total Equity	1,821	1,787
Total Liabilities and Equity	$8,862	$8,930

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	October 2, 2020	October 4, 2019
Revenue	$2,314	$2,578

Cost of revenue	1,718	1,907
Product development	223	255
Marketing and administrative	118	122
Amortization of intangibles	3	4
Restructuring and other, net	1	17
Total operating expenses	2,063	2,305

Income from operations	251	273

Interest income	1	11
Interest expense	(50)	(55)
Other, net	19	(31)
Other expense, net	(30)	(75)

Income before income taxes	221	198
Benefit for income taxes	(2)	(2)
Net income	$223	$200

Net income per share:
Basic	$0.87	$0.75
Diluted	0.86	0.74
Number of shares used in per share calculations:
Basic	257	266
Diluted	259	270
Cash dividends declared per ordinary share	$0.65	$0.63

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended
	October 2, 2020	October 4, 2019
Net income	$223	$200
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on cash flow hedges:
Net unrealized gains (losses) arising during the period	4	(1)
Losses (gains) reclassified into earnings	—	—
Net change	4	(1)
Change in unrealized components of post-retirement plans:
Net unrealized (losses) gains arising during the period	—	—
Losses (gains) reclassified into earnings	1	—
Net change	1	—
Foreign currency translation adjustments	15	(5)
Total other comprehensive income (loss), net of tax	20	(6)
Comprehensive income	$243	$194

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	October 2, 2020	October 4, 2019
OPERATING ACTIVITIES
Net income	$223	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	92
Share-based compensation	28	26
Deferred income taxes	(18)	(12)
Other non-cash operating activities, net	(8)	44
Changes in operating assets and liabilities:
Accounts receivable, net	249	(77)
Inventories	(181)	(65)
Accounts payable	(24)	281
Accrued employee compensation	(67)	(20)
Accrued expenses, income taxes and warranty	(21)	(7)
Other assets and liabilities	17	(6)
Net cash provided by operating activities	297	456
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(111)	(147)
Proceeds from sale of investments	11	—
Purchases of investments	(4)	(4)
Net cash used in investing activities	(104)	(151)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(13)	(645)
Dividends to shareholders	(167)	(170)
Repurchases of ordinary shares	(68)	(450)
Taxes paid related to net share settlement of equity awards	(31)	(37)
Net proceeds from issuance of long-term debt	—	498
Proceeds from issuance of ordinary shares under employee share plans	29	39
Other financing activities, net	(1)	—
Net cash used in financing activities	(251)	(765)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(5)
Decrease in cash, cash equivalents and restricted cash	(58)	(465)
Cash, cash equivalents and restricted cash at the beginning of the period	1,724	2,251
Cash, cash equivalents and restricted cash at the end of the period	$1,666	$1,786

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended October 2, 2020 and October 4, 2019
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					223	223
Other comprehensive income				20		20
Issuance of ordinary shares under employee share plans	3		29			29
Repurchases of ordinary shares	(1)				(68)	(68)
Tax withholding related to vesting of restricted share units	(1)				(31)	(31)
Dividends to shareholders					(167)	(167)
Share-based compensation			28			28
Balance at October 2, 2020	258	$—	$6,814	$(46)	$(4,947)	$1,821

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adopting new lease standard					(2)	(2)
Net income					200	200
Other comprehensive loss				(6)		(6)
Issuance of ordinary shares under employee share plans	4		39			39
Repurchases of ordinary shares	(9)				(447)	(447)
Tax withholding related to vesting of restricted share units	(1)				(37)	(37)
Dividends to shareholders					(165)	(165)
Share-based compensation			26			26
Balance at October 4, 2019	263	$—	$6,610	$(40)	$(4,800)	$1,770

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
The Company’s HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage supports high capacity, low-cost per terabyte storage applications, including nearline, video and image applications and network-attached storage. Legacy markets include mission critical, desktop, notebook, consumer, digital video recorders and gaming applications. These markets were previously categorized as enterprise servers and storage systems, edge non-compute applications and edge compute applications. The Company’s HDD and SSD product portfolio includes Serial Advanced Technology Attachment, Serial Attached SCSI and Non-Volatile Memory Express based designs to support a wide variety of mass capacity and legacy applications.
The Company’s enterprise data solutions portfolio includes storage subsystems and mass capacity optimized private cloud storage solutions for enterprises and cloud and managed service providers. Engineered for modularity, mobility, mass capacity and performance, these solutions include the Company’s enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within legacy enterprise IT environments or build new on premises private storage clouds from the ground up in a secure, cost-effective manner.
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
The Company’s consolidated financial statements for the fiscal year ended July 3, 2020 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 7, 2020. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 3, 2020, and the notes thereto, are adequate to make the information presented not misleading.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three months ended October 2, 2020 consisted of 13 weeks and the three months ended October 4, 2019 consisted of 14 weeks. Fiscal year 2021, which ends on July 2, 2021, is comprised of 52 weeks and fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks. The fiscal quarters ended October 2, 2020, July 3, 2020 and October 4, 2019, are also referred to herein as the “September 2020 quarter”, the “June 2020 quarter” and the “September 2019 quarter”, respectively. The results of operations for the three months ended October 2, 2020 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending July 2, 2021.

Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2020, as filed with the SEC on August 7, 2020.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 (ASC Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held to include future conditions in its estimate of expected credit losses. The Company adopted this new accounting pronouncement in the September 2020 quarter. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15 (ASC Subtopic 350-40), Intangibles—Goodwill and Other - Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company adopted this new accounting pronouncement in the September 2020 quarter. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company is required to adopt this new accounting pronouncement in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.
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
2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of October 2, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$418	$—	$418
Time deposits and certificates of deposit	62	—	62
Other debt securities	18	—	18
Total	$498	$—	$498

Included in Cash and cash equivalents			$475
Included in Other current assets			5
Included in Other assets, net			18
Total			$498

As of October 2, 2020, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of October 2, 2020, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of October 2, 2020.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of October 2, 2020, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$480	$480
Due in 1 to 5 years	10	10
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$498	$498

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$495	$—	$495
Time deposits and certificates of deposit	56	—	56
Other debt securities	18	—	18
Total	$569	$—	$569

Included in Cash and cash equivalents			$549
Included in Other current assets			2
Included in Other assets, net			18
Total			$569

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
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	October 2, 2020	July 3, 2020	October 4, 2019	June 28, 2019
Cash and cash equivalents	$1,664	$1,722	$1,784	$2,220
Restricted cash included in Other current assets	2	2	2	31
Total cash, cash equivalents and restricted cash presented in the Statements of Cash Flows	$1,666	$1,724	$1,786	$2,251

As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.
Accounts Receivable, net
In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During the three months ended October 2, 2020, the Company sold trade receivables without recourse for cash proceeds of $148 million, all of which remained subject to servicing by the Company as of October 2, 2020. The discounts on receivables sold were not material for the three months ended October 2, 2020.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	October 2, 2020	July 3, 2020
Raw materials and components	$536	$451
Work-in-process	365	313
Finished goods	422	378
Total inventories	$1,323	$1,142
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	October 2, 2020	July 3, 2020
Property, equipment and leasehold improvements	$10,280	$10,212
Accumulated depreciation and amortization	(8,113)	(8,083)
Property, equipment and leasehold improvements, net	$2,167	$2,129

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	October 2, 2020	July 3, 2020
Dividends payable	$167	$167
Other accrued expenses	436	435
Total	$603	$602

Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income before reclassifications	4	—	—	4
Amounts reclassified from AOCL	—	1	15	16
Other comprehensive income	4	1	15	20
Balance at October 2, 2020	$(20)	$(25)	$(1)	$(46)

Balance at June 28, 2019	$—	$(20)	$(14)	$(34)
Other comprehensive loss before reclassifications	(1)	—	(5)	(6)
Amounts reclassified from AOCL	—	—	—	—
Other comprehensive loss	(1)	—	(5)	(6)
Balance at October 4, 2019	$(1)	$(20)	$(19)	$(40)

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
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of October 2, 2020 and expects to be in compliance for the next 12 months.
As of October 2, 2020, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the Revolving Credit Facility.

Other Long-Term Debt
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March, 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the three months ended October 2, 2020, $9 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During the three months ended October 4, 2019, $250 million aggregate principal amount was repurchased pursuant to cash tender offers for certain senior notes (“the Tender Offers”). The Company recorded an immaterial loss and a loss of $10 million, respectively, on repurchases during the three months ended October 2, 2020 and October 4, 2019, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June, 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the three months ended October 2, 2020, $5 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, of which $2 million remained unsettled as of October 2, 2020. During the three months ended October 4, 2019, $200 million aggregate principal amount was repurchased pursuant to the Tender Offers. The Company recorded a loss of $1 million and $10 million, respectively, on repurchases during the three months ended October 2, 2020 and October 4, 2019, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March, 2024 (the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January, 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the three months ended October 4, 2019, $170 million aggregate principal amount was repurchased pursuant to the Tender Offers. The Company recorded a loss of $8 million on repurchases during the three months ended October 4, 2019, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the “2027 Notes”). The interest on the Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 4.091% Senior Notes due June, 2029 (the “2029 Notes”). The interest on the Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2029 Notes is Seagate HDD Cayman, and the obligations under the 2029 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 4.125% Senior Notes due January, 2031 (the “2031 Notes”). The interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The issuer under the 2031 Notes is Seagate HDD Cayman, and the obligations under the 2031 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.

At October 2, 2020, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$19
2022	245
2023	566
2024	525
2025	504
Thereafter	2,376
Total	$4,235

4.Income Taxes
The Company’s income tax benefit of $2 million for the three months ended October 2, 2020 included approximately $10 million of net discrete tax benefit of which $4 million was associated with net excess tax benefits related to share-based compensation expense and $3 million was associated with the postponement of the previously enacted United Kingdom (“U.K.”) tax rate change in the September 2020 quarter.
The Company’s income tax provision recorded for the three months ended October 2, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the three months ended October 2, 2020, the Company had approximately $89 million of unrecognized tax benefits excluding interest and penalties, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning October 3, 2020, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
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
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	October 4, 2019
Operating lease cost	$3	$6
Variable lease cost	1	1
Total lease cost	$4	$7

Operating cash outflows from operating leases	$4	$4

	October 2, 2020	July 3, 2020
Weighted-average remaining lease term	13.1 years	13.2 years
Weighted-average discount rate	6.46%	6.53%

Right-of-use (“ROU”) assets and lease liabilities are included on the Company’s Condensed Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	October 2, 2020	July 3, 2020
ROU assets	Other assets, net	$103	$103
Current lease liabilities	Accrued expenses	$16	$14
Non-current lease liabilities	Other non-current liabilities	$49	$49

At October 2, 2020, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$12
2022	15
2023	10
2024	6
2025	4
Thereafter	103
Total lease payments	150
Less: imputed interest	(85)
Present value of lease liabilities	$65

6.Restructuring and Exit Costs
The Company recorded restructuring charges of $1 million for the three months ended October 2, 2020, and $17 million for the three months ended October 4, 2019. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
June 2020 Plan - On June 1, 2020, the Company committed to a restructuring plan (the “June 2020 Plan”) consistent with its long-term strategy to drive operational efficiencies, reduce its cost structure and invest in future opportunities. The June 2020 Plan included consolidating the Company’s Minnesota facilities into one location and reducing its headcount worldwide by approximately 500 employees. The June 2020 Plan was substantially completed during the September 2020 quarter.
The following tables summarize the Company’s restructuring activities under all of the Company’s restructuring plans:

	June 2020 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 3, 2020	$38	$2	$5	$3	$48
Restructuring charges	—	—	1	—	1
Cash payments	(35)	(1)	(3)	—	(39)
Adjustments	—	—	—	—	—
Accrual balances at October 2, 2020	$3	$1	$3	$3	$10
Total costs incurred to date as of October 2, 2020	$56	$2	$17	$28	$103
Total expected charges to be incurred as of October 2, 2020	$—	$7	$—	$—	$7

	Restructuring Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$13	$17	$30
Lease adoption adjustment	—	(11)	(11)
Restructuring charges	17	—	17
Cash payments	(13)	(1)	(14)
Adjustments	—	—	—
Accrual balances at October 4, 2019	$17	$5	$22

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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $21 million and $24 million as of October 2, 2020 and as of July 3, 2020, respectively. As of October 2, 2020, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included $2 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 2, 2020 and October 4, 2019.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of October 2, 2020 and July 3, 2020. All of the foreign currency forward exchange contracts mature within 12 months.

	As of October 2, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$175	$48
Thai Baht	130	41
Chinese Renminbi	66	23
British Pound Sterling	58	17
	$429	$129

	As of July 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$187	$56
Thai Baht	157	42
Chinese Renminbi	81	25
British Pound Sterling	64	20
	$489	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of October 2, 2020, the notional investments underlying the TRS amounted to $110 million. The contract term of the TRS is through January 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of October 2, 2020 and July 3, 2020:

	As of October 2, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$7	Accrued expenses	$(1)
Interest rate swap	Other current assets	—	Accrued expenses	(27)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	1	Accrued expenses	(2)
Total derivatives		$10		$(30)

	As of July 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Interest rate swap	Other current assets	—	Accrued expenses	(27)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	(2)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$6		$(29)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended October 2, 2020:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$6
Total return swap	Operating expenses	5

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$4	Other expense, net	$2	Other expense, net	$—
Interest rate swap	—	Other expense, net	(2)	Other expense, net	—

The following table shows the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended October 4, 2019:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$3

The amount of loss recognized in the Condensed Consolidated Statements of Comprehensive Income on derivatives designated as cash flow hedges was $1 million for the three months ended October 4, 2019. The amount of loss recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge ineffectiveness was not material for the three months ended October 4, 2019.
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
Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of October 2, 2020:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$417	$—	$—	$417
Time deposits and certificates of deposit	—	58	—	58
Total cash equivalents	417	58	—	475
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	4	—	4
Other debt securities	—	—	18	18
Derivative assets	—	10	—	10
Total assets	$418	$72	$18	$508
Liabilities:
Derivative liabilities	$—	$30	$—	$30
Total liabilities	$—	$30	$—	$30

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$417	$58	$—	$475
Other current assets	1	14	—	15
Other assets, net	—	—	18	18
Total assets	$418	$72	$18	$508
Liabilities:
Accrued expenses	$—	$30	$—	$30
Total liabilities	$—	$30	$—	$30

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 2, 2020, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
As of October 2, 2020 and July 3, 2020, the carrying value of the Company’s strategic investments was $157 million and $135 million, respectively. The Company’s strategic investments are recorded at fair value only if an impairment or observable price change is recognized in the current period. If an observable price change or impairment is recognized on the Company’s strategic investments during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For the three months ended October 2, 2020, the Company recorded an upward adjustment of $23 million due to an observable price change of a strategic investment, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations. For the three months ended October 4, 2019, there were no upward or downward adjustments for equity investments.
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

	October 2, 2020		July 3, 2020
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.250% Senior Notes due March 2022	$220	$229	$229	$237
4.750% Senior Notes due June 2023	540	587	546	576
4.875% Senior Notes due March 2024	499	546	498	541
4.750% Senior Notes due January 2025	479	527	479	517
4.875% Senior Notes due June 2027	504	565	504	549
4.091% Senior Notes due June 2029	458	541	456	523
4.125% Senior Notes due January 2031	499	542	499	524
5.750% Senior Notes due December 2034	489	558	489	543
LIBOR Based Term Loan due September 2025	500	495	500	490
	4,188	4,590	4,200	4,500
Less: debt issuance costs	(25)	—	(25)	—
Debt, net of debt issuance costs	4,163	4,590	4,175	4,500
Less: current portion of debt, net of debt issuance costs	(25)	(25)	(19)	(19)
Long-term debt, less current portion, net of debt issuance costs	$4,138	$4,565	$4,156	$4,481

9.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 257,604,703 shares were outstanding as of October 2, 2020, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 2, 2020.
Ordinary shares—Holders of ordinary shares are entitled to receive dividends when declared by the Board of Directors. Upon any liquidation, dissolution, or winding up, after required payments are made to holders of preferred shares, any remaining assets will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.
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
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of October 2, 2020, $1.2 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of ordinary shares during the three months ended October 2, 2020:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	1	$68
Tax withholding related to vesting of equity awards	1	31
Total	2	$99

10.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	October 4, 2019
Revenues by Channel
Original equipment manufacturers	$1,608	$1,820
Distributors	367	461
Retailers	339	297
Total	$2,314	$2,578
Revenues by Geography (1)
Asia Pacific	$1,106	$1,278
Americas	805	835
EMEA	403	465
Total	$2,314	$2,578
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
The nature of these indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such indemnification agreements and no amount has been accrued in the Company’s condensed consolidated financial statements with respect to these indemnification obligations.
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 2, 2020 and October 4, 2019 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	October 4, 2019
Balance, beginning of period	$151	$195
Warranties issued	18	24
Repairs and replacements	(21)	(23)
Changes in liability for pre-existing warranties, including expirations	(6)	(12)
Balance, end of period	$142	$184

12.Earnings Per Share
Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and performance-based share units and shares to be purchased under the Company’s Employee Stock Purchase Plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	October 2, 2020	October 4, 2019
Numerator:
Net income	$223	$200
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	257	266
Weighted-average effect of dilutive securities:
Employee equity award plans	2	4
Total shares for purpose of calculating diluted net income per share	259	270
Net income per share:
Basic	$0.87	$0.75
Diluted	0.86	0.74

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three months ended October 2, 2020 and October 4, 2019.

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
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial is scheduled to begin on June 21, 2021. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.
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

14.Subsequent Events
Dividend Declared
On October 22, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.67 per share, which will be payable on January 6, 2021 to shareholders of record as of the close of business on December 23, 2020.
Share Repurchases
On October 21, 2020, the Company’s Board of Directors increased the authorization for the repurchase of its outstanding ordinary shares by $3.0 billion.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended October 2, 2020, July 3, 2020 and October 4, 2019, referred to herein as the “September 2020 quarter,” the “June 2020 quarter,” and the “September 2019 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2020 quarter and the June 2020 quarter were each 13 weeks and the September 2019 quarter was 14 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 2, 2021. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
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
Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations are described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 3, 2020, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2020 quarter. Highlights of events in the September 2020 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2020 quarter to the June 2020 quarter and the September 2019 quarter.
•Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including potential sources of liquidity.
•Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization”.
Overview of the September 2020 quarter
During the September 2020 quarter, we shipped 114 exabytes of HDD storage capacity. We generated revenue of approximately $2.3 billion and gross margin of 26% and our operating cash flow was $297 million. We repurchased approximately 1 million of our ordinary shares for $68 million and paid $167 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures are being taken to limit its spread, the effects of which began during our quarter ended April 3, 2020. We continued to incur certain supply chain and demand disruptions during the September 2020 quarter, as well as factory under-utilization, higher logistics and operational costs and softer demand across our markets due to the COVID-19 pandemic, which we expect to continue during fiscal year 2021. Our customers also continued to experience certain supply chain and demand disruptions during the September 2020 quarter, which we anticipate will continue during fiscal year 2021. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are complying with governmental rules and guidelines across all of our sites and are actively working on opportunities to lower our cost structure and drive further operational efficiencies. Although we are unable to predict the impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	July 3, 2020	October 4, 2019
Revenue	$2,314	$2,517	$2,578
Cost of revenue	1,718	1,850	1,907
Gross profit	596	667	671
Product development	223	222	255
Marketing and administrative	118	112	122
Amortization of intangibles	3	3	4
Restructuring and other, net	1	63	17
Income from operations	251	267	273
Other expense, net	(30)	(107)	(75)
Income before income taxes	221	160	198
Benefit for income taxes	(2)	(6)	(2)
Net income	$223	$166	$200

	For the Three Months Ended
	October 2, 2020	July 3, 2020	October 4, 2019
Revenue	100%	100%	100%
Cost of revenue	74	74	74
Gross profit	26	26	26
Product development	10	9	10
Marketing and administrative	5	4	5
Amortization of intangibles	—	—	—
Restructuring and other, net	—	2	—
Income from operations	11	11	11
Other expense, net	(1)	(4)	(3)
Income before income taxes	10	7	8
Benefit for income taxes	—	—	—
Net income	10%	7%	8%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended
	October 2, 2020	July 3, 2020	October 4, 2019
Revenues by Channel (%)
Original equipment manufacturers	69%	74%	71%
Distributors	16%	14%	18%
Retailers	15%	12%	11%
Revenues by Geography (%)
Asia Pacific	48%	45%	50%
Americas	35%	42%	32%
EMEA	17%	13%	18%
Revenues by Market (%)
Mass capacity	58%	58%	47%
Legacy	34%	34%	46%
Other	8%	8%	7%

HDD Exabytes Shipped by Market
Mass capacity	86	91	64
Legacy	28	26	34
Total	114	117	98

HDD Price per Terabyte	$19	$20	$24

Revenue in the September 2020 quarter decreased by $203 million from the June 2020 quarter primarily due to price erosion, lower demand as a result of the COVID-19 pandemic and a decrease in exabytes shipped.
Revenue in the September 2020 quarter decreased by $264 million from the September 2019 quarter primarily due to the additional fourteenth week in the September 2019 quarter, price erosion and lower demand as a result of the COVID-19 pandemic, partially offset by an increase in mass capacity storage exabytes shipped.
We maintain various sales incentive programs such as channel and original equipment manufacturers rebates. Sales incentive programs were approximately 15% of gross HDD revenue for the September 2020 quarter, 12% for the July 2020 quarter and 12% for the September 2019 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	July 3, 2020	October 4, 2019
Cost of revenue	$1,718	$1,850	$1,907
Gross profit	596	667	671
Gross margin	26%	26%	26%

Gross margin for the September 2020 quarter remained flat compared to the June 2020 quarter and the September 2019 quarter.

In the September 2020 quarter, total warranty cost was 0.5% of revenue and included a favorable change in estimates of prior warranty accruals of 0.3% of revenue primarily due to lower repair costs and a decrease in the number of drives under warranty. Warranty cost related to new shipments was 0.8%, 0.8% and 0.9% of revenue for the September 2020 quarter, June 2020 quarter and September 2019 quarter, respectively.
Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	July 3, 2020	October 4, 2019
Product development	$223	$222	$255
Marketing and administrative	118	112	122
Amortization of intangibles	3	3	4
Restructuring and other, net	1	63	17
Operating expenses	$345	$400	$398

Product development expense. Product development expense for the September 2020 quarter remained flat compared to the June 2020 quarter.
Product development expense decreased by $32 million in the September 2020 quarter compared to the September 2019 quarter primarily due to a $19 million decrease in compensation and other employee benefits from the additional fourteenth week in the September 2019 quarter and the reduction in headcount as a result of our June 2020 restructuring plan, a $4 million decrease in other general expenses and a $3 million decrease in travel expenses mainly as a result of disruptions related to COVID-19.
Marketing and administrative expense. Marketing and administrative expense increased by $6 million for the September 2020 quarter compared to the June 2020 quarter primarily due to a $4 million increase in compensation and other employee benefits.
Marketing and administrative expense decreased by $4 million in the September 2020 quarter compared to the September 2019 quarter primarily due to a $6 million decrease in travel expenses as a result of disruptions related to COVID-19 and a $3 million decrease in compensation and other employee benefits resulting from the additional fourteenth week in the September 2019 quarter, partially offset by a $2 million increase in share-based compensation expense.
Amortization of intangibles. Amortization of intangibles for the September 2020 quarter remained flat compared to the June 2020 quarter.
Amortization of intangibles for the September 2020 quarter decreased by $1 million compared to the September 2019 quarter, due to certain intangible assets that reached the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the September 2020 quarter was not material.
Restructuring and other, net for the June 2020 quarter was primarily comprised of restructuring charges related to the restructuring plan the Company committed to on June 1, 2020 to reduce our workforce by approximately 500 employees and charges related to other restructuring plans.
Restructuring and other, net for the September 2019 quarter was comprised of charges primarily related to a voluntary early exit program.
Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	July 3, 2020	October 4, 2019
Other expense, net	$(30)	$(107)	$(75)

Other expense, net. Other expense, net for the September 2020 quarter decreased by $77 million from the June 2020 quarter primarily due to $31 million of strategic investment gains in the September 2020 quarter, of which $23 million is an upward adjustment and $8 million is a gain upon sale of an investment, a $30 million non-recurring loss from the repurchase and exchange of certain long-term debt in the June 2020 quarter and an $18 million non-recurring impairment charge in the June 2020 quarter.

Other expense, net for the September 2020 quarter decreased by $45 million compared to the September 2019 quarter primarily due to $31 million of strategic investment gains in the September 2020 quarter, of which $23 million is an upward adjustment and $8 million is a gain upon sale of an investment, and a $28 million non-recurring net loss from the repurchase of certain long-term debt in the September 2019 quarter, partially offset by a $13 million increase in foreign exchange remeasurement expense in the September 2020 quarter.
Income Taxes

	For the Three Months Ended
(Dollars in millions)	October 2, 2020	July 3, 2020	October 4, 2019
Benefit for income taxes	$(2)	$(6)	$(2)

Our income tax benefit of $2 million for the three months ended October 2, 2020 included approximately $10 million of net discrete tax benefit of which $4 million was associated with net excess tax benefits related to share-based compensation expense and $3 million was associated with the postponement of the previously enacted U.K. tax rate change in the September 2020 quarter.
Our income tax provision recorded for the three months ended October 2, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the three months ended October 2, 2020, we had approximately $89 million of unrecognized tax benefits excluding interest and penalties, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning October 3, 2020, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
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
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to meet our cash needs for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future. However, the challenges posed by COVID-19 to our industry and to our business are evolving rapidly, are highly uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of October 2, 2020.
Cash and Cash Equivalents

(Dollars in millions)	October 2, 2020	July 3, 2020	Change
Cash and cash equivalents	$1,664	$1,722	$(58)

Our cash and cash equivalents as of October 2, 2020 decreased by $58 million from July 3, 2020 primarily as a result of dividends paid to our shareholders of $167 million, the repurchases of our ordinary shares of $68 million and payments for capital expenditures of $111 million, partially offset by net cash of $297 million provided by operating activities.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended October 2, 2020 was $297 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $249 million in accounts receivable, primarily due to a decrease in revenue and the sale of receivables in connection with an existing factoring agreement;
•partially offset by an increase of $181 million in inventories, primarily due to timing of shipments and an increase in materials purchased, including strategic purchases;
•a decrease of $67 million in accrued employee compensation, primarily due to cash paid to our employees as part of our discretionary spending plans;
•a decrease of $38 million in accrued restructuring, primarily due to severance payments to impacted employees; and
•a decrease of $24 million in accounts payable, primarily due to lower operating expenses.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended October 2, 2020 was $104 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $111 million; and
•payments for the purchase of investments of $4 million;
•offset by proceeds from the sale of investments of $11 million.
Cash Used in Financing Activities
Cash used in financing activities of $251 million for the three months ended October 2, 2020 was primarily attributable to the following activities:
•payments for dividends of $167 million;
•payments for the repurchase of our ordinary shares of $68 million;
•payments for taxes related to net share settlement of equity awards of $31 million; and
•payments for the repurchase of long-term debt of $13 million;
•partially offset by proceeds from the issuance of ordinary shares under employee share plans of $29 million.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of October 2, 2020 consisted of: (1) approximately $1.7 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) subject to compliance with certain requirements under our control, up to $1.5 billion available for borrowing under our Revolving Credit Facility.
As of October 2, 2020, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025. We were in compliance with the covenants as of October 2, 2020 and expect to be in compliance for the next 12 months.
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

For fiscal year 2021, we expect capital expenditures to be at or below our long-term targeted range of 6% to 8% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We may raise additional capital from time to time and will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.
From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture.
During the September 2020 quarter, our Board of Directors declared dividends of $0.65 per share, totaling $167 million, which were paid on October 7, 2020. On October 22, 2020, our Board of Directors declared a quarterly cash dividend of $0.67 per share, payable on January 6, 2021 to shareholders of record at the close of business on December 23, 2020.
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of October 2, 2020, $1.2 billion remained available for repurchases under our existing repurchase authorization. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution. On October 21, 2020, our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion.
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
Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020, as filed with the SEC on August 7, 2020, for a discussion of our critical accounting policies and estimates.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of October 2, 2020, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of October 2, 2020.
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

We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to LIBOR plus a variable margin set on September 17, 2020. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2021.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of October 2, 2020.

	Fiscal Years Ended							Fair Value at October 2, 2020
(Dollars in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$480	$—	$—	$—	$—	$—	$480	$480
Average interest rate	0.28%						0.28%
Other debt securities
Fixed rate	$10	$—	$—	$—	$—	$8	$18	$18
Fixed interest rate	5.00%						5.00%
Debt
Fixed rate	$—	$220	$541	$500	$479	$1,995	$3,735	$4,095
Average interest rate		4.25%	4.75%	4.88%	4.75%	4.71%	4.71%
Variable rate	$19	$25	$25	$25	$25	$381	$500	$495
Average interest rate	3.04%	3.04%	3.04%	3.04%	3.04%	3.04%	3.04%

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
We did not have any material net gains or losses recognized in Cost of revenue, or Other, net for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended October 2, 2020.
The table below provides information as of October 2, 2020 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$223	$1.38	$4
Thai Baht	171	$31.47	(1)
Chinese Renminbi	89	$7.12	3
British Pound Sterling	75	$0.80	2
Total	$558		$8
___________________________________
(1) Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk.
Changes in our corporate issuer credit ratings have minimal impact on our near-term financial results, but downgrades may negatively impact our future ability to raise capital and execute transactions with various counterparties, and may increase the cost of such capital.
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of October 2, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended October 2, 2020, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 13. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A.RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.
The Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.

As of October 2, 2020, $1.2 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. On October 21, 2020, our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended October 2, 2020, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 4, 2020 through July 31, 2020	—	$48.65	—	$1,304
August 1, 2020 through August 28, 2020	1	45.21	1	1,251
August 29, 2020 through October 2, 2020	1	46.71	1	1,206
Total	2		2
__________________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.2	8/20/2010

10.1	Revised Form of Outside Directors Restricted Share Unit agreement for Seagate Technology plc pursuant to the 2012 Equity Incentive Plan (for awards granted October 2020 and after)					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2
Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1†
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	October 29, 2020	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)