Form 10-Q
period 2021-01-01
Seagate Technology plc
filed 2021-01-28
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 25, 2021, 236,682,057 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	January 1, 2021	July 3, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,799	$1,722
Accounts receivable, net	801	1,115
Inventories	1,318	1,142
Other current assets	163	135
Total current assets	4,081	4,114
Property, equipment and leasehold improvements, net	2,218	2,129
Goodwill	1,237	1,237
Other intangible assets, net	40	58
Deferred income taxes	1,120	1,120
Other assets, net	290	272
Total Assets	$8,986	$8,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,730	$1,808
Accrued employee compensation	206	224
Accrued warranty	61	69
Current portion of long-term debt	25	19
Accrued expenses	599	602
Total current liabilities	2,621	2,722
Long-term accrued warranty	76	82
Other non-current liabilities	179	183
Long-term debt	5,120	4,156
Total Liabilities	7,996	7,143
Commitments and contingencies (See Notes 11 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,855	6,757
Accumulated other comprehensive loss	(36)	(66)
Accumulated deficit	(5,829)	(4,904)
Total Equity	990	1,787
Total Liabilities and Equity	$8,986	$8,930

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Revenue	$2,623	$2,696	$4,937	$5,274

Cost of revenue	1,927	1,938	3,645	3,845
Product development	221	250	444	505
Marketing and administrative	122	120	240	242
Amortization of intangibles	3	4	6	8
Restructuring and other, net	2	—	3	17
Total operating expenses	2,275	2,312	4,338	4,617

Income from operations	348	384	599	657

Interest income	—	4	1	15
Interest expense	(52)	(48)	(102)	(103)
Other, net	(5)	(4)	14	(35)
Other expense, net	(57)	(48)	(87)	(123)

Income before income taxes	291	336	512	534
Provision for income taxes	11	18	9	16
Net income	$280	$318	$503	$518

Net income per share:
Basic	$1.12	$1.21	$1.99	$1.96
Diluted	1.12	1.20	1.97	1.93
Number of shares used in per share calculations:
Basic	249	262	253	264
Diluted	251	265	255	268
Cash dividends declared per ordinary share	$0.67	$0.65	$1.32	$1.28

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net income	$280	$318	$503	$518
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on cash flow hedges:
Net unrealized gains arising during the period	12	3	16	2
(Gains) losses reclassified into earnings	(2)	1	(2)	1
Net change	10	4	14	3
Change in unrealized components of post-retirement plans:
Net unrealized (losses) gains arising during the period	(1)	—	(1)	—
Losses reclassified into earnings	1	—	2	—
Net change	—	—	1	—
Foreign currency translation adjustments	—	3	15	(2)
Total other comprehensive income, net of tax	10	7	30	1
Comprehensive income	$290	$325	$533	$519

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	January 1, 2021	January 3, 2020
OPERATING ACTIVITIES
Net income	$503	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	185
Share-based compensation	58	53
Deferred income taxes	(13)	(4)
Other non-cash operating activities, net	4	47
Changes in operating assets and liabilities:
Accounts receivable, net	315	(124)
Inventories	(176)	(172)
Accounts payable	(75)	458
Accrued employee compensation	(18)	22
Accrued expenses, income taxes and warranty	(36)	(38)
Other assets and liabilities	13	(9)
Net cash provided by operating activities	770	936
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(270)	(341)
Proceeds from sale of investments	11	—
Proceeds from the sale of assets	—	1
Purchases of investments	(4)	(45)
Net cash used in investing activities	(263)	(385)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(21)	(645)
Dividends to shareholders	(334)	(335)
Repurchases of ordinary shares	(1,068)	(600)
Taxes paid related to net share settlement of equity awards	(32)	(39)
Proceeds from issuance of long-term debt	1,000	498
Proceeds from issuance of ordinary shares under employee share plans	40	69
Other financing activities, net	(15)	(2)
Net cash used in financing activities	(430)	(1,054)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	77	(505)
Cash, cash equivalents and restricted cash at the beginning of the period	1,724	2,251
Cash, cash equivalents and restricted cash at the end of the period	$1,801	$1,746

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended January 1, 2021 and January 3, 2020
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 2, 2020	258	$—	$6,814	$(46)	$(4,947)	$1,821
Net income					280	280
Other comprehensive income				10		10
Issuance of ordinary shares under employee share plans	—		11			11
Repurchases of ordinary shares	(18)				(1,000)	(1,000)
Tax withholding related to vesting of restricted share units	—				(1)	(1)
Dividends to shareholders					(161)	(161)
Share-based compensation			30			30
Balance at January 1, 2021	240	$—	$6,855	$(36)	$(5,829)	$990

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 4, 2019	263	$—	$6,610	$(40)	$(4,800)	$1,770
Net income					318	318
Other comprehensive income				7		7
Issuance of ordinary shares under employee share plans	1		30			30
Repurchases of ordinary shares	(3)				(150)	(150)
Tax withholding related to vesting of restricted share units	—				(2)	(2)
Dividends to shareholders					(170)	(170)
Share-based compensation			27			27
Balance at January 3, 2020	261	$—	$6,667	$(33)	$(4,804)	$1,830

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended January 1, 2021 and January 3, 2020
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					503	503
Other comprehensive income				30		30
Issuance of ordinary shares under employee share plans	3		40			40
Repurchases of ordinary shares	(19)				(1,068)	(1,068)
Tax withholding related to vesting of restricted share units	(1)				(32)	(32)
Dividends to shareholders					(328)	(328)
Share-based compensation			58			58
Balance at January 1, 2021	240	$—	$6,855	$(36)	$(5,829)	$990

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adopting new lease standard					(2)	(2)
Net income					518	518
Other comprehensive income				1		1
Issuance of ordinary shares under employee share plans	5		69			69
Repurchases of ordinary shares	(12)				(597)	(597)
Tax withholding related to vesting of restricted share units	(1)				(39)	(39)
Dividends to shareholders					(335)	(335)
Share-based compensation			53			53
Balance at January 3, 2020	261	$—	$6,667	$(33)	$(4,804)	$1,830

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

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and six months ended January 1, 2021 consisted of 13 and 26 weeks, respectively, and the three and six months ended January 3, 2020 consisted of 13 and 27 weeks, respectively. Fiscal year 2021, which ends on July 2, 2021, is comprised of 52 weeks and fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks. The fiscal quarters ended January 1, 2021, October 2, 2020 and January 3, 2020, are also referred to herein as the “December 2020 quarter”, the “September 2020 quarter” and the “December 2019 quarter”, respectively. The results of operations for the three and six months ended January 1, 2021 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending July 2, 2021.
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

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of January 1, 2021:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$992	$—	$992
Time deposits and certificates of deposit	56	—	56
Other debt securities	18	—	18
Total	$1,066	$—	$1,066

Included in Cash and cash equivalents			$1,043
Included in Other current assets			5
Included in Other assets, net			18
Total			$1,066

As of January 1, 2021, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of January 1, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of January 1, 2021.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of January 1, 2021, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,048	$1,048
Due in 1 to 5 years	10	10
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$1,066	$1,066

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$495	$—	$495
Time deposits and certificates of deposit	56	—	56
Other debt securities	18	—	18
Total	$569	$—	$569

Included in Cash and cash equivalents			$549
Included in Other current assets			2
Included in Other assets, net			18
Total			$569

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
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	January 1, 2021	July 3, 2020	January 3, 2020	June 28, 2019
Cash and cash equivalents	$1,799	$1,722	$1,744	$2,220
Restricted cash included in Other current assets	2	2	2	31
Total cash, cash equivalents and restricted cash presented in the Statements of Cash Flows	$1,801	$1,724	$1,746	$2,251

As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.
Accounts Receivable, net
In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During the six months ended January 1, 2021, the Company sold trade receivables without recourse for cash proceeds of $148 million, of which an immaterial amount remained subject to servicing by the Company as of January 1, 2021. The discounts on receivables sold were not material for the six months ended January 1, 2021.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	January 1, 2021	July 3, 2020
Raw materials and components	$421	$451
Work-in-process	427	313
Finished goods	470	378
Total inventories	$1,318	$1,142
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	January 1, 2021	July 3, 2020
Property, equipment and leasehold improvements	$10,345	$10,212
Accumulated depreciation and amortization	(8,127)	(8,083)
Property, equipment and leasehold improvements, net	$2,218	$2,129

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	January 1, 2021	July 3, 2020
Dividends payable	$161	$167
Other accrued expenses	438	435
Total accrued expenses	$599	$602
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income (loss) before reclassifications	16	(1)	—	15
Amounts reclassified from AOCL	(2)	2	15	15
Other comprehensive income	14	1	15	30
Balance at January 1, 2021	$(10)	$(25)	$(1)	$(36)

Balance at June 28, 2019	$—	$(20)	$(14)	$(34)
Other comprehensive income (loss) before reclassifications	2	—	(2)	—
Amounts reclassified from AOCL	1	—	—	1
Other comprehensive income (loss)	3	—	(2)	1
Balance at January 3, 2020	$3	$(20)	$(16)	$(33)

3.Debt
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement (the “Credit Agreement”) on February 20, 2019. As of January 1, 2021, the Credit Agreement provided an up to $1.5 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and a term loan facility in an aggregate principal amount of $500 million (“Term Loan”). The Revolving Credit Facility has a final maturity of February 20, 2024 and the Term Loan has a final maturity date of September 16, 2025. The loans made under the Revolving Credit Facility and the Term Loan will bear interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus a variable margin for each facility that will be determined based on the corporate credit rating of the Company. As of January 1, 2021, STX and certain of its material subsidiaries fully and unconditionally guaranteed both the Revolving Credit Facility and the Term Loan. As of January 1, 2021, the Revolving Credit Facility also allowed such facility to increase by an additional $100 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million, and (iii) the existing commitments under such facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the Revolving Credit Facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of such facility is also available for swing line loans. On January 13, 2021, the Company and Seagate HDD Cayman entered into an amendment to the Credit Agreement which increased the size of the Revolving Credit Facility to $1.725 billion and allows such facility to increase by an additional $275 million, subject to the same terms and conditions as stated above. The amendment also reduced the indebtedness guaranteed by certain of Seagate HDD Cayman’s material subsidiaries to an amount $100 million less than the amount that would give rise to a guarantee requirement by such subsidiaries in respect of any series of senior notes.
On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the Term Loan and the proceeds were used to repurchase a portion of its outstanding senior notes. The Term Loan is repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with the remaining balance payable upon maturity. The Company repaid $6 million principal amount of the Term Loan during the three and six months ended January 1, 2021.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of January 1, 2021 and expects to be in compliance for the next 12 months.
As of January 1, 2021, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the Revolving Credit Facility.
Other Long-Term Debt
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March, 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the six months ended January 1, 2021, $9 million aggregate principal amount of the 2022 Notes was repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During the six months ended January 3, 2020, $250 million aggregate principal amount was repurchased pursuant to cash tender offers for certain senior notes (“the Tender Offers”). The Company recorded an immaterial loss and a loss of $10 million, respectively, on repurchases during the six months ended January 1, 2021 and January 3, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June, 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the six months ended January 1, 2021, $5 million aggregate principal amount of the 2023 Notes was repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During the six months ended January 3, 2020, $200 million aggregate principal amount was repurchased pursuant to the Tender Offers. The Company recorded a loss of $1 million and $10 million, respectively, on repurchases during the six months ended January 1, 2021 and January 3, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March, 2024 (the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January, 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the six months ended January 3, 2020, $170 million aggregate principal amount was repurchased pursuant to the Tender Offers. The Company recorded a loss of $8 million on repurchases during the six months ended January 3, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the “2027 Notes”). The interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 4.091% Senior Notes due June, 2029 (the “June 2029 Notes”). The interest on the June 2029 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the June 2029 Notes is Seagate HDD Cayman, and the obligations under the June 2029 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 3.125% Senior Notes due July, 2029 (the “July 2029 Notes”). On December 8, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of the July 2029 Notes, which will mature on July 15, 2029. The obligations under the July 2029 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. The interest on the July 2029 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. At any time before January 15, 2024, Seagate HDD Cayman may redeem some or all of the July 2029 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the July 2029 Notes redeemed, plus (2) the greater of (a) 1.0% of the principal amount of the July 2029 Notes and (b) the excess, if any, of (i) the present value at such redemption date of (x) the applicable redemption price of such July 2029 Notes that would apply if such July 2029 Notes were redeemed on January 15, 2024, plus (y) all remaining scheduled payments of interest due on such July 2029 Notes to and including January 15, 2024, computed using a discount rate equal to the applicable Treasury Rate as of such redemption date plus 50 basis points; over (ii) the sum of accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the principal amount of such July 2029 Notes, plus (3) accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after January 15, 2024, Seagate HDD Cayman may redeem some or all of such July 2029 Notes at a price of 101.563%, 100.781% and 100.000%, after January 15, 2024, January 15, 2025 and January 15, 2026, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, Seagate HDD Cayman may redeem with the net cash proceeds from one or more equity offerings up to 40% of the July 2029 Notes before January 15, 2024, at a redemption price of 103.125%, plus accrued and unpaid interest to, but excluding, the redemption date.
$500 million Aggregate Principal Amount of 4.125% Senior Notes due January, 2031 (the “January 2031 Notes”). The interest on the January 2031 Notes is payable semi-annually on January 15 and July 15 of each year. The issuer under the January 2031 Notes is Seagate HDD Cayman, and the obligations under the January 2031 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$500 million Aggregate Principal Amount of 3.375% Senior Notes due July, 2031 (the “July 2031 Notes”). On December 8, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of the July 2031 Notes, which will mature on July 15, 2031. The obligations under the July 2031 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. The interest on the July 2031 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. At any time before January 15, 2026, Seagate HDD Cayman may redeem some or all of the July 2031 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the July 2031 Notes redeemed, plus (2) the greater of (a) 1.0% of the principal amount of the July 2031 Notes and (b) the excess, if any, of (i) the present value at such redemption date of (x) the applicable redemption price of such July 2031 Notes that would apply if such July 2031 Notes were redeemed on January 15, 2026, plus (y) all remaining scheduled payments of interest due on such July 2031 Notes to and including January 15, 2026, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (ii) the sum of accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the principal amount of such July 2031 Notes, plus (3) accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after January 15, 2026, Seagate HDD Cayman may redeem some or all of such July 2031 Notes at a price of 101.688%, 101.125%, 100.563% and 100.000%, after January 15, 2026, January 15, 2027, January 15, 2028 and January 15, 2029, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, Seagate HDD Cayman may redeem with the net cash proceeds from one or more equity offerings up to 40% of the July 2031 Notes before January 15, 2024, a redemption price of 103.375%, accrued and unpaid interest to, but excluding, the redemption date.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
At January 1, 2021, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$13
2022	245
2023	566
2024	525
2025	504
Thereafter	3,376
Total	$5,229

4.Income Taxes
The Company recorded income tax provisions of $11 million and $9 million in the three and six months ended January 1, 2021, respectively. The discrete items in the income tax provision were not material for the three months ended January 1, 2021. The income tax provision for the six months ended January 1, 2021 included approximately $11 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense and postponement of the previously enacted United Kingdom (“U.K.”) tax rate change in the September 2020 quarter.
The Company’s income tax provision recorded for the three and six months ended January 1, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
During the six months ended January 1, 2021, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $90 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning January 2, 2021, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
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

Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Operating lease cost	$4	$5	$7	$11
Variable lease cost	1	1	2	2
Total lease cost	$5	$6	$9	$13

Operating cash outflows from operating leases	$5	$5	$9	$9

	January 1, 2021	July 3, 2020
Weighted-average remaining lease term	12.6 years	13.2 years
Weighted-average discount rate	6.21%	6.53%

Right-of-use (“ROU”) assets and lease liabilities are included on the Company’s Condensed Consolidated Balance Sheets as follows:

(Dollars in millions)	Balance Sheet Location	January 1, 2021	July 3, 2020
ROU assets	Other assets, net	$105	$103
Current lease liabilities	Accrued expenses	$17	$14
Non-current lease liabilities	Other non-current liabilities	$52	$49

At January 1, 2021, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$9
2022	16
2023	12
2024	8
2025	5
Thereafter	104
Total lease payments	154
Less: imputed interest	(85)
Present value of lease liabilities	$69

6.Restructuring and Exit Costs
For the three and six months ended January 1, 2021, the Company recorded restructuring charges of $2 million and $3 million, respectively. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
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

The following tables summarize the Company’s restructuring activities under the Company’s restructuring plans:

	June 2020 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 3, 2020	$38	$2	$5	$3	$48
Restructuring charges	—	—	3	—	3
Cash payments	(36)	(1)	(6)	—	(43)
Adjustments	—	—	—	—	—
Accrual balances at January 1, 2021	$2	$1	$2	$3	$8
Total costs incurred to date as of January 1, 2021	$56	$2	$19	$28	$105
Total expected charges to be incurred as of January 1, 2021	$—	$6	$—	$—	$6

	Restructuring Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$13	$17	$30
Lease adoption adjustment	—	(11)	(11)
Restructuring charges	20	1	21
Cash payments	(15)	(3)	(18)
Adjustments	(4)	—	(4)
Accrual balances at January 3, 2020	$14	$4	$18

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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $494 million as of January 1, 2021. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $10 million and $24 million as of January 1, 2021 and as of July 3, 2020, respectively. As of January 1, 2021, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included a net gain of $7 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $4 million in Cost of revenue related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 1, 2021. The Company recognized a net loss of $2 million and $4 million in Other, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 1, 2021, respectively. The Company recognized a net loss of $1 million in Other, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 3, 2020.

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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of January 1, 2021 and July 3, 2020. All foreign currency forward exchange contracts mature within 12 months.

	As of January 1, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$118	$54
Thai Baht	93	45
Chinese Renminbi	43	19
British Pound Sterling	45	16
	$299	$134

	As of July 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$187	$56
Thai Baht	157	42
Chinese Renminbi	81	25
British Pound Sterling	64	20
	$489	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of January 1, 2021, the notional investments underlying the TRS amounted to $118 million and the contract term was through January 2021, settled on a monthly basis, limiting counterparty performance risk. As of January 26, 2021, the contract term of the TRS was extended through January 2022. The Company did not designate the TRS as a hedge, rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of January 1, 2021 and July 3, 2020:

	As of January 1, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$14	Accrued expenses	$—
Interest rate swap	Other current assets	—	Accrued expenses	(24)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	8	Accrued expenses	—
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$23		$(24)

	As of July 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Interest rate swap	Other current assets	—	Accrued expenses	(27)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	(2)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$6		$(29)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended January 1, 2021:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$6	$14
Total return swap	Operating expenses	11	16

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$11	$15	Cost of revenue	$4	$4	Other, net	$1	$1
Interest rate swap	1	1	Other, net	(2)	(4)	Other, net	—	—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended January 3, 2020:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$1	$(2)
Interest rate swap	Operating expenses	$7	$7

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$1	$—	Other, net	$(1)	$(1)	Other, net	$—	$—
Interest rate swap	2	2	Other, net	—	—	Other, net	—	—

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

Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of January 1, 2021:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$992	$—	$—	$992
Time deposits and certificates of deposit	—	51	—	51
Total cash equivalents	992	51	—	1,043
Restricted cash and investments:
Money market funds	—	—	—	—
Time deposits and certificates of deposit	—	5	—	5
Other debt securities	—	—	18	18
Derivative assets	—	23	—	23
Total assets	$992	$79	$18	$1,089
Liabilities:
Derivative liabilities	$—	$24	$—	$24
Total liabilities	$—	$24	$—	$24

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$992	$51	$—	$1,043
Other current assets	—	28	—	28
Other assets, net	—	—	18	18
Total assets	$992	$79	$18	$1,089
Liabilities:
Accrued expenses	$—	$24	$—	$24
Total liabilities	$—	$24	$—	$24

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
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of January 1, 2021, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
As of January 1, 2021 and July 3, 2020, the carrying value of the Company’s strategic investments was $150 million and $135 million, respectively. The Company’s strategic investments are recorded at fair value only if an impairment or observable price change is recognized in the current period. If an observable price change or impairment is recognized on the Company’s strategic investments during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For the three and six months ended January 1, 2021, the Company recorded downward adjustments of $7 million to write down the carrying amount of certain investments to their fair value, which are included in Other, net in the Company’s Condensed Consolidated Statement of Operations. For the three months ended January 1, 2021, there were no upward adjustments for strategic investments. For the six months ended January 1, 2021, the Company recorded an upward adjustment of $23 million due to an observable price change of a strategic investment, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations. For the three and six months ended January 3, 2020, the Company recorded a downward adjustment of $1 million in order to write down the carrying amount of an investment to its fair value. For the three and six months ended January 3, 2020, there were no upward adjustments for strategic investments.

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

	January 1, 2021		July 3, 2020
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.250% Senior Notes due March 2022	$220	$227	$229	$237
4.750% Senior Notes due June 2023	540	584	546	576
4.875% Senior Notes due March 2024	499	544	498	541
4.750% Senior Notes due January 2025	479	522	479	517
4.875% Senior Notes due June 2027	504	569	504	549
4.091% Senior Notes due June 2029	459	536	456	523
3.125% Senior Notes due July 2029	500	500	—	—
4.125% Senior Notes due January 2031	499	535	499	524
3.375% Senior Notes due July 2031	500	502	—	—
5.750% Senior Notes due December 2034	489	578	489	543
LIBOR Based Term Loan due September 2025	494	482	500	490
	5,183	5,579	4,200	4,500
Less: debt issuance costs	(38)	—	(25)	—
Debt, net of debt issuance costs	5,145	5,579	4,175	4,500
Less: current portion of debt, net of debt issuance costs	(25)	(24)	(19)	(19)
Long-term debt, less current portion, net of debt issuance costs	$5,120	$5,555	$4,156	$4,481

9.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 239,750,208 shares were outstanding as of January 1, 2021, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of January 1, 2021.
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
On October 21, 2020, the Company’s Board of Directors increased the authorization for the repurchase of its outstanding ordinary shares by $3.0 billion. As of January 1, 2021, $3.2 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of ordinary shares during the six months ended January 1, 2021:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	19	$1,068
Tax withholding related to vesting of equity awards	1	32
Total	20	$1,100

10.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Revenues by Channel
Original equipment manufacturers	$1,741	$1,843	$3,349	$3,663
Distributors	475	463	842	924
Retailers	407	390	746	687
Total	$2,623	$2,696	$4,937	$5,274
Revenues by Geography (1)
Asia Pacific	$1,306	$1,377	$2,412	$2,655
Americas	838	761	1,643	1,596
EMEA	479	558	882	1,023
Total	$2,623	$2,696	$4,937	$5,274
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended January 1, 2021 and January 3, 2020 were as follows:

	For the Six Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020
Balance, beginning of period	$151	$195
Warranties issued	37	46
Repairs and replacements	(42)	(44)
Changes in liability for pre-existing warranties, including expirations	(9)	(28)
Balance, end of period	$137	$169

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Numerator:
Net income	$280	$318	$503	$518
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	249	262	253	264
Weighted-average effect of dilutive securities:
Employee equity award plans	2	3	2	4
Total shares for purpose of calculating diluted net income per share	251	265	255	268
Net income per share:
Basic	$1.12	$1.21	$1.99	$1.96
Diluted	1.12	1.20	1.97	1.93

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three and six months ended January 1, 2021 and January 3, 2020.

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

Nidec Corporation v. Seagate Technology LLC, et al. On January 18, 2021, Nidec Corporation filed a complaint against Seagate Technology LLC, Seagate Singapore International Headquarters Pte. Ltd., and Seagate Technology (Netherlands) B.V. in the United States District Court for the District of Delaware, alleging infringement of the following patents: U.S. Patent No. 8,737,017, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 9,742,239, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 9,935,528, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 10,407,775, titled “Base Plate, Hard Disk Drive, and Method of Manufacturing Base Plate,” and U.S. Patent No. 10,460,767, titled “Base Member Including Information Mark and Insulating Coating Layer, and Disk Drive Apparatus Including the Same.” The complaint seeks unspecified compensatory damages and other relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.
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

14.Subsequent Events
Dividend Declared
On January 21, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.67 per share, which will be payable on April 7, 2021 to shareholders of record as of the close of business on March 24, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended January 1, 2021, October 2, 2020 and January 3, 2020, referred to herein as the “December 2020 quarter,” the “September 2020 quarter,” and the “December 2019 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2020 quarter, the September 2020 quarter and the December 2019 quarter were each 13 weeks.
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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the December 2020 quarter. Highlights of events in the December 2020 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the December 2020 quarter to the September 2020 quarter and the December 2019 quarter.
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
Overview of the December 2020 quarter
During the December 2020 quarter, we shipped 129 exabytes of HDD storage capacity. We generated revenue of approximately $2.6 billion and gross margin of 27% and our operating cash flow was $473 million. We issued $1 billion of new senior notes, repurchased approximately 18 million of our ordinary shares for $1 billion and paid $167 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures are being taken to limit its spread, the effects of which began during our quarter ended April 3, 2020. We continued to incur certain supply chain and demand disruptions during the December 2020 quarter, as well as higher logistics and operational costs, factory under-utilization and softer demand across certain markets due to the COVID-19 pandemic, which we expect to continue during fiscal year 2021. Our customers also continued to experience certain supply chain and demand disruptions during the December 2020 quarter, which we anticipate will continue during fiscal year 2021. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are complying with governmental rules and guidelines across all of our sites and are actively working on opportunities to lower our cost structure and drive further operational efficiencies. Although we are unable to predict the impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Revenue	$2,623	$2,314	$2,696	$4,937	$5,274
Cost of revenue	1,927	1,718	1,938	3,645	3,845
Gross profit	696	596	758	1,292	1,429
Product development	221	223	250	444	505
Marketing and administrative	122	118	120	240	242
Amortization of intangibles	3	3	4	6	8
Restructuring and other, net	2	1	—	3	17
Income from operations	348	251	384	599	657
Other expense, net	(57)	(30)	(48)	(87)	(123)
Income before income taxes	291	221	336	512	534
Provision (benefit) for income taxes	11	(2)	18	9	16
Net income	$280	$223	$318	$503	$518

	For the Three Months Ended			For the Six Months Ended
	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Revenue	100%	100%	100%	100%	100%
Cost of revenue	73	74	72	74	73
Gross profit	27	26	28	26	27
Product development	9	10	9	9	10
Marketing and administrative	5	5	4	5	5
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	—
Income from operations	13	11	15	12	12
Other expense, net	(2)	(1)	(2)	(2)	(2)
Income before income taxes	11	10	13	10	10
Provision (benefit) for income taxes	—	—	1	—	—
Net income	11%	10%	12%	10%	10%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market, HDD exabytes shipped by market and HDD price per terabyte:

	For the Three Months Ended			For the Six Months Ended
	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Revenues by Channel (%)
Original equipment manufacturers	66%	69%	68%	68%	69%
Distributors	18%	16%	17%	17%	18%
Retailers	16%	15%	15%	15%	13%
Revenues by Geography (%)
Asia Pacific	50%	48%	51%	49%	50%
Americas	32%	35%	28%	33%	30%
EMEA	18%	17%	21%	18%	20%
Revenues by Market (%)
Mass capacity	58%	58%	49%	58%	48%
Legacy	35%	34%	43%	34%	44%
Other	7%	8%	8%	8%	8%

HDD Exabytes Shipped by Market
Mass capacity	97	86	71	183	135
Legacy	32	28	36	60	70
Total	129	114	107	243	205

HDD Price per Terabyte	$19	$19	$23	$19	$24

Revenue in the December 2020 quarter increased by $309 million from the September 2020 quarter primarily due to an increase in exabytes shipped, driven by improved market conditions and seasonality.
Revenue in the December 2020 quarter decreased by $73 million from the December 2019 quarter primarily due to price erosion, a decrease in legacy market exabytes shipped and lower demand as a result of the COVID-19 pandemic, partially offset by an increase in mass capacity storage exabytes shipped.
Revenue for the six months ended January 1, 2021 decreased by $337 million from the six months ended January 3, 2020 primarily as a result of price erosion, a decrease in legacy market exabytes shipped and lower demand as a result of the COVID-19 pandemic, partially offset by an increase in mass capacity storage exabytes shipped.
We maintain various sales incentive programs such as channel and original equipment manufacturers rebates. Sales incentive programs were approximately 15% of gross revenue for the December 2020 quarter, 15% for the September 2020 quarter and 12% for the December 2019 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Cost of revenue	$1,927	$1,718	$1,938	$3,645	$3,845
Gross profit	696	596	758	1,292	1,429
Gross margin	27%	26%	28%	26%	27%

Gross margin for the December 2020 quarter increased compared to the September 2020 quarter primarily due to improved product mix.

Gross margin for the December 2020 quarter decreased compared to the December 2019 quarter primarily driven by price erosion and higher logistics costs as a result of the COVID-19 pandemic, partially offset by improved product mix.
Gross margin for the six months ended January 1, 2021 decreased compared to the six months ended January 3, 2020 primarily driven by price erosion and higher logistics costs as a result of the COVID-19 pandemic, partially offset by improved product mix.
In the December 2020 quarter, total warranty cost was 0.6% of revenue and included a favorable change in estimates of prior warranty accruals of 0.1% of revenue primarily due to lower repair costs and a decrease in the number of drives under warranty. Warranty cost related to new shipments was 0.7%, 0.8% and 0.8% of revenue for the December 2020 quarter, September 2020 quarter and December 2019 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Product development	$221	$223	$250	$444	$505
Marketing and administrative	122	118	120	240	242
Amortization of intangibles	3	3	4	6	8
Restructuring and other, net	2	1	—	3	17
Operating expenses	$348	$345	$374	$693	$772

Product development expense. Product development expense for the December 2020 quarter decreased by $2 million compared to the September 2020 quarter primarily due to a $5 million decrease in compensation and other employee benefits, partially offset by a $4 million increase in variable compensation expense.
Product development expense decreased by $29 million in the December 2020 quarter compared to the December 2019 quarter primarily due to an $18 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our June 2020 restructuring plan, a $4 million decrease in travel expenses mainly as a result of disruptions related to COVID-19, and a $3 million decrease in materials expense, partially offset by a $4 million increase in variable compensation expense.
Product development expense decreased by $61 million for the six months ended January 1, 2021 compared to the six months ended January 3, 2020 primarily due to a $36 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our June 2020 restructuring plan and the additional fourteenth week in the quarter ended October 4, 2019, a $7 million decrease in travel expenses mainly as a result of the disruptions related to COVID-19, a $6 million decrease in information technology costs, a $3 million decrease in equipment expense, a $3 million decrease in materials expense, and a $2 million decrease in software expense, partially offset by a $6 million increase in variable compensation expense.
Marketing and administrative expense. Marketing and administrative expense increased by $4 million for the December 2020 quarter compared to the September 2020 quarter primarily due to a $3 million increase in outside services expense and a $2 million increase in variable compensation expense.
Marketing and administrative expense increased by $2 million in the December 2020 quarter compared to the December 2019 quarter primarily due to a $13 million increase in information technology costs, partially offset by a $4 million decrease in equipment expense, a $4 million decrease in compensation and other employee benefits and a $3 million decrease in travel expenses mainly as a result of disruptions related to COVID-19.
Marketing and administrative expense decreased by $2 million for the six months ended January 1, 2021 compared to the six months ended January 3, 2020 primarily due to a $9 million decrease in travel expenses mainly as a result of disruptions related to COVID-19, a $7 million decrease in compensation and other employee benefits from the additional fourteenth week in the quarter ended October 4, 2019, a $7 million decrease in equipment expense, and a $6 million decrease in depreciation expense, primarily offset by a $23 million increase in information technology costs and a $4 million increase in variable compensation expense.
Amortization of intangibles. Amortization of intangibles for the December 2020 quarter remained flat compared to the September 2020 quarter.

Amortization of intangibles for the three and six months ended January 1, 2021 decreased by $1 million and $2 million, respectively, compared to the three and six months ended January 3, 2020, due to certain intangible assets that reached the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the three and six months ended January 1, 2021 was not material.
Restructuring and other, net for the six months ended January 3, 2020 was comprised of charges primarily related to a voluntary early exit program.
Other Expense, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Other expense, net	$(57)	$(30)	$(48)	$(87)	$(123)

Other expense, net. Other expense, net for the December 2020 quarter increased by $27 million from the September 2020 quarter primarily due to $31 million of strategic investment gains in the September 2020 quarter, of which $23 million is an upward adjustment and $8 million is a gain upon sale of an investment and a $7 million impairment charge in the December 2020 quarter, partially offset by an $11 million decrease in foreign exchange remeasurement expense in the December 2020 quarter.
Other expense, net for the December 2020 quarter increased by $9 million compared to the December 2019 quarter primarily due to a $14 million increase in interest expense from the issuance of long-term debt in the December 2020 quarter and the September 2020 quarter and a $7 million impairment charge in the December 2020 quarter, partially offset by an $11 million decrease in interest expense due to the repurchase of certain long-term debt.
Other expense, net for the six months ended January 1, 2021 decreased by $36 million compared to the six months ended January 3, 2020 primarily due to $31 million of strategic investment gains in the September 2020 quarter, of which $23 million is an upward adjustment and $8 million is a gain upon sale of an investment, a $31 million decrease in interest expense due to the repurchase of certain long-term debt, a $28 million non-recurring loss from the repurchase and exchange of certain long-term debt in the quarter ended October 4, 2019 and a $12 million increase in gains on de-designated cash flow hedges. The decrease was partially offset by a $26 million increase in interest expense from the issuance of long-term debt in the December 2020 quarter and the September 2020 quarter, a $14 million increase in foreign exchange remeasurement expense, a $13 million decrease in interest income primarily due to a decline in interest rates and a $7 million impairment charge in the December 2020 quarter.
Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2021	October 2, 2020	January 3, 2020	January 1, 2021	January 3, 2020
Provision (benefit) for income taxes	$11	$(2)	$18	$9	$16

We recorded income tax provisions of $11 million and $9 million in the three and six months ended January 1, 2021, respectively. The discrete items in the income tax provision were not material for the three months ended January 1, 2021. The income tax provision for the six months ended January 1, 2021 included approximately $11 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense and postponement of the previously enacted United Kingdom (“U.K.”) tax rate change in the September 2020 quarter.
Our income tax provision recorded for the three and six months ended January 1, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.

During the six months ended January 1, 2021, our unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $90 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning January 2, 2021, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
We recorded income tax provisions of $18 million and $16 million in the three and six months ended January 3, 2020. The discrete items in the income tax provision were not material for the three months ended January 3, 2020. The income tax provision for the six months ended January 3, 2020 included approximately $10 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense.
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
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to meet our cash needs for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future. However, the challenges posed by the COVID-19 pandemic to our industry and to our business are evolving rapidly, are highly uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of January 1, 2021.
Cash and Cash Equivalents

(Dollars in millions)	January 1, 2021	July 3, 2020	Change
Cash and cash equivalents	$1,799	$1,722	$77

Our cash and cash equivalents as of January 1, 2021 increased by $77 million from July 3, 2020 primarily as a result of net proceeds of $986 million from the issuance of long-term debt and net cash of $770 million provided by operating activities, partially offset by the repurchases of our ordinary shares of $1 billion, dividends paid to our shareholders of $334 million, and payments for capital expenditures of $270 million.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended January 1, 2021 was $770 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $315 million in accounts receivable, primarily due to linearity of sales in the December 2020 quarter and a decrease in revenue;
•partially offset by an increase of $176 million in inventories, primarily due to timing of shipments and an increase in materials purchased, including strategic purchases;
•a decrease of $75 million in accounts payable, primarily due to lower operating expenses and timing of payments; and
•a decrease of $40 million in accrued restructuring, primarily due to severance payments to impacted employees.

Cash Used in Investing Activities
Cash used in investing activities for the six months ended January 1, 2021 was $263 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $270 million; and
•payments for the purchase of investments of $4 million;
•offset by proceeds from the sale of investments of $11 million.
Cash Used in Financing Activities
Cash used in financing activities of $430 million for the six months ended January 1, 2021 was primarily attributable to the following activities:
•payments for the repurchase of our ordinary shares of $1 billion;
•payments for dividends of $334 million;
•payments for taxes related to net share settlement of equity awards of $32 million; and
•payments for the repurchase of long-term debt of $21 million;
•partially offset by net proceeds from the issuance of long-term debt of $986 million; and
•proceeds from the issuance of ordinary shares under employee share plans of $40 million.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of January 1, 2021 consisted of: (1) approximately $1.8 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) subject to compliance with certain requirements under our control, up to $1.5 billion available for borrowing under our Revolving Credit Facility. On January 13, 2021, we entered into an amendment to the Revolving Credit Facility which increased the amount available for borrowing to $1.725 billion.
As of January 1, 2021, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025. We were in compliance with the covenants as of January 1, 2021 and expect to be in compliance for the next 12 months.
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
During the December 2020 quarter, our Board of Directors declared dividends of $0.67 per share, totaling $161 million, which were paid on January 6, 2021. On January 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.67 per share, payable on April 7, 2021 to shareholders of record at the close of business on March 24, 2021.

From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. On October 21, 2020, our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion. As of January 1, 2021, $3.2 billion remained available for repurchases under our existing repurchase authorization. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of January 1, 2021, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of January 1, 2021.
In the quarter ended October 4, 2019, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $494 million as of January 1, 2021. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate on the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to LIBOR plus a variable margin set on December 17, 2020. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2021.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of January 1, 2021.

	Fiscal Years Ended						Total	Fair Value at January 1, 2021
(Dollars in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$1,048	$—	$—	$—	$—	$—	$1,048	$1,048
Average interest rate	0.11%						0.11%
Other debt securities
Fixed rate	$10	$—	$—	$—	$—	$8	$18	$18
Fixed interest rate	5.00%						5.00%
Debt
Fixed rate	$—	$220	$541	$500	$479	$2,995	$4,735	$5,097
Average interest rate		4.25%	4.75%	4.88%	4.75%	4.22%	4.40%
Variable rate	$13	$25	$25	$25	$25	$381	$494	$482
Average interest rate	3.29%	3.29%	3.29%	3.29%	3.29%	3.29%	3.29%

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
We recognized a net gain of $4 million in Cost of revenue related to the loss of hedge designation on discontinued cash flow hedges and a net gain of $1 million in Other, net related to derivatives not designated as hedging instruments or amounts excluded from effectiveness testing during the three and six months ended January 1, 2021. We recognized a net loss of $2 million and $4 million in Other, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 1, 2021, respectively.
The table below provides information as of January 1, 2021 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$172	$1.38	$7
Thai Baht	138	$31.09	5
Chinese Renminbi	62	$7.06	5
British Pound Sterling	61	$0.79	5
Total	$433		$22
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of January 1, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended January 1, 2021, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
On October 21, 2020, our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion. As of January 1, 2021, $3.2 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital, distributable reserves and other factors. We may limit or terminate the repurchase program at any time.

The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended January 1, 2021, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 3, 2020 through October 30, 2020	2	$49.44	2	$4,074
October 31, 2020 through November 27, 2020	11	53.30	11	3,503
November 28, 2020 through January 1, 2021	5	61.72	5	3,204
Total	18		18
__________________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.2	8/20/2010

4.1	Indenture for the July 2029 Notes, dated as of December 8, 2020, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.	8-K	001-31560	4.1	12/9/2020

4.2	Form of 3.125% Senior Note due 2029.	8-K	001-31560	4.1	12/9/2020

4.3	Registration Rights Agreement for the July 2029 Notes, dated as of December 8, 2020, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020

4.4	Indenture for the July 2031 Notes, dated as of December 8, 2020, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.	8-K	001-31560	4.4	12/9/2020

4.5	Form of 3.375% Senior Note due 2031.	8-K	001-31560	4.4	12/9/2020

4.6	Registration Rights Agreement for the July 2031 Notes, dated as of December 8, 2020, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.6	12/9/2020

10.1+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan (as of December 2020)					X

10.2+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan					X

10.3+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan					X

10.4	Third Amendment, dated as of January 13, 2021 to the Credit Agreement dated as of February 20, 2019					X

10.5	First Amendment, dated as of January 13, 2021 to the U.S. Guarantee Agreement dated as of February 20, 2019					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	January 28, 2021	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)