Form 10-Q
period 2021-04-02
Seagate Technology plc
filed 2021-04-29
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2021, 228,873,365 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 2, 2021	July 3, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,212	$1,722
Accounts receivable, net	978	1,115
Inventories	1,281	1,142
Other current assets	221	135
Total current assets	3,692	4,114
Property, equipment and leasehold improvements, net	2,215	2,129
Goodwill	1,237	1,237
Other intangible assets, net	35	58
Deferred income taxes	1,118	1,120
Other assets, net	307	272
Total Assets	$8,604	$8,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,861	$1,808
Accrued employee compensation	178	224
Accrued warranty	60	69
Current portion of long-term debt	245	19
Accrued expenses	649	602
Total current liabilities	2,993	2,722
Long-term accrued warranty	74	82
Other non-current liabilities	156	183
Long-term debt	4,897	4,156
Total Liabilities	8,120	7,143
Commitments and contingencies (See Notes 11 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	6,939	6,757
Accumulated other comprehensive loss	(38)	(66)
Accumulated deficit	(6,417)	(4,904)
Total Equity	484	1,787
Total Liabilities and Equity	$8,604	$8,930

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue	$2,731	$2,718	$7,668	$7,992

Cost of revenue	1,991	1,972	5,636	5,817
Product development	227	246	671	751
Marketing and administrative	126	119	366	361
Amortization of intangibles	3	3	9	11
Restructuring and other, net	(2)	2	1	19
Total operating expenses	2,345	2,342	6,683	6,959

Income from operations	386	376	985	1,033

Interest income	1	4	2	19
Interest expense	(59)	(49)	(161)	(152)
Other, net	11	7	25	(28)
Other expense, net	(47)	(38)	(134)	(161)

Income before income taxes	339	338	851	872
Provision for income taxes	10	18	19	34
Net income	$329	$320	$832	$838

Net income per share:
Basic	$1.41	$1.23	$3.38	$3.19
Diluted	1.39	1.22	3.34	3.15
Number of shares used in per share calculations:
Basic	233	261	246	263
Diluted	237	263	249	266
Cash dividends declared per ordinary share	$0.67	$0.65	$1.99	$1.93

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Net income	$329	$320	$832	$838
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on cash flow hedges:
Net unrealized gains (losses) arising during the period	4	(29)	20	(27)
Gains reclassified into earnings	(7)	(1)	(9)	—
Net change	(3)	(30)	11	(27)
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	1	2	—	2
Losses reclassified into earnings	—	—	2	—
Net change	1	2	2	2
Foreign currency translation adjustments	—	(6)	15	(8)
Total other comprehensive (loss) income, net of tax	(2)	(34)	28	(33)
Comprehensive income	$327	$286	$860	$805

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	April 2, 2021	April 3, 2020
OPERATING ACTIVITIES
Net income	$832	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	279
Share-based compensation	87	80
Deferred income taxes	(7)	3
Other non-cash operating activities, net	(8)	55
Changes in operating assets and liabilities:
Accounts receivable, net	138	(172)
Inventories	(141)	(126)
Accounts payable	60	424
Accrued employee compensation	(46)	(14)
Accrued expenses, income taxes and warranty	—	(18)
Other assets and liabilities	(61)	(23)
Net cash provided by operating activities	1,148	1,326
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(374)	(471)
Proceeds from sale of investments	11	—
Proceeds from the sale of assets	4	1
Purchases of investments	(4)	(57)
Maturities of short-term investments	3	—
Net cash used in investing activities	(360)	(527)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(27)	(685)
Dividends to shareholders	(495)	(505)
Repurchases of ordinary shares	(1,819)	(795)
Taxes paid related to net share settlement of equity awards	(33)	(39)
Proceeds from issuance of long-term debt	1,000	498
Proceeds from issuance of ordinary shares under employee share plans	95	100
Other financing activities, net	(19)	(2)
Net cash used in financing activities	(1,298)	(1,428)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(8)
Decrease in cash, cash equivalents and restricted cash	(510)	(637)
Cash, cash equivalents and restricted cash at the beginning of the period	1,724	2,251
Cash, cash equivalents and restricted cash at the end of the period	$1,214	$1,614

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended April 2, 2021 and April 3, 2020
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2021	240	$—	$6,855	$(36)	$(5,829)	$990
Net income					329	329
Other comprehensive loss				(2)		(2)
Issuance of ordinary shares under employee share plans	1		55			55
Repurchases of ordinary shares	(11)				(762)	(762)
Tax withholding related to vesting of restricted share units	—				(1)	(1)
Dividends to shareholders					(154)	(154)
Share-based compensation			29			29
Balance at April 2, 2021	230	$—	$6,939	$(38)	$(6,417)	$484

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 3, 2020	261	$—	$6,667	$(33)	$(4,804)	$1,830
Net income					320	320
Other comprehensive loss				(34)		(34)
Issuance of ordinary shares under employee share plans	1		31			31
Repurchases of ordinary shares	(5)				(214)	(214)
Tax withholding related to vesting of restricted share units	—				—	—
Dividends to shareholders					(168)	(168)
Share-based compensation			27			27
Balance at April 3, 2020	257	$—	$6,725	$(67)	$(4,866)	$1,792

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended April 2, 2021 and April 3, 2020
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					832	832
Other comprehensive income				28		28
Issuance of ordinary shares under employee share plans	4		95			95
Repurchases of ordinary shares	(30)				(1,830)	(1,830)
Tax withholding related to vesting of restricted share units	(1)				(33)	(33)
Dividends to shareholders					(482)	(482)
Share-based compensation			87			87
Balance at April 2, 2021	230	$—	$6,939	$(38)	$(6,417)	$484

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adopting new lease standard					(2)	(2)
Net income					838	838
Other comprehensive loss				(33)		(33)
Issuance of ordinary shares under employee share plans	6		100			100
Repurchases of ordinary shares	(17)				(811)	(811)
Tax withholding related to vesting of restricted share units	(1)				(39)	(39)
Dividends to shareholders					(503)	(503)
Share-based compensation			80			80
Balance at April 3, 2020	257	$—	$6,725	$(67)	$(4,866)	$1,792

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
The Company’s enterprise data solutions portfolio includes storage subsystems and mass capacity optimized private cloud storage solutions for enterprises and cloud and managed service providers. Engineered for modularity, mobility, mass capacity and performance, these solutions include the Company’s enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within legacy enterprise IT environments or build new on premises private storage clouds from the ground up in a secure, cost-effective manner. The Company’s other solutions include an edge-to-cloud mass storage platform, which is designed to reduce the cost and complexity associated with storing, moving and activating data at scale.
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

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and nine months ended April 2, 2021 consisted of 13 and 39 weeks, respectively, and the three and nine months ended April 3, 2020 consisted of 13 and 40 weeks, respectively. Fiscal year 2021, which ends on July 2, 2021, is comprised of 52 weeks and fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks. The fiscal quarters ended April 2, 2021, January 1, 2021 and April 3, 2020, are also referred to herein as the “March 2021 quarter”, the “December 2020 quarter” and the “March 2020 quarter”, respectively. The results of operations for the three and nine months ended April 2, 2021 are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the Company’s fiscal year ending July 2, 2021.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 (ASC Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held to include future conditions in its estimate of expected credit losses. The Company adopted this new accounting pronouncement in the quarter ended October 2, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15 (ASC Subtopic 350-40), Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company adopted this new accounting pronouncement in the quarter ended October 2, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
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

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of April 2, 2021:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$531	$—	$531
Time deposits and certificates of deposit	1	—	1
Other debt securities	18	—	18
Total	$550	$—	$550

Included in Cash and cash equivalents			$530
Included in Other current assets			2
Included in Other assets, net			18
Total			$550

As of April 2, 2021, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of April 2, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of April 2, 2021.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of April 2, 2021, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$532	$532
Due in 1 to 5 years	10	10
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$550	$550

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$495	$—	$495
Time deposits and certificates of deposit	56	—	56
Other debt securities	18	—	18
Total	$569	$—	$569

Included in Cash and cash equivalents			$549
Included in Other current assets			2
Included in Other assets, net			18
Total			$569

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
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	April 2, 2021	July 3, 2020	April 3, 2020	June 28, 2019
Cash and cash equivalents	$1,212	$1,722	$1,612	$2,220
Restricted cash included in Other current assets	2	2	2	31
Total cash, cash equivalents and restricted cash presented in the Statements of Cash Flows	$1,214	$1,724	$1,614	$2,251

As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.
Accounts Receivable, net
In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During the three and nine months ended April 2, 2021, the Company sold trade receivables without recourse for cash proceeds of $35 million and $183 million, respectively, of which $35 million remained subject to servicing by the Company as of April 2, 2021. During the three and nine months ended April 3, 2020, the Company sold trade receivables without recourse for cash proceeds of $79 million. The discounts on receivables sold were not material for the three and nine months ended April 2, 2021 and April 3, 2020.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	April 2, 2021	July 3, 2020
Raw materials and components	$412	$451
Work-in-process	443	313
Finished goods	426	378
Total inventories	$1,281	$1,142
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	April 2, 2021	July 3, 2020
Property, equipment and leasehold improvements	$10,384	$10,212
Accumulated depreciation and amortization	(8,169)	(8,083)
Property, equipment and leasehold improvements, net	$2,215	$2,129

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	April 2, 2021	July 3, 2020
Dividends payable	$154	$167
Other accrued expenses	495	435
Total accrued expenses	$649	$602
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income before reclassifications	20	—	—	20
Amounts reclassified from AOCL	(9)	2	15	8
Other comprehensive income	11	2	15	28
Balance at April 2, 2021	$(13)	$(24)	$(1)	$(38)

Balance at June 28, 2019	$—	$(20)	$(14)	$(34)
Other comprehensive (loss) income before reclassifications	(27)	2	(8)	(33)
Amounts reclassified from AOCL	—	—	—	—
Other comprehensive (loss) income	(27)	2	(8)	(33)
Balance at April 3, 2020	$(27)	$(18)	$(22)	$(67)

3.Debt
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement on February 20, 2019, which was most recently amended on January 13, 2021 (the “Credit Agreement”), increasing the size of the senior unsecured revolving credit facility (“Revolving Credit Facility”) and capping the indebtedness guaranteed by certain of Seagate HDD Cayman’s material subsidiaries to an amount $100 million less than the amount that would give rise to a guarantee requirement by such subsidiaries in respect of any series of senior notes. The Credit Agreement provides a $1.725 billion Revolving Credit Facility and a term loan facility in an aggregate principal amount of $500 million (“Term Loan”). The Revolving Credit Facility has a final maturity of February 20, 2024 and the Term Loan has a final maturity date of September 16, 2025. The loans made under the Revolving Credit Facility and the Term Loan will bear interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus a variable margin for each facility that will be determined based on the corporate credit rating of the Company. The Revolving Credit Facility also allows such facility to increase by an additional $275 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million, and (iii) the existing commitments under such facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the Revolving Credit Facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of such facility is also available for swing line loans.
On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the Term Loan and the proceeds were used to repurchase a portion of its outstanding senior notes. The Term Loan is repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with the remaining balance payable upon maturity. The Company repaid $6 million and $12 million principal amount of the Term Loan during the three and nine months ended April 2, 2021, respectively.

The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of April 2, 2021 and expects to be in compliance for the next 12 months.
As of April 2, 2021, no borrowings were drawn and no letters of credit or swing line loans had been utilized under the Revolving Credit Facility.
Other Long-Term Debt
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March, 2022 (the “2022 Notes”). The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2022 Notes is Seagate HDD Cayman, and the obligations under the 2022 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the nine months ended April 2, 2021, $9 million aggregate principal amount of the 2022 Notes was repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During the three and nine months ended April 3, 2020, the Company repurchased $23 million and $273 million aggregate principal amount of the 2022 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest, $250 million principal amount of which was repurchased pursuant to cash tender offers for certain senior notes on September 18, 2019 (the “Tender Offers”). The Company recorded an immaterial loss and a loss of $10 million, respectively, on repurchases during the nine months ended April 2, 2021 and April 3, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June, 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the nine months ended April 2, 2021, $5 million aggregate principal amount of the 2023 Notes was repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During the three and nine months ended April 3, 2020, the Company repurchased $17 million and $217 million aggregate principal amount of the 2023 Notes for cash at a discount or at a premium to their principal amount, plus accrued and unpaid interest, respectively, $200 million principal amount of which was repurchased pursuant to the Tender Offers. The Company recorded a loss of $1 million and $10 million, respectively, on repurchases during the nine months ended April 2, 2021 and April 3, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March, 2024 (the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year. The issuer under the 2024 Notes is Seagate HDD Cayman, and the obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January, 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STX. During the nine months ended April 3, 2020, $170 million aggregate principal amount was repurchased pursuant to the Tender Offers. The Company recorded a loss of $8 million on repurchases during the nine months ended April 3, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
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
At April 2, 2021, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$6
2022	245
2023	566
2024	525
2025	504
Thereafter	3,376
Total	$5,222

4.Income Taxes
The Company recorded income tax provisions of $10 million and $19 million in the three and nine months ended April 2, 2021, respectively. The income tax provision for the three months ended April 2, 2021 included approximately $4 million of net discrete tax benefit, primarily associated with filing of tax returns in various jurisdictions. The income tax provision for the nine months ended April 2, 2021 included approximately $15 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense, filing of tax returns in various jurisdictions, and postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
During the nine months ended April 2, 2021, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $18 million to $107 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning April 3, 2021, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
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
The Company’s income tax provision recorded for the three and nine months ended April 2, 2021 and April 3, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Leases
The Company is a lessee in several operating leases related to real estate facilities for warehouse and office space.
The Company’s lease arrangements comprise operating leases with various expiration dates through 2067. The lease term includes the non-cancelable period of the lease, adjusted for options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Operating lease cost	$4	$6	$11	$17
Variable lease cost	1	1	3	3
Total lease cost	$5	$7	$14	$20

Operating cash outflows from operating leases	$5	$4	$14	$13

	April 2, 2021	July 3, 2020
Weighted-average remaining lease term	7.1 years	13.2 years
Weighted-average discount rate	6.02%	6.53%

Right-of-use (“ROU”) assets and lease liabilities are included on the Company’s Condensed Consolidated Balance Sheets as follows:

(Dollars in millions)	Balance Sheet Location	April 2, 2021	July 3, 2020
ROU assets	Other assets, net	$102	$103
Current lease liabilities	Accrued expenses	$15	$14
Non-current lease liabilities	Other non-current liabilities	$43	$49

At April 2, 2021, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$4
2022	16
2023	12
2024	7
2025	5
Thereafter	25
Total lease payments	69
Less: imputed interest	(11)
Present value of lease liabilities	$58

6.Restructuring and Exit Costs
For the three months ended April 2, 2021, the Company recorded a net gain of $2 million comprised primarily of a gain of $3 million from the sale of a property. For the nine months ended April 2, 2021, the Company recorded restructuring charges of $1 million, which are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
June 2020 Plan - On June 1, 2020, the Company committed to a restructuring plan (the “June 2020 Plan”) consistent with its long-term strategy to drive operational efficiencies, reduce its cost structure and invest in future opportunities. The June 2020 Plan included consolidating the Company’s Minnesota facilities into one location and reducing its headcount worldwide by approximately 500 employees. The June 2020 Plan was substantially completed during the quarter ended October 2, 2020.
The following tables summarize the Company’s restructuring activities under the Company’s restructuring plans:

	June 2020 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 3, 2020	$38	$2	$5	$3	$48
Restructuring charges	—	—	5	—	5
Cash payments	(37)	(1)	(8)	(1)	(47)
Adjustments	—	—	—	(1)	(1)
Accrual balances at April 2, 2021	$1	$1	$2	$1	$5
Total costs incurred to date as of April 2, 2021	$56	$2	$21	$28	$107
Total expected charges to be incurred as of April 2, 2021	$—	$7	$—	$—	$7

	Restructuring Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$13	$17	$30
Lease adoption adjustment	—	(11)	(11)
Restructuring charges	22	1	23
Cash payments	(29)	(3)	(32)
Adjustments	(4)	—	(4)
Accrual balances at April 3, 2020	$2	$4	$6

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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $488 million as of April 2, 2021. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $13 million and $24 million as of April 2, 2021 and as of July 3, 2020, respectively. As of April 2, 2021, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included a net loss of $7 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $8 million and $12 million in Cost of revenue related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 2, 2021, respectively. The Company recognized a net loss of $1 million and $5 million in Interest expense related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 2, 2021, respectively. The Company recognized a net gain of $1 million and an immaterial net loss in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 3, 2020, respectively.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of April 2, 2021 and July 3, 2020. All foreign currency forward exchange contracts mature within 12 months.

	As of April 2, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$165	$53
Thai Baht	131	38
Chinese Renminbi	72	22
British Pound Sterling	56	14
	$424	$127

	As of July 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$187	$56
Thai Baht	157	42
Chinese Renminbi	81	25
British Pound Sterling	64	20
	$489	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of April 2, 2021, the notional investments underlying the TRS amounted to $120 million and the contract term is through January 2022, settled on a monthly basis, limiting counterparty performance risk. The Company did not designate the TRS as a hedge, rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of April 2, 2021 and July 3, 2020:

	As of April 2, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(2)
Interest rate swap	Other current assets	—	Accrued expenses	(13)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	(1)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$6		$(16)

	As of July 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Interest rate swap	Other current assets	—	Accrued expenses	(27)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	(2)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$6		$(29)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended April 2, 2021:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$(3)	$11
Total return swap	Operating expenses	6	22

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(5)	$10	Cost of revenue	$8	$12	Other, net	$(1)	$—
Interest rate swap	9	10	Interest expense	(1)	(5)	Interest expense	—	—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended April 3, 2020:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$(3)	$(5)
Total return swap	Operating expenses	$(23)	$(16)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(2)	$(2)	Other, net	$—	$(1)	Other, net	$—	$—
Interest rate swap	(27)	(25)	Interest expense	1	1	Interest expense	—	—

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
Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 2, 2021:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$530	$—	$—	$530
Total cash equivalents	530	—	—	530
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	18	18
Derivative assets	—	6	—	6
Total assets	$531	$7	$18	$556
Liabilities:
Derivative liabilities	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$530	$—	$—	$530
Other current assets	1	7	—	8
Other assets, net	—	—	18	18
Total assets	$531	$7	$18	$556
Liabilities:
Accrued expenses	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

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
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 2, 2021, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
As of April 2, 2021 and July 3, 2020, the carrying value of the Company’s strategic investments was $163 million and $135 million, respectively. The Company’s strategic investments are recorded at fair value only if an impairment or observable price change is recognized in the current period. If an observable price change or impairment is recognized on the Company’s strategic investments during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For the three and nine months ended April 2, 2021, the Company recorded upward adjustments of $10 million and $33 million, respectively, due to observable price changes of strategic investments, which are included in Other, net in the Company’s Condensed Consolidated Statement of Operations. For the three months ended April 2, 2021, there were no downward adjustments on strategic investments. For the nine months ended April 2, 2021, the Company recorded downward adjustments of $7 million to write down the carrying amount of certain investments to their fair value, which are included in Other, net in the Company’s Condensed Consolidated Statement of Operations. For the three months ended April 3, 2020, there were no downward adjustments on strategic investments. For the nine months ended April 3, 2020, the Company recorded a downward adjustment of $1 million in order to write down the carrying amount of an investment to its fair value. For the three and nine months ended April 3, 2020, there were no upward adjustments for strategic investments.

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

	April 2, 2021		July 3, 2020
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.250% Senior Notes due March 2022	$220	$226	$229	$237
4.750% Senior Notes due June 2023	540	578	546	576
4.875% Senior Notes due March 2024	499	538	498	541
4.750% Senior Notes due January 2025	479	522	479	517
4.875% Senior Notes due June 2027	504	556	504	549
4.091% Senior Notes due June 2029	460	510	456	523
3.125% Senior Notes due July 2029	500	484	—	—
4.125% Senior Notes due January 2031	499	508	499	524
3.375% Senior Notes due July 2031	500	481	—	—
5.750% Senior Notes due December 2034	489	557	489	543
LIBOR Based Term Loan due September 2025	488	488	500	490
	5,178	5,448	4,200	4,500
Less: debt issuance costs	(36)	—	(25)	—
Debt, net of debt issuance costs	5,142	5,448	4,175	4,500
Less: current portion of debt, net of debt issuance costs	(245)	(251)	(19)	(19)
Long-term debt, less current portion, net of debt issuance costs	$4,897	$5,197	$4,156	$4,481

9.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 229,556,907 shares were outstanding as of April 2, 2021, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 2, 2021.
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
The Company’s Board of Directors increased the authorization for the repurchase of its outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. As of April 2, 2021, $4.4 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of ordinary shares during the nine months ended April 2, 2021:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	30	$1,830
Tax withholding related to vesting of equity awards	1	33
Total	31	$1,863

10.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenues by Channel
Original equipment manufacturers	$1,950	$1,970	$5,299	$5,633
Distributors	455	465	1,297	1,389
Retailers	326	283	1,072	970
Total	$2,731	$2,718	$7,668	$7,992
Revenues by Geography (1)
Asia Pacific	$1,268	$1,257	$3,680	$3,912
Americas	939	938	2,582	2,534
EMEA	524	523	1,406	1,546
Total	$2,731	$2,718	$7,668	$7,992
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended April 2, 2021 and April 3, 2020 were as follows:

	For the Nine Months Ended
(Dollars in millions)	April 2, 2021	April 3, 2020
Balance, beginning of period	$151	$195
Warranties issued	56	67
Repairs and replacements	(62)	(65)
Changes in liability for pre-existing warranties, including expirations	(11)	(34)
Balance, end of period	$134	$163

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Numerator:
Net income	$329	$320	$832	$838
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	233	261	246	263
Weighted-average effect of dilutive securities:
Employee equity award plans	4	2	3	3
Total shares for purpose of calculating diluted net income per share	237	263	249	266
Net income per share:
Basic	$1.41	$1.23	$3.38	$3.19
Diluted	1.39	1.22	3.34	3.15

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three and nine months ended April 2, 2021 and April 3, 2020.

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
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial is scheduled to begin on February 7, 2022. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.
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

14.Subsequent Events
Dividend Declared
On April 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.67 per share, which will be payable on July 7, 2021 to shareholders of record as of the close of business on May 12, 2021.
Corporate Reorganization
On April 14, 2021, the Company held a special Irish High Court-convened meeting of shareholders and an extraordinary general meeting of shareholders, (together, the “Shareholder Meetings”), relating to the planned corporate reorganization whereby a new Irish public limited company, Seagate Technology Holdings plc (“Holdings”), will serve as the publicly traded parent company of the Company. The reorganization will be carried out pursuant to a scheme of arrangement (“Scheme”) under Irish law, which will result in the exchange of ordinary shares of Holdings for ordinary shares in the Company on a one-for-one basis. The shareholders approved the Scheme and related proposals at the Shareholder Meetings. The Irish High Court hearing to approve the Scheme will be held on May 18, 2021 and the transaction is expected to be completed in the fiscal quarter ending October 1, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended April 2, 2021, January 1, 2021 and April 3, 2020, referred to herein as the “March 2021 quarter,” the “December 2020 quarter,” and the “March 2020 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2021 quarter, the December 2020 quarter and the March 2020 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our plans and expectations regarding our corporate reorganization, including our expectations related to our ability to make repurchases and pay dividends; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 2, 2021. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the March 2021 quarter. Highlights of events in the March 2021 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the March 2021 quarter to the December 2020 quarter and the March 2020 quarter.
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
Overview of the March 2021 quarter
During the March 2021 quarter, we shipped 140 exabytes of HDD storage capacity. We generated revenue of approximately $2.7 billion and gross margin of 27% and our operating cash flow was $378 million. We repurchased approximately 11 million of our ordinary shares for $751 million and paid $161 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures are being taken to limit its spread, the effects of which began during the March 2020 quarter. We continued to incur certain supply chain and demand disruptions during the March 2021 quarter, as well as higher logistics and operational costs and softer demand across certain markets due to the COVID-19 pandemic, which we expect to continue during fiscal year 2021. Our customers also continued to experience certain supply chain and demand disruptions during the March 2021 quarter, which we anticipate will continue during fiscal year 2021. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are complying with governmental rules and guidelines across all of our sites and are actively working on opportunities to lower our cost structure and drive further operational efficiencies. Although we are unable to predict the impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.
Corporate Reorganization

As previously disclosed in the proxy statement filed by the Company with the SEC on March 3, 2021 (the “Proxy Statement”), we have decided to effect a corporate reorganization whereby a new Irish public limited company, Seagate Technology Holdings plc (“Holdings”), will serve as the publicly traded parent company of Seagate. The reorganization will be carried out pursuant to a scheme of arrangement (the “Scheme”) under Irish law, which will result in the exchange of ordinary shares of Holdings for ordinary shares in the Company on a one-for-one basis. The purpose of the transaction is to allow us to maintain our ability to make future distributions to our shareholders, including making dividend payments and effecting share redemptions and repurchases. On April 14, 2021, Seagate held a special Irish High Court-convened meeting of shareholders and an extraordinary general meeting of shareholders, each as described in the Proxy Statement, where the shareholders approved the Scheme and the related proposals. The Irish High Court hearing to approve the Scheme will be held on May 18, 2021 and we expect to complete the transaction in the fiscal quarter ending October 1, 2021.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue	$2,731	$2,623	$2,718	$7,668	$7,992
Cost of revenue	1,991	1,927	1,972	5,636	5,817
Gross profit	740	696	746	2,032	2,175
Product development	227	221	246	671	751
Marketing and administrative	126	122	119	366	361
Amortization of intangibles	3	3	3	9	11
Restructuring and other, net	(2)	2	2	1	19
Income from operations	386	348	376	985	1,033
Other expense, net	(47)	(57)	(38)	(134)	(161)
Income before income taxes	339	291	338	851	872
Provision for income taxes	10	11	18	19	34
Net income	$329	$280	$320	$832	$838

	For the Three Months Ended			For the Nine Months Ended
	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue	100%	100%	100%	100%	100%
Cost of revenue	73	73	73	73	73
Gross margin	27	27	27	27	27
Product development	8	9	9	9	9
Marketing and administrative	5	5	4	5	5
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	—
Operating margin	14	13	14	13	13
Other expense, net	(2)	(2)	(1)	(2)	(2)
Income before income taxes	12	11	13	11	11
Provision for income taxes	—	—	1	—	1
Net income	12%	11%	12%	11%	10%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market, HDD exabytes shipped by market and HDD price per terabyte:

	For the Three Months Ended			For the Nine Months Ended
	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenues by Channel (%)
Original equipment manufacturers	71%	66%	73%	69%	71%
Distributors	17%	18%	17%	17%	17%
Retailers	12%	16%	10%	14%	12%
Revenues by Geography (%)
Asia Pacific	47%	50%	46%	48%	49%
Americas	34%	32%	35%	34%	32%
EMEA	19%	18%	19%	18%	19%
Revenues by Market (%)
Mass capacity	60%	58%	57%	59%	51%
Legacy	32%	35%	36%	33%	42%
Other	8%	7%	7%	8%	7%

HDD Exabytes Shipped by Market
Mass capacity	111	97	91	294	226
Legacy	29	32	29	89	99
Total	140	129	120	383	325

HDD Price per Terabyte	$18	$19	$21	$18	$23

Revenue in the March 2021 quarter increased by $108 million from the December 2020 quarter primarily due to an increase in mass capacity storage exabytes shipped, partially offset by a decrease in legacy market exabytes shipped.
Revenue in the March 2021 quarter increased by $13 million from the March 2020 quarter primarily due to an increase in mass capacity storage exabytes shipped and favorable product mix, partially offset by price erosion.
Revenue for the nine months ended April 2, 2021 decreased by $324 million from the nine months ended April 3, 2020 primarily as a result of price erosion, a decrease in legacy market exabytes shipped and lower demand as a result of the COVID-19 pandemic, partially offset by an increase in mass capacity storage exabytes shipped.
We maintain various sales incentive programs such as channel and original equipment manufacturers rebates. Sales incentive programs were approximately 14% of gross revenue for the March 2021 quarter, 15% for the December 2020 quarter and 11% for the March 2020 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Cost of revenue	$1,991	$1,927	$1,972	$5,636	$5,817
Gross profit	740	696	746	2,032	2,175
Gross margin	27%	27%	27%	27%	27%

Gross margin for the March 2021 quarter remained flat compared to the December 2020 quarter and March 2020 quarter.
Gross margin for the nine months ended April 2, 2021 remained flat compared to the nine months ended April 3, 2020.

In the March 2021 quarter, total warranty cost was 0.6% of revenue and included a favorable change in estimates of prior warranty accruals of 0.1% of revenue primarily due to a decrease in the number of drives under warranty. Warranty cost related to new shipments was 0.7%, 0.7% and 0.8% of revenue for the March 2021 quarter, December 2020 quarter and March 2020 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Product development	$227	$221	$246	$671	$751
Marketing and administrative	126	122	119	366	361
Amortization of intangibles	3	3	3	9	11
Restructuring and other, net	(2)	2	2	1	19
Operating expenses	$354	$348	$370	$1,047	$1,142

Product development expense. Product development expense for the March 2021 quarter increased by $6 million compared to the December 2020 quarter primarily due to a $4 million increase in compensation and other employee benefits and a $3 million increase in materials and tooling costs.
Product development expense decreased by $19 million in the March 2021 quarter compared to the March 2020 quarter primarily due to a $10 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our June 2020 restructuring plan, a $5 million decrease in materials expense, a $5 million decrease in information technology and software costs and a $4 million decrease in outside services partially offset by a $6 million increase related to timing of grants received.
Product development expense decreased by $80 million for the nine months ended April 2, 2021 compared to the nine months ended April 3, 2020 primarily due to a $46 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our June 2020 restructuring plan and the additional fourteenth week in the quarter ended October 4, 2019, a $14 million decrease in information technology and software costs, a $9 million decrease in travel and entertainment expenses mainly as a result of the disruptions related to COVID-19, a $7 million decrease in materials expense, a $4 million decrease in outside services and a $3 million decrease in equipment expense, partially offset by a $9 million increase in variable compensation expense.
Marketing and administrative expense. Marketing and administrative expense increased by $4 million for the March 2021 quarter compared to the December 2020 quarter primarily due to a $5 million increase in outside services expense.
Marketing and administrative expense increased by $7 million in the March 2021 quarter compared to the March 2020 quarter primarily due to an $10 million increase in information technology and software costs, partially offset by a $3 million decrease in depreciation expense and a $2 million decrease in travel and entertainment expenses mainly as a result of disruptions related to COVID-19.
Marketing and administrative expense increased by $5 million for the nine months ended April 2, 2021 compared to the nine months ended April 3, 2020 primarily due to a $31 million increase in information technology and software costs and a $6 million increase in variable compensation expense, partially offset by an $13 million decrease in travel expenses mainly as a result of disruptions related to COVID-19, a $9 million decrease in depreciation expense and an $8 million decrease in compensation and other employee benefits from the additional fourteenth week in the quarter ended October 4, 2019.
Amortization of intangibles. Amortization of intangibles for the March 2021 quarter remained flat compared to the December 2020 quarter.
Amortization of intangibles for the three and nine months ended April 2, 2021 remained flat and decreased by $2 million, respectively, compared to the three and nine months ended April 3, 2020, due to certain intangible assets that reached the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the three and nine months ended April 2, 2021 and three months ended April 3, 2020 were not material.
Restructuring and other, net for the nine months ended April 3, 2020 was comprised of charges primarily related to a voluntary early exit program.

Other Expense, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Other expense, net	$(47)	$(57)	$(38)	$(134)	$(161)

Other expense, net. Other expense, net for the March 2021 quarter decreased by $10 million from the December 2020 quarter primarily due to a $10 million strategic investment upward adjustment in the March 2021 quarter and a $7 million impairment charge in the December 2020 quarter, partially offset by a $6 million increase in interest expense from the issuance of long-term debt in the December 2020 quarter.
Other expense, net for the March 2021 quarter increased by $9 million compared to the March 2020 quarter primarily due to a $20 million increase in interest expense from the issuance of long-term debt during the nine months ended April 2, 2021 and a $12 million increase in foreign exchange remeasurement expense, partially offset by an $11 million decrease in interest expense due to the repurchase of certain long-term debt and a $10 million strategic investment upward adjustment in the March 2021 quarter.
Other expense, net for the nine months ended April 2, 2021 decreased by $27 million compared to the nine months ended April 3, 2020 primarily due to $41 million of strategic investment gains in the nine months ended April 2, 2021, of which $33 million is upward adjustments and $8 million is a gain upon sale of an investment, a $37 million decrease in interest expense due to the repurchase of certain long-term debt, a $28 million non-recurring loss from the repurchase and exchange of certain long-term debt in the quarter ended October 4, 2019 and a $15 million increase in gains on de-designated cash flow hedges. The decrease was partially offset by a $46 million increase in interest expense from the issuance of long-term debt in the nine months ended April 2, 2021, a $28 million increase in foreign exchange remeasurement expense, a $16 million decrease in interest income primarily due to a decline in interest rates and $7 million strategic investment impairment charges in the December 2020 quarter.
Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2021	January 1, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Provision for income taxes	$10	$11	$18	$19	$34

We recorded income tax provisions of $10 million and $19 million in the three and nine months ended April 2, 2021, respectively. The income tax provision for the three months ended April 2, 2021 included approximately $4 million of net discrete tax benefit, primarily associated with filing of tax returns in various jurisdictions. The income tax provision for the nine months ended April 2, 2021 included approximately $15 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense, filing of tax returns in various jurisdictions, and postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
During the nine months ended April 2, 2021, our unrecognized tax benefits excluding interest and penalties increased by approximately $18 million to $107 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning April 3, 2021, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
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
Our income tax provision recorded for the three and nine months ended April 2, 2021 and April 3, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.

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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of April 2, 2021.
Cash and Cash Equivalents

(Dollars in millions)	April 2, 2021	July 3, 2020	Change
Cash and cash equivalents	$1,212	$1,722	$(510)

Our cash and cash equivalents as of April 2, 2021 decreased by $510 million from July 3, 2020 primarily as a result the repurchases of our ordinary shares of $1,819 million, dividends paid to our shareholders of $495 million and payments for capital expenditures of $374 million, partially offset by the net proceeds of $986 million from the issuance of long-term debt and net cash of $1,148 million provided by operating activities.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended April 2, 2021 was $1,148 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $138 million in accounts receivable, primarily due to linearity of sales in the March 2021 quarter;
•an increase of $60 million in accounts payable, primarily due to an increase in materials purchased and greater operating expenses;
•partially offset by an increase of $141 million in inventories, primarily due to timing of shipments and an increase in materials purchased; and
•a decrease of $43 million in accrued restructuring, primarily due to severance payments to impacted employees.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended April 2, 2021 was $360 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $374 million;
•payments for the purchase of investments of $4 million;
•offset by proceeds from the sale of investments of $11 million;
•proceeds from the sale of assets of $4 million; and
•proceeds from the maturities of short-term investments of $3 million.
Cash Used in Financing Activities
Cash used in financing activities of $1,298 million for the nine months ended April 2, 2021 was primarily attributable to the following activities:
•payments for the repurchase of our ordinary shares of $1,819 million;
•payments for dividends of $495 million;
•payments for taxes related to net share settlement of equity awards of $33 million;
•payments for the repurchase of long-term debt of $27 million;

•payments for the fees related to the amendment of the Credit Agreement of $4 million;
•partially offset by net proceeds from the issuance of long-term debt of $986 million; and
•proceeds from the issuance of ordinary shares under employee share plans of $95 million.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of April 2, 2021 consisted of: (1) approximately $1.2 billion in cash and cash equivalents, (2) cash we expect to generate from operations, and (3) $1.725 billion available for borrowing under our Revolving Credit Facility.
As of April 2, 2021, no borrowings had been drawn and no borrowings had been utilized for letters of credit or swing line loans issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio, and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024, and the maturity date of the Term Loan is September 16, 2025. We were in compliance with the covenants as of April 2, 2021 and expect to be in compliance for the next 12 months.
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
For fiscal year 2021, we expect capital expenditures to be aligned to our updated long-term targeted range of 4% to 6% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We may raise additional capital from time to time and will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.
From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture.
During the March 2021 quarter, our Board of Directors declared a dividend of $0.67 per share, totaling $154 million, which was paid on April 7, 2021. On April 22, 2021, our Board of Directors declared a quarterly cash dividend of $0.67 per share, payable on July 7, 2021 to shareholders of record at the close of business on May 12, 2021.
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. Our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. As of April 2, 2021, $4.4 billion remained available for repurchases under our existing repurchase authorization. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of April 2, 2021, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of April 2, 2021.
In the quarter ended October 4, 2019, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $488 million as of April 2, 2021. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate on the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to LIBOR plus a variable margin set on March 17, 2021. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2021.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of April 2, 2021.

	Fiscal Years Ended						Total	Fair Value at April 2, 2021
(Dollars in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$532	$—	$—	$—	$—	$—	$532	$532
Average interest rate	0.03%						0.03%
Other debt securities
Fixed rate	$10	$—	$—	$—	$—	$8	$18	$18
Fixed interest rate	5.00%						5.00%
Debt
Fixed rate	$—	$220	$541	$500	$479	$2,995	$4,735	$4,960
Average interest rate		4.25%	4.75%	4.88%	4.75%	4.22%	4.40%
Variable rate	$6	$25	$25	$25	$25	$381	$487	$488
Average interest rate	3.29%	3.29%	3.29%	3.29%	3.29%	3.29%	3.29%

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

We recognized a net gain of $8 million and $12 million in Cost of revenue related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 2, 2021, respectively. We recognized a net loss of $1 million and $5 million in Interest expense related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 2, 2021, respectively.
The table below provides information as of April 2, 2021 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$218	$1.35	$1
Thai Baht	169	$30.73	(3)
Chinese Renminbi	94	$6.74	1
British Pound Sterling	70	$0.74	2
Total	$551		$1
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of April 2, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended April 2, 2021, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors increased the authorization for the repurchase of its outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. As of April 2, 2021, $4.4 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital, distributable reserves and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended April 2, 2021, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2, 2021 through January 29, 2021	5	$60.75	5	2,904
January 30, 2021 through February 26, 2021	5	69.48	5	4,572
February 27, 2021 through April 2, 2021	1	74.56	1	4,441
Total	11		11
__________________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Constitution of Seagate Technology public limited company as amended and restated by Special Resolution dated October 19, 2016.	8-K	001-31560	3.1	10/24/2016

3.2	Certificate of Incorporation of Seagate Technology plc.	10-K	001-31560	3.2	8/20/2010

10.1	Third Amendment, dated as of January 13, 2021, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.4	1/28/2021

10.2	First Amendment, dated as of January 13, 2021, to the U.S. Guarantee Agreement dated as of February 20, 2019	10-Q	001-31560	10.5	1/28/2021

10.3	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after April 2021)					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	April 29, 2021	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)