Form 10-K
period 2021-07-02
Seagate Technology Holdings plc
filed 2021-08-06
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from:                to
Commission File Number 001-31560
SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1597419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of January 1, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.8 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of August 2, 2021 was 227,603,061.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 20, 2021, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended July 2, 2021.

SEAGATE TECHNOLOGY HOLDINGS PLC

PRESENTATION OF FINANCIAL AND OTHER INFORMATION
In this Annual Report on Form 10-K (the “Form 10-K”), unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology Holdings public limited company (“plc”), an Irish public limited company, and its subsidiaries. References to “$” and “dollars” are to United States dollars.
We have compiled the market size information in this Form 10-K using statistics and other information obtained from several third-party sources.
Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.
Seagate, Seagate Technology, LaCie, Maxtor, Lyve, Cortx and the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States (“U.S.”) and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Annual Report on Form 10-K include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months and our expectations regarding capital expenditures. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
•the uncertainty in global economic and political conditions, or adverse changes in the level of economic activity in the major regions in which we do business;
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
•the impact of trade barriers, such as import/export duties and restrictions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business; the evolving legal and regulatory, economic, environmental and administrative climate in the international markets where the Company operates; and
•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.

Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations statements is also set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.

PART I
ITEM 1.BUSINESS
We are a leading provider of data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”), storage subsystems, as well as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high capacities, superior quality and cost effectiveness. Complementing existing storage architectures, SSDs use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In contrast to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high-capacity HDD and a smaller SSD acting as a cache to improve performance of frequently accessed data.
Our HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage involves well-established use cases—such as hyperscale data centers and public clouds as well as emerging use cases. Legacy markets include markets we continue to service but that we do not plan to invest in significantly. Our HDD and SSD product portfolio includes Serial Advanced Technology Attachment (“SATA”), Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) based designs to support a wide variety of mass capacity and legacy applications.
Our systems portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include our enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within legacy environments or build new ecosystems from the ground up in a secure, cost-effective manner.
We recently launched our Lyve portfolio, which provides a simple, cost-efficient and secure way to manage massive volumes of data across the distributed enterprise. The Lyve platform includes a shuttle solution that enables enterprises to transfer massive amounts of data from endpoints to the core cloud, a storage-as-a-service cloud that provides frictionless mass capacity storage at the metro edge, a converged object storage solution enabling efficient capture and consolidation of massive data sets and Cortx, an open-source object storage software optimized for mass capacity and data intensive workloads.

Industry Overview
Data Storage Industry
The data storage industry includes companies that manufacture components or subcomponents designed for data storage devices, as well as providers of storage solutions, software and services for enterprise cloud, big data, computing platforms and consumer markets. The rapid growth of data generation and the intelligent application of data are driving demand for data storage. As more data is created at endpoints outside traditional data centers, which requires processing at the edge and in the core or cloud, the need for data storage and management between the edge and cloud has also increased. Use cases include connected and autonomous vehicles, smart manufacturing and smart cities. We believe the proliferation and personal creation of media-rich digital content, further enabled by fifth-generation wireless (“5G”), the edge, the Internet of Things (“IoT”), machine learning (“ML”) and artificial intelligence (“AI”), will continue to create demand for higher capacity storage solutions. The resulting mass data ecosystem is expected to require increasing amounts of data storage at the edge, in the core and in between.

Markets
The principal data storage markets include:
Mass Capacity Storage Markets
Mass capacity storage supports high capacity, low-cost per terabyte (“TB”) storage applications, including nearline, video and image applications and network-attached storage (“NAS”) and edge-to-cloud data storage infrastructures. Mass capacity storage markets represent sectors that have been increasing as a percentage of our total revenue and in total exabytes shipped in fiscal years 2021, 2020 and 2019, with this trend expected to continue in fiscal year 2022.
Nearline. Nearline applications require mass capacity devices, HDDs and mass capacity subsystems that provide end-to-end solutions to businesses for the purpose of modular and scalable storage. Enterprise storage applications require both high-capacity and energy efficient storage devices to support low total cost of ownership. The Seagate systems offer mass capacity storage solutions that provide foundational infrastructure for public and private clouds. We expect the nearline market, which includes storage for cloud computing, content delivery, archival, backup services and newer use cases to continue to grow and drive increasing exabyte demand.
Video imaging and analytics as well as NAS. Video and image applications and NAS drives are specifically designed to ensure the appropriate performance and reliability of the system for video analytics and camera enabled environments (video and image) and network storage environments (NAS). We expect these markets, which includes storage for security and smart video installations, to show long term secular growth in exabyte demand.
Edge-to-cloud data storage infrastructures, transport, and activation of mass data. The Seagate Lyve portfolio grew out of our mass capacity storage portfolio. It provides a simple, cost-efficient and secure way to manage, transport and activate massive volumes of data across the distributed enterprise. Among other elements, the Lyve portfolio includes a shuttle solution that enables enterprises to transfer vast amounts of data from endpoints to the core cloud and a storage-as-a-service cloud that provides frictionless mass capacity storage at the metro edge.
Legacy Markets
Legacy markets include mission critical, desktop, notebook, consumer, DVR, and gaming applications. We continue to service these markets but do not plan significant additional investment. These markets have been decreasing as a percentage of our total revenue in fiscal years 2021, 2020, and 2019 and this trend is expected to continue in fiscal year 2022, and the long term outlook is for a decrease in demand for exabytes in these markets.
Mission critical storage. Mission critical applications are defined as those that use very high-performance enterprise class HDDs and SSDs with sophisticated firmware to reliably support very high workloads. We expect that enterprises utilizing dedicated storage area networks will continue to drive market demand for mission critical enterprise storage solutions.
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

Demand for Data Storage
The International Data Corporation (“IDC”) forecasts in the Seagate-sponsored 2021 update of their “Worldwide Global DataSphere Forecast, 2021-2025” show that the global datasphere should grow from 64 zettabytes in 2020 to 180 zettabytes by 2025. According to IDC, we are fast approaching a new era of the Data Age, which we expect will have a positive impact on storage demand. The digital transformation has given rise to many new applications, all of which rely on faster access to and secure storage of data proliferating from endpoints through edge to cloud.
The DataSphere Forecast study found that data is shifting to both the core and the edge, and by 2025 nearly 60% of the world’s data will be stored in the core and edge, up from 39% in 2015.
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

Mass capacity is and will continue to be the enabler of scale. We expect increased data creation will lead to the expansion of the need for storage in the form of HDDs, SSDs and systems. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable future, cloud, edge and traditional enterprise which require high-capacity storage solutions will be best served by HDDs due to their ability to deliver reliable, energy-efficient and the most cost effective mass storage devices. We also believe that as HDD capacities continue to increase, a focus exclusively on unit demand does not reflect the increase in demand for exabytes. As demand for higher capacity drives increases, the demand profile has shifted to reflect fewer total HDD units, but with higher average capacity per drive and higher overall exabyte demand.

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

Components and Raw Materials
Disk drives incorporate certain components, including a head disk assembly and a printed circuit board mounted to the head disk assembly, which are sealed inside a rigid base and top cover containing the recording components in a contamination-controlled environment. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media.
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
Mass Capacity Storage
Enterprise Nearline HDDs. Our high-capacity enterprise HDDs ship in capacities of up to 18TB. These products are designed for mass capacity data storage in the core and at the edge as well as server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces.
Enterprise Nearline SSDs. Our enterprise SSDs are designed for high-performance, hyperscale, high-density and cloud applications. They are offered with multiple interfaces, including SAS, SATA, and NVMe and in capacities up to 15TB.
Enterprise Nearline Systems. Our systems portfolio provides modular storage arrays, application platforms, JBODs and expansion shelves to expand and upgrade data center storage infrastructure and other enterprise applications. They feature speed, scalability and security. Our capacity-optimized systems feature multiple scalable configurations and can accommodate up to 106 16TB drives per chassis. We offer capacity and performance-optimized systems that include all-flash, all-disk and hybrid arrays for workloads demanding high performance, capacity and efficiency.
Video and Image Applications. Our video and image HDDs are built to support the high-write workload of an always-on, always-recording video systems. These optimized drives are built to support the growing needs of the video imaging market with support for multiple streams and capacities up to 18TB.
NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 18TB. We also offer NAS SSDs with capacities up to 1.9TB.

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
Consumer Solutions. Our external storage solutions are shipped under the Seagate Ultra Touch, One Touch and Expansion product lines, as well as under the LaCie and Maxtor brand names. These product lines are available in capacities up to 16TB. We strive to deliver the best customer experience by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Xbox, Sony and Adobe.
Desktop Drives. Our 3.5-inch drives offer up to 18TB of capacity for HDD and up to 2TB for SSD. Desktop drives are designed for applications such as personal computers and workstations.
Notebook Drives. Our 2.5-inch drives offer up to 5TB for HDD and up to 2TB for SSD. Used in applications such as traditional notebooks, convertible systems and external storage, our drives are built to address a range of performance needs and sizes for affordable, high-capacity storage.
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
Lyve Edge-to-Cloud Mass Capacity Platform
Lyve. Lyve is our new platform built with mass data in mind. These solutions, including modular hardware and software, deliver a portfolio that streamlines data access, transport and management for today’s enterprise.
Cloud. Lyve Cloud storage-as-a-service platform is an S3-compatible storage-only cloud designed to allow enterprises to unlock the value of their massive unstructured datasets. Seagate is collaborating with certain partners to maximize accessibility and provide extensive interconnect opportunities for additional cloud services and geographical expansion.
Data Services. Lyve Mobile Data Transfer Services consists of Lyve Mobile modular and scalable hardware, purpose-built for simple and secure mass-capacity edge data storage, lift-and-shift initiatives, and other data movement for the enterprise. These products are cloud-vendor agnostic and can be integrated seamlessly with public or private cloud data centers and providers.
Rack. Lyve Rack is a converged object storage infrastructure solution designed for applications such as AI and big data to enable efficient capture and consolidation of massive data sets.
Cortx. Cortx is an intelligent object storage software that is optimized for mass capacity and data-intensive workloads. This software is open source and has cloud interoperability, including S3-compatibility.
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
Competition
We compete primarily with manufacturers of hard drives used in the mass capacity storage and legacy markets and with other companies in the data storage industry that provide SSDs and systems. Some of the principal factors used by customers to differentiate among data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per TB, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently compete in.
Principal Competitors. We compete with manufacturers of storage solutions and the other principal manufacturers in the data storage solution industry including:
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
We believe the HDD industry experienced modest price erosion in fiscal years 2021, 2020 and 2019.
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
Cyclicality and Seasonality
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

Research and Development
We are committed to developing new component technologies, products, alternative storage technologies inclusive of systems, software and other innovative technology solutions to support emerging applications in data use and storage. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology we believe may lead to new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies for our product development teams as well as to allow us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace.
Patents and Licenses
As of July 2, 2021, we had approximately 5,300 U.S. patents and 1,100 patents issued in various foreign jurisdictions as well as approximately 600 U.S. and 200 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.
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
Social and Employee Matters
As of July 2, 2021, we employed approximately 40,000 employees and temporary employees worldwide, of which approximately 33,000 were located in our Asia operations. We believe that our employees are crucial to our current success and that our future success will depend, in part, on our ability to attract, retain and further motivate qualified employees at all levels. We believe that our employee relations are good.
Diversity, Equity & Inclusion. One of our core values is inclusion. We rely on our diverse workforce to develop, deliver and sustain our business strategy and achieve our goals. One way we embrace our diverse employees and promote a culture of inclusion is through the support of employee resource groups (“ERG”). These voluntary, employee-led communities are built on a shared diversity of identity, experience or thought and provide a number of benefits to employees, including professional and leadership development. Seagate’s ERG community encompasses a wide array of diversity, such as LGBTQ+, women, people of color and interfaith, and includes over 20 chapters across five countries. We also support inclusion through active employee communications, unconscious bias education and ongoing efforts to ensure our employees feel safe, respected and welcomed. During fiscal year 2021, we published our annual Diversity, Equity, and Inclusion (“DEI”) Report, which provides an overview of our DEI efforts and outcomes including demographics on our workforce. The fiscal year 2020 DEI Report is available on our website.
Health & Safety. All our manufacturing sites have health and safety management systems certified to ISO 45001, which was migrated from Occupational Health and Safety Assessment Series 18001 in fiscal year 2021. We work hard to keep our employees safe and healthy, which is why our global health and safety standards, as well as our accompanying management systems, frequently go beyond country or industry-level guidelines. We also hosted health and safety regulatory visits that focused on issues such as safety, radiation, fire codes, food and transportation. Remaining focused on the continuous improvement of employee health and safety, we continued to provide comprehensive health and safety training to our employees in fiscal year 2021. We emphasize e-learning courses as our main vehicle for delivering such training because employees can learn at their own pace. In response to the COVID-19 pandemic and to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate we implemented significant safety protocols over the past 15 months, including employees working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities, suspending employee travel, refraining from meeting in person with customers and suppliers, health and temperature screenings, contact tracing and enhanced cleaning procedures. We will continue to monitor the impact of the COVID-19 pandemic and will adjust these measures over time as appropriate to protect the health and well-being of our employees, customers, suppliers and communities.

Development, Retention, Compensation, Benefits & Engagement. Our performance management system is a continuous process that helps team members focus on the right priorities. Meaningful conversations between managers and employees are the foundation of performance management at Seagate. We focus on dialogue centered around manager and employee conversations, and ongoing feedback, to align goals. This approach focuses on achieving high-quality productive dialogue between managers and employees. We also encourage our employees to participate in the many learning opportunities that are available at Seagate. The portfolio of learning and training formats include but are not limited to mentoring and coaching, e-learning opportunities, LinkedIn Learning classroom training, on-the-job training and other strategic internal programs that cover topics ranging from leadership and technical skills to health, safety and the environment. In addition, we are investing to re-skill and re-deploy employees as needed to support our future growth and respond to the changing demands of the business. For example, we launched a tool earlier this fiscal year that has already helped Seagate employees to establish networking and mentor connections as well as redeployment opportunities for hundreds of employees.
Our Total Rewards program is designed to attract, motivate and retain talented people in order to successfully meet our business goals. The program includes base pay, annual bonuses, commissions, equity awards, an employee share purchasing plan, retirement savings opportunities and other employee health and wellness benefits. Our compensation programs and guidelines are structured to align pay with performance and aim to provide internally and externally competitive total compensation.
Employee engagement is the psychological commitment and passion that drives discretionary effort. It predicts individual performance and is the measure of the relationship between employees and the Company. This year we expanded our engagement survey to include additional facets of the employee experience throughout the employee life cycle. Employee experience is what employees encounter and observe over the course of their career at Seagate. A positive employee experience can have an impact on everything from recruiting to Seagate's bottom line.
In our fiscal year 2021 survey, 92% of our global employees shared their feedback on their experience at Seagate. Following the conclusion of the survey, people managers were provided access to a dashboard with results that shared the key drivers of engagement specific to their own department. Managers were asked to follow our “Understand, Share and Take Action!” process to analyze their results, share and discuss with their teams, and create customized action plans designed to have the greatest impact to engagement for their particular department.
Giving Back. Our community engagement program is designed to provide support to our local communities, with an emphasis on science, technology, engineering and mathematics (“STEM”) and also addressing health and human services, and environmental opportunities. The program is reflective of Seagate’s vertically integrated model, with multiple large facilities across EMEA, Asia and the United States. Accordingly, the program is highly localized, involving a cross-functional process to identify and execute on opportunities that are meaningful locally.
In general, we maintain an emphasis on STEM, targeting K-12 students, supporting STEM efforts in a way that is age-appropriate and allows for fun as well as learning. In fiscal year 2021, due to COVID-19, Seagate pivoted to virtual engagements and funding of STEM partners as they worked to deliver their programs online or in a socially distanced manner. Seagate also increased support of health & human services partnerships due to the pandemic, such as support of food banks, clinics, and non-profit organizations providing COVID-19 health care and relief, while sustaining many of our ongoing community partnerships.
Financial Information
Financial information for our reportable business segment and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data—Note 16. Business Segment and Geographic Information.”
Corporate Information
Seagate Technology Holdings public limited company is a public limited company organized under the laws of Ireland.
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
Information About Our Executive Officers
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 6, 2021. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	54	Director and Chief Executive Officer
Gianluca Romano	52	Executive Vice President and Chief Financial Officer
Jeffrey D. Nygaard	57	Executive Vice President, Global Operations
Katherine E. Schuelke	58	Senior Vice President, Chief Legal Officer and Corporate Secretary
Ban Seng Teh	55	Executive Vice President, Global Sales and Sales Operations
Jeffrey Fochtman	47	Senior Vice President, Business and Marketing
Ravinandan Naik	50	Executive Vice President, Storage Services and Chief Information Officer

Dr. William D. Mosley, 54, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 25, 2017. He was previously our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 52, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Jeffrey D. Nygaard, 57, has served as our Executive Vice President, Operations, Product Development and Technology Development since November 2018; his areas of responsibility expanded to include Quality in October 2019 and Customer Technical Engagement in April 2020. Mr. Nygaard also served as our Executive Vice President, Global Operations from October 2017 to November 2018; Senior Vice President, Global Operations and Supply Chain from March 2017 to October 2017; Senior Vice President, Recording Head Operations from May 2013 to February 2017; Vice President Slider, HGA, HSA Operations from 2011 to April 2013; Vice President and Country Manager, Thailand and Penang Operations from 2009 to 2011; Vice President and Country Manager, Thailand Operations and Asia Drive Engineering from 2006 to 2009; and Vice President, Product and Process Development from 2004 to 2006. From 1994 to 2006, Mr. Nygaard served in varying roles of increasing responsibilities in engineering at Seagate until his promotion to Vice President. Mr. Nygaard began his career with Raytheon and IBM where he held positions as a design engineer and senior engineer.

Katherine E. Schuelke, 58, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. From 2011 to January 2016, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary at Altera Corporation (“Altera”), a manufacturer of programmable logic devices. Prior to that, Ms. Schuelke was Vice President, General Counsel, and Secretary at Altera from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001. Ms. Schuelke began her career at an international law firm. Ms. Schuelke serves on the board of directors of SiTime Corporation, a provider of silicon timing solutions, and on its Compensation and Nominating and Corporate Governance Committees.
Ban Seng Teh, 55, has served as our Executive Vice President of Global Sales and Sales Operations since February 2021. Prior to that, Mr. Teh served as Senior Vice President of Global Sales and Sales Operations from November 2014 to February 2021. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.
Jeffrey Fochtman, 47, has served as our Senior Vice President, Business and Marketing since April 2020. Prior to that Mr. Fochtman served as our Vice President, Global Marketing and Consumer Solutions Group from February 2019 to April 2020; as VP, Global Marketing from August 2015 to February 2019; as Senior Director of Global Marketing from April 2012 to August 2015; and as Director of Marketing from October 2007 to October 2009. Prior to re-joining Seagate, he was VP of Marketing and Sales at Pogoplug, a data storage company, from October 2009 to March 2012; and he served as a Product Marketing Manager at Hitachi, a multinational conglomerate, from February 2001 to October 2007.
Ravinandan Naik, 50 has served as our Executive Vice President of Storage Services and Chief Information Officer (“CIO”) since February 2021. Prior to that Mr. Naik served as Senior Vice President Corporate Strategy and CIO from January 2019 to February 2021, and Senior Vice President and CIO from June 2017 to January 2019. Prior to joining Seagate in 2017, Mr. Naik was the Senior Vice President of Technology at Katerra, a technology startup in the construction industry. Mr. Naik worked for SanDisk, a supplier of flash storage products, as Senior Vice President and CIO from 2013 to May 2016, and Head of Global Real Estate, Workplace and Corporate Physical Security from January 2012 to April 2016, Vice President and CIO from 2009 to 2013, and Director of the Enterprise Resource Planning Program from 2007 to 2009. Before that, he held leadership positions at Mercury Interactive, a software company, Hewlett Packard, an information technology company, and 3Com Corporation, a digital electronics manufacturer.
ITEM 1A.RISK FACTORS
Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, brand and/or the price of our outstanding ordinary shares, and make an investment in our ordinary shares speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below. Additional risks beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K may apply to our business and operations as currently conducted or as we may conduct them in the future or to the markets in which we currently, or may in the future, operate.

Risks Related to our Business, Operations and Industry
•Our ability to increase our revenue and maintain our market share depends on our ability to successfully introduce and achieve market acceptance of new products on a timely basis. If our products do not keep pace with customer requirements, our results of operations will be adversely affected.
•We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price, could harm our ability to compete.
•We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers.
•We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.
•We must plan our investments in our products and incur costs before we have customer orders or know about the market conditions at the time the products are produced. If we fail to predict demand accurately for our products or if the markets for our products change, we may be unable to meet demand or we may have insufficient demand, which may materially adversely affect our financial condition and results of operations.

•Changes in demand for computer systems, data storage subsystems and consumer electronic devices may in the future cause a decline in demand for our products, or an increase in demand for our products that we are unable to meet.
•We experience seasonal declines in the sales of our consumer products during the second half of our fiscal year which may adversely affect our results of operations.
•We may not be successful in our efforts to grow our systems, SSD and Lyve revenues.
•Our worldwide sales operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations, increased costs, and global health outbreaks.
•The ongoing COVID-19 pandemic has impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related effects will adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
•If we do not control our fixed costs, we will not be able to compete effectively.
Risks Associated with Supply and Manufacturing
•If we experience shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.
•Shortages or delays in critical components, as well as reliance on single-source suppliers, can affect our production and development of products and may harm our operating results.
•We have a long and unpredictable sales cycle for nearline and mission critical storage solutions, which impairs our ability to accurately predict our financial and operating results in any period and may adversely affect our ability to forecast the need for investments and expenditures.
•If revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers.
•Due to the complexity of our products, some defects may only become detectable after deployment.
Risks Related to Human Capital
•The loss of or inability to attract key executive officers and employees could negatively impact our business prospects.
•We are subject to risks related to corporate and social responsibility and reputation.
Risks Related to Financial Performance or General Economic Conditions
•We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness.
•We are subject to counterparty default risks.
•Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.
•Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.
•Changes in the macroeconomic environment may in the future negatively impact our results of operations.
•Political events, war, terrorism, natural disasters, public health issues and other circumstances could materially adversely affect our results of operations and financial condition.
Legal, Regulatory and Compliance Risks
•Our business is subject to various laws, regulations, governmental policies, litigation, governmental investigations or governmental proceedings that may cause us to incur significant expense or adversely impact our results or operations and financial condition.
•Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any changes to or violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Changes in U.S. trade policy, including the imposition of sanctions or tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

•We may be unable to protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations.
•We are at times subject to intellectual property proceedings and claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition.
•Our business and certain products and services depend in part on IP and technology licensed from third parties, as well as data centers and infrastructure operated by third parties.
Risks Related to Information Technology, Data and Information Security
•We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches or incidents that disrupt our operations or result in the dissemination of proprietary or confidential information of our customers or about us or our customers or other third parties.
•We must successfully maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Owning our Ordinary Shares
•The price of our ordinary shares may be volatile and could decline significantly.
•Any decision to reduce or discontinue the payment of cash dividends to our shareholders or the repurchase of our ordinary shares pursuant to our previously announced share repurchase program could cause the market price of our ordinary shares to decline significantly.

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

Our ability to increase our revenue and maintain our market share depends on our ability to successfully introduce and achieve market acceptance of new products on a timely basis. If our products do not keep pace with customer requirements, our results of operations will be adversely affected.
The markets for our products are characterized by rapid technological change, frequent new product introductions and technology enhancements, uncertain product life cycles and changes in customer demand. The success of our products and services also often depends on whether our offerings are compatible with our customers’ or third-parties’ products or services and their changing technologies. Our customers demand new generations of storage products as advances in computer hardware and software have created the need for improved storage, with features such as increased storage capacity, enhanced security, energy efficiency, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future.
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share, revenue and results of operations in the future may be adversely affected if we fail to:
•develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts, or we are unable to execute successfully;
•consistently maintain our time-to-market performance with our new products;
•produce these products in adequate volume;
•meet specifications or satisfy compatibility requirements;
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
In addition, the concentration of customers in our largest end markets magnifies the potential effect of missing a product qualification opportunity. If the delivery of our products is delayed, our customers may use our competitors’ products to meet their requirements.

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
We face intense competition in the data storage industry. Our principal sources of competition include HDD and SSD manufacturers, and companies that provide storage subsystems, including electronic manufacturing services and contract electronic manufacturing.
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
We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance have resulted in increased competition with our lower capacity, smaller form factor disk drives. Some customers for both mass capacity storage and legacy markets have adopted SSDs as an alternative to hard drives in certain applications. Further adoption of SSDs or other alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers.
Some of our key customers account for a large portion of our revenue. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be difficult or costly for us to attract new key customers. Conversely, if one of our key customers unexpectedly increases its orders, we may be unable to produce the additional product volumes in a timely manner or take advantage of any overall increased market demand. This could damage our customer relationships and reputation, which may adversely affect our results of operations.
Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Furthermore, if such customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our results of operations. If a significant transaction or regulatory impact involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.

We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.
A substantial portion of our sales has been to distributors and retailers of disk drive products. Certain of our distributors and retailers may also market competing products. We face significant competition in this distribution channel as a result of limited product qualification programs and a focus on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility. In addition, deterioration in business and economic conditions could exacerbate price erosion and volatility as distributors or retailers lower prices to compensate for lower demand and higher inventory levels. Our distributors’ and retailers’ ability to access credit to fund their operations may also affect their purchases of our products. If prices decline significantly in this distribution channel or our distributors or retailers reduce purchases of our products or if distributors or retailers experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.
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
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience higher inventory carrying costs, manufacturing rework costs and product obsolescence. Conversely, if we underestimate demand, we may have insufficient inventory to satisfy demand and may have to forego sales.
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
•key customers deferring or canceling purchases or delaying product acceptances, or unexpected increases in their orders;
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
Changes in demand for computer systems, data storage subsystems and consumer electronic devices may in the future cause a decline in demand for our products, or an increase in demand for our products that we are unable to meet.
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
Sales to the legacy markets remain an important part of our business. These markets, however, have been, and we expect them to continue to be, adversely affected by:
•announcements or introductions of major new operating systems or semiconductor improvements or shifts in customer preferences, performance requirements and behavior, such as the shift to tablet computers, smart phones, NAND flash memory or similar devices that meet customers’ cost and capacity metrics;
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
In addition, we believe announcements regarding competitive product introductions from time to time have caused customers to defer or cancel their purchases, making certain inventory obsolete. Whenever an oversupply of products in the market causes our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual, which may materially adversely affect our financial results.
We experience seasonal declines in the sales of our consumer products during the second half of our fiscal year which may adversely affect our results of operations.
In certain end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. Retail sales of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions.
We may not be successful in our efforts to grow our systems, SSD and Lyve revenues.
We have made and continue to make investments to grow our systems, SSD and Lyve platform revenues. Our ability to grow systems, SSD and Lyve revenues is subject to the following risks:
•we may be unable to accurately estimate and predict data center capacity and requirements;
•we may not be able to offer compelling solutions or services to enterprises, subscribers, or consumers;
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
Our worldwide sales operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations, increased costs, and global health outbreaks.
We are a global company and have significant sales operations outside of the United States, including sales personnel and customer support operations. We also generate a significant portion of our revenue from sales outside the U.S. Disruptions in the economic, environmental, political, legal or regulatory landscape in the countries where we operate may have a material adverse impact on our manufacturing and sales operations. Disruptions in financial markets and the deterioration of global economic conditions have had and may continue to have an impact on our sales to customers located in, or whose end-user customers are located in such countries.

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
The occurrence of a pandemic disease, such as the recent COVID-19 pandemic, has impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our customers.
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
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread. The impact of the pandemic on our business has included or could in the future include:
•disruptions to or restrictions on our ability to ensure the continuous manufacture and supply of our products and services, including insufficiency of our existing inventory levels and temporary or permanent closures or reductions in operational capacity of our facilities or the facilities of our direct or indirect suppliers or customers, and any supply chain disruptions;
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
•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate;
•increased vulnerability to cyberattacks due to the significant number of employees working remotely; and
•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.

The COVID-19 pandemic has increased economic and demand uncertainty. It continues to affect our business in both positive and negative ways, and there is uncertainty around its duration and impact. In some markets or industries where work-from-home or shelter-in-place orders have driven an increase in sales for certain of our products, the demand may not be sustainable if conditions change. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend on future developments, including the impact of any virus mutations or new strains of COVID-19 and the distribution and efficacy of the vaccine, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak or variants thereof. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, direct and indirect suppliers, partners, and customers. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.
If we do not control our fixed costs, we will not be able to compete effectively.
We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while at the same time controlling expenses. If we do not control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts and efforts to increase automation. Our restructuring efforts may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially adversely affect our financial results.
RISKS ASSOCIATED WITH SUPPLY AND MANUFACTURING
If we experience shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.
The cost, quality, availability and supply of components, subassemblies, certain equipment and raw materials used to manufacture our products and key components like recording media and heads are critical to our success. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. In addition, the equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Our efforts to control our costs, including capital expenditures, may also affect our ability to obtain or maintain such inputs and equipment, which could affect our ability to meet future demand for our products.
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. In light of this small, consolidated supplier base, if our suppliers increased their prices our results of operations would be negatively affected. Also, many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, the occurrence of local or global health issues or pandemics (such as COVID-19), acts of terrorism and an unpredictable geopolitical climate, which may have a material impact on the production, availability and transportation of many components. We have experienced and continue to experience disruptions in our supply chain due to the impact of the COVID-19 pandemic, which has also impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key direct and indirect suppliers. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience disruption in our supply chain, including shortages in supply or increases in production costs, which would materially adversely affect our results of operations. The current worldwide shortage of semiconductors may exacerbate these risks.

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
We cannot assure you that we will be able to obtain critical components in a timely and economic manner. The industry is currently experiencing a global shortage of semiconductors. In addition, many of our suppliers’ manufacturing facilities are fully utilized. If they fail to invest in additional capacity or deliver components in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected.
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
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet all of our purchase commitments with these suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we are unable to fully utilize our purchase commitments or if we shift output from our internal manufacturing facilities in order to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
Due to the complexity of our products, some defects may only become detectable after deployment.
Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Our products may contain a defect or be perceived as containing a defect by our customers as a result of improper use or maintenance. Lead times required to manufacture certain components are significant, and a quality excursion may take significant time and resources to remediate. Defects in our products, third-party components or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:
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
RISKS RELATED TO HUMAN CAPITAL
The loss of or inability to attract key executive officers and employees could negatively impact our business prospects.
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel, including in the U.S., Thailand, China, Singapore and Northern Ireland, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. The reductions in workforce that result from our historical restructurings have also made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders, and the communities in which we operate. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct, and human rights. Any harm to our reputation could impact employee engagement and retention, our corporate culture, and the willingness of customers, suppliers, and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business.
RISKS RELATED TO FINANCIAL PERFORMANCE OR GENERAL ECONOMIC CONDITIONS
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
In addition, in the event that we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt or incur additional debt to fund our operations at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital.
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

Further, our customers could have reduced access to working capital due to global economic conditions, higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s, or their bank’s financial condition or the inability to access other financing, which would increase our credit and non-payment risk, and could result in an increase in our operating costs or a reduction in our revenue. Also, our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period. In addition, some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as original design manufacturers, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk.
Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.
Our quarterly revenue and results of operations fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, have been and may continue to be precipitated by a variety of factors, including:
•uncertainty in global economic and political conditions, or adverse changes in the level of economic activity in the major regions in which we do business;
•pandemics, such as COVID-19, or other global health issues that impact our operations as well as those of our customers and suppliers;
•competitive pressures resulting in lower prices by our competitors which may shift demand away from our products;
•announcements of new products, services or technological innovations by us or our competitors, and delays or problems in our introduction of new, more cost-effective products, the inability to achieve high production yields or delays in customer qualification or initial product quality issues;
•changes in customer demand or the purchasing patterns or behavior of our customers;
•application of new or revised industry standards;
•disruptions in our supply chain, including increased costs or adverse changes in availability of supplies of raw materials or components;
•the impact of corporate restructuring activities that we have and may continue to engage in;
•changes in the demand for the computer systems and data storage products that contain our products;
•unfavorable supply and demand imbalances;
•our high proportion of fixed costs, including manufacturing and research and development expenses;
•any impairments in goodwill or other long-lived assets;
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
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products and/or result in significant decreases in our product prices. Other factors that could have a material adverse effect on demand for our products and on our financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior.
Macroeconomic developments such as the withdrawal of the United Kingdom (“U.K.”) from the European Union (“EU”), slowing economies in parts of Asia and the Americas, increased tariffs between the U.S. and China, Mexico and other countries, or adverse economic conditions worldwide resulting from the COVID-19 pandemic and efforts of governments and private industry to slow the pandemic or efforts of governments to stimulate the economy, which may increase the risk of significant inflation, could negatively affect our business, operating results or financial condition which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity, wildfires and drought conditions, and in Asia, near major earthquake faults known for seismic activity. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities. Many of our suppliers and customers are also located in areas with risks of natural disasters. For example, many of our component suppliers are geographically concentrated in Thailand, which suffered severe flooding in October 2011 resulting in a material impact on the production and availability of many components, which caused significant increases in the cost of components. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and results of operations could be materially adversely affected. Further, governmental regulations related to the environment such as Singapore’s recent adoption of a law restricting data center development may also adversely affect our customers or our introduction of new products or services resulting in adverse effects on our financial condition and results of operations.

Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations or cost increases in freight and other logistical services, governmental actions limiting the movement of products or employees between regions, increases in or changes to data collection and reporting obligations, delays in production ramps of new products, and disruptions in our operations and those of some of our key direct and indirect suppliers and customers. For example, the recent COVID-19 pandemic resulted in government-imposed travel restrictions, border closures, stay-at-home orders, facility closures or operating constraints in a number of our global locations, disruptions in our operations and those of our suppliers, partners, and customers, increases in air freight rates, limited numbers of employees available to staff manufacturing operations, and shortages of supplies of personal protective equipment required for our manufacturing operations. If any of these circumstances continue for an extended period of time, our manufacturing ability and capacity, or those of our key direct and indirect suppliers or customers, could be impacted, and our results of operations and financial condition could be adversely affected.
LEGAL, REGULATORY AND COMPLIANCE RISKS
Our business is subject to various laws, regulations, governmental policies, litigation, governmental investigations or governmental proceedings that may cause us to incur significant expense or adversely impact our results or operations and financial condition.
Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, governmental focus on antitrust and competition law, improper payments, the environment, data privacy, security and sovereignty, currency exchange controls, conflict minerals, import and export controls, complex economic sanctions, and the enactment of U.S. tax reform and potential further changes to global tax laws have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, and the European Union each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, data privacy and sovereignty, price controls and international trade.
Our business is subject to state, federal, and international data privacy and data protection regulations, involving matters including data use, data localization, data transfer, data storage, data retention and deletion, data access, and data security. Compliance with these laws and regulations can be onerous and have increased and may continue to increase our cost of doing business globally or otherwise adversely impact financial results. Our introduction of new products or services, changes to our existing products or services, or the manner in which our customers utilize our products or services may result in new or enhanced costly compliance requirements or governmental or regulatory scrutiny that could adversely affect our business and financial results. Data privacy and data protection regulations also continue to change and may be inconsistent from jurisdiction to jurisdiction and may adversely affect our business by requiring changes to our business practices, limiting our ability to offer a product or service, or making our products or services less attractive to customers. Laws and regulations related to data transfers, including, data localization, data access, and data storage, also continue to develop and have been subject to regulatory and judicial scrutiny. In many cases, these laws apply to transfers of information between us and our subsidiaries, and among us, our subsidiaries and our customers or other parties with which we have commercial relations. If we are restricted in our sharing of data among countries and regions in which we operate, among our subsidiaries, or with third parties with which we have a commercial relationship, it may increase our compliance costs and adversely impact our operations, the ability to provide our products or services, or the manner in which we provide our product or services. Our business is subject to state, federal, and international laws and regulations that subject us to requirements to notify vendors, customers, or employees of a data security breach. A data security breach or actual or perceived non-compliance with data privacy and data protection laws could result in damage to our brand including decreased customer demand for our products or services, significant financial penalties and liability, governmental investigations and proceedings, ongoing audit requirements, private or class actions, and unanticipated changes to our data handling or processing practices. We cannot be certain that our insurance coverage is adequate for data-handling or data-security liabilities incurred, or that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed our insurance coverage, or changes in our insurance policies, could have a material adverse effect on our business, including our financial condition, operating results and reputation. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to our operations, and our products and services used by individuals in Europe. Failure to comply with the GDPR could result in significant penalties of up to 4% of our worldwide revenue. The California Consumer Privacy Act (“CCPA”), which took effect in January 2020, imposed substantial compliance requirements and new rights for California consumers. Violations of the CCPA carry substantial civil penalties and the law creates a private right of action for certain data breaches. The California Privacy Rights Act, effective January 1, 2023, and the Colorado Privacy Act, effective July 1, 2023, will impose additional privacy-related requirements that may increase our cost of doing business, or adversely affect our business.

Further, the sale and manufacturing of products in certain states and countries has and may continue to subject us and our suppliers to state, federal and international laws and regulations governing protection of the environment, including those governing climate change, discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. We endeavor to ensure that we and our suppliers comply with all applicable environmental laws and regulations, however, compliance has increased and may continue to increase our operating costs and may otherwise impact future financial results. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material adverse effect on our financial condition or results of operations.
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
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings arising in the normal course of business. In the event of litigation, government investigations or governmental proceedings, we are subject to the inherent risks and uncertainties that may result if outcomes differ from our expectations. In the event of adverse outcomes in any litigation, investigation or government proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, which could materially harm our business. The costs associated with litigation and government investigations can also be unpredictable depending on the complexity and length of time devoted to such litigation or investigation. Litigation, investigations or government proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
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

Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any changes to or violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the U.S., China or another country will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities.
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to those targets or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers which are located in geographies that have been the focus of recent changes in U.S. policies. Any limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations and financial condition.
Other countries also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to sell or distribute our products and services or could limit our partners’ or customers’ ability to sell or use our products and services in those countries, which could materially adversely affect our business, results of operations and financial condition. Violations of these regulations may result in significant penalties and fines. Changes in our products and services or future changes in export and import regulations may create delays in the introduction of our products and services in those countries, prevent our customers from deploying our products and services globally or, in some cases, prevent the export or import or sale of our products and services to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, in the countries where we operate could result in decreased use of our products and services by, or in our decreased ability to export or sell our products and services to, new or existing customers, which could materially adversely affect our business, results of operations and financial condition.
If we were ever found to have violated applicable export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, results of operations and financial condition. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Changes in U.S. trade policy, including the imposition of sanctions or tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
We face uncertainty with regard to U.S. government trade policy. Current U.S. government trade policy includes tariffs on certain non-U.S. goods, including information and communication technology products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties, could lower our margin on products sold and negatively impact our financial performance. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties. Such policies could make it more difficult or costly for us to export our products to those countries, therefore negatively impacting our financial performance.

We may be unable to protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations.
We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, security measures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing patents, trademarks and other intellectual property rights of third parties. We expect that we will be involved in similar disputes in the future.
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

Our business and certain products and services depend in part on IP and technology licensed from third parties, as well as data centers and infrastructure operated by third parties.
Some of our business and some of our products rely on or include software licensed from third parties, including open source licenses. We may not be able to obtain or continue to obtain licenses from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. Third-party components and technology may become obsolete, defective or incompatible with future versions of our products or services, or our relationship with the third party may deteriorate, or our agreements may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we monitor and manage our use of third-party software, including both proprietary and open source license terms to avoid subjecting our products and services to conditions we do not intend, such as the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. The terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products or services. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, financial condition, results of operations and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts.
In addition, we also rely upon third-party hosted infrastructure partners globally to serve customers and operate certain aspects of our business or services. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
RISKS RELATED TO INFORMATION TECHNOLOGY, DATA AND INFORMATION SECURITY
We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches or incidents that disrupt our operations or result in the dissemination of proprietary or confidential information of our customers or about us or our customers or other third parties.
Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as customers and suppliers, and we will store subscribers’ data on our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, and maintenance of data, such as corruption, loss or unavailability of, or damage to, and other security risks to, data, will continue to increase. We use third-party vendors to store and otherwise process data for us and they face similar risks. The measures we and our vendors have implemented to secure our computer equipment and our and our customers’ data have been and may continue to be vulnerable to phishing, employee error, hacking, ransomware and other cyberattacks, malfeasance, system error or other irregularities or incidents, including from breaches and incidents or attacks at third party vendors we utilize, and may not be sufficient for all eventualities, including sustained maintenance of remote working requirements. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages with respect to claims relating to a security breach or other security-related matter. Experienced computer programmers and threat actors may be able to penetrate our network security, misappropriate or compromise our confidential information and other data or that of our customers, suppliers or other third parties, create system disruptions or cause shutdowns. Computer programmers and threat actors also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products and services or otherwise exploit any security vulnerabilities of our products and services. Such attempts are increasing in technical sophistication, number and the ability to evade detection or to obscure such activities. We anticipate that these threats will continue to grow in scope and complexity over time. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we take steps to protect against and detect such attempts, our efforts may not be sufficient for all eventualities, including sustained maintenance of remote working requirements. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system or our services. We have been, and will likely continue to be, subject to computer viruses or other malicious code, cyber-attacks or other computer-related attempts to breach the IT systems we use for these purposes. We have been and may also continue to be subject to IT system failures and network disruptions due to these factors. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have a material impact in the future. The insurance coverage we maintain that is intended to address certain data security risks may be insufficient to cover all types of claims or losses that may arise, and has been increasing in price over time. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a security breach or incident could be significant. System redundancy may be ineffective or inadequate, certain legacy IT systems may not be easily remediated, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We could lose existing or potential customers for cloud and outsourcing services or other IT solutions in connection with any actual or perceived security vulnerabilities in our products and services. Some of our products and services contain encryption and other measures implemented in an effort to protect third-party content stored on our products. Such measures may be compromised, breached or circumvented or otherwise fail and losses or unauthorized access to or releases of our, our customers’ or third parties’ confidential information may occur. Security breaches or incidents and unauthorized access to, or loss, corruption, unavailability, or the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties, has exposed us and could expose us, our vendors and customers or other third parties affected to a risk of loss or misuse of this information, and result in litigation or governmental investigations, fines, penalties, indemnity obligations and other potential liability and costs for us, materially damage our brand or otherwise materially harm our business. In addition, we rely in certain capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us. Our business, brand and reputation could also be materially adversely affected by media or other reports of perceived security vulnerabilities in our products, services, network or processes, even if unsubstantiated.
We must successfully maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we expand and improve our IT systems to support our business going forward. Consequently, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools, including in connection with the sustained maintenance of remote working requirements. For example, we are currently implementing a new global enterprise resource planning system, which is a multi-year process. These types of activities subject us to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs have caused and may continue to cause disruptions in our business operations, increase data security risks, and may have a material adverse effect on our business, financial condition and results of operations.
RISKS RELATED TO OWNING OUR ORDINARY SHARES
The price of our ordinary shares may be volatile and could decline significantly.
The market price of our ordinary shares has experienced price fluctuations and could be subject to wide fluctuations in the future. The market price of our ordinary shares has fluctuated and may continue to fluctuate or decline significantly in response to various factors some of which are beyond our control, including:
•general stock market conditions, or general uncertainty in stock market conditions due to global economic conditions and negative financial news unrelated to our business or industry, including the impact of the COVID-19 pandemic;
•the timing and amount of or the discontinuance of our share repurchases;
•actual or anticipated variations in our results of operations;
•announcements of innovations, new products, significant contracts, acquisitions, or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;
•our failure to meet our guidance or the performance estimates of investment research analysts, or changes in financial estimates by investment research analysts;
•significant announcements by or changes in financial condition of a large customer;
•actual or perceived security breaches or security vulnerabilities;
•the occurrence of major catastrophic events , including natural disasters, acts of war or climate change;
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program may be suspended or discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our principal executive offices are located in Ireland. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire on various dates through 2067.

Our main material manufacturing, product development and marketing and administrative facilities at July 2, 2021 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Owned	412,000	Product development, marketing and administrative and operational offices
Colorado	Owned	528,000	Product development, administrative and operational offices
Minnesota	Owned/Leased	1,098,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	740,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,511,000	Manufacture of media, administrative and operational offices
Shugart	Owned (1)	410,000	Product development, administrative and operational offices
Thailand
Korat	Owned/Leased	2,733,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	453,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2067.
As of July 2, 2021, we owned or leased a total of approximately 9.7 million square feet of space worldwide. The 9.7 million square feet of owned or leased space includes a total of 68,000 square feet that is currently subleased. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
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
As of August 2, 2021, there were approximately 497 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2021 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 1, 2016 to July 2, 2021. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on July 1, 2016, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN
Among Seagate Technology Holdings plc, The S&P 500 Index
And The Dow Jones US Computer Hardware Index
600
500
400
300
200
100
0
7/1/2016
6/30/2017
6/29/2018
6/28/2019
7/3/2020
7/2/2021
Seagate Technology Holdings plc
S&P 500
Dow Jones US Computer Hardware

	7/1/2016	6/30/2017	6/29/2018	6/28/2019	7/3/2020	7/2/2021
Seagate Technology Holdings plc	$100.00	$171.58	$264.31	$233.43	$246.81	$476.38
S&P 500	100.00	117.64	134.53	143.17	155.41	228.38
Dow Jones US Computer Hardware	100.00	150.92	193.99	214.19	369.24	593.44
___________________________________
(1) $100 invested on 7/1/2016 in shares and in indices, including reinvestment of dividends.
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

Repurchases of Our Equity Securities
On October 21, 2020 and February 22, 2021, our Board of Directors authorized the repurchase of an additional $3.0 billion and $2.0 billion of our outstanding ordinary shares, respectively, and as a result, we had an aggregate authority to repurchase approximately $8.0 billion of our ordinary shares. As of July 2, 2021, $4.2 billion remained available for repurchase of ordinary shares under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with our Constitution. There is no expiration date on our repurchase authorizations.
The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended July 2, 2021, including shares withheld for statutory tax withholdings related to vesting of employee equity awards:

Period (In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1st Quarter through 3rd Quarter of Fiscal Year 2021	31	$58.51	31	$4,441
April 3, 2021 through April 30, 2021	1	83.44	1	4,366
May 1, 2021 through May 28, 2021	2	88.68	2	4,224
May 29, 2021 through July 2, 2021	—	85.32	—	4,223
Through 4th Quarter of Fiscal Year 2021	34		34	$4,223
___________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 6.[Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended July 2, 2021, July 3, 2020 and June 28, 2019.
You should read this discussion in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2021 comprised 52 weeks and ended on July 2, 2021. Fiscal year 2020 comprised 53 weeks and ended on July 3, 2020. Fiscal year 2019 comprised 52 weeks and ended on June 28, 2019. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Fiscal Year 2021 Summary. Overview of financial and other highlights affecting us in fiscal year 2021.
•Results of Operations. Analysis of our financial results comparing fiscal years 2021 and 2020 to the prior-year periods.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including potential sources of liquidity.
•Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 2, 2021 and an explanation of off-balance sheet arrangements.
•Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•For an overview of our business, see “Part I - Item 1. Business—Overview.”

Fiscal Year 2021 Summary
During fiscal year 2021, we shipped 535 exabytes of HDD storage capacity. We generated revenue of $10.7 billion, gross margins of 27%, net income of $1.3 billion and diluted EPS of $5.36 and our operating cash flow was $1.6 billion. We increased our unsecured revolving credit facility (“Revolving Credit Facility”) to $1.725 billion and issued $1.0 billion of new senior notes. We repurchased approximately 33 million of our ordinary shares for $2.0 billion and paid $649 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread, the effects of which began during our quarter ended April 3, 2020. We continued to incur certain supply chain and demand disruptions during the fiscal year 2021, as well as higher logistics and operational costs and softer or higher demand across certain markets due to the COVID-19 pandemic, which we expect to continue into our fiscal year 2022. Our customers also continued to experience certain supply chain and demand disruptions in fiscal year 2021, which we anticipate will continue into fiscal year 2022. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are complying with governmental rules and guidelines across all of our sites and are actively working on opportunities to lower our cost structure and drive further operational efficiencies. Although we are unable to predict the impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.
Corporate Reorganization
On May 18, 2021 we completed a corporate reorganization whereby a new Irish public limited company, Seagate Technology Holdings plc, serves as the publicly traded parent company of Seagate. The reorganization was carried out pursuant to a scheme of arrangement (the “Scheme”) under Irish law, which resulted in the exchange of ordinary shares of Seagate Technology plc for ordinary shares of Seagate Technology Holdings plc on a one-for-one basis. The purpose of the reorganization and the related transactions, which were completed on July 16, 2021, was to allow us to maintain our ability to make future distributions to our shareholders, including making dividend payments and effecting share redemptions and repurchases.
Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Revenue	$10,681	$10,509	$10,390
Cost of revenue	7,764	7,667	7,458
Gross profit	2,917	2,842	2,932
Product development	903	973	991
Marketing and administrative	502	473	453
Amortization of intangibles	12	14	23
Restructuring and other, net	8	82	(22)
Income from operations	1,492	1,300	1,487
Other expense, net	(144)	(268)	(115)
Income before income taxes	1,348	1,032	1,372
Provision (Benefit) for income taxes	34	28	(640)
Net income	$1,314	$1,004	$2,012

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Revenue	100%	100%	100%
Cost of revenue	73	73	72
Gross margin	27	27	28
Product development	8	9	10
Marketing and administrative	5	5	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	1	—
Operating margin	14	12	14
Other expense, net	(2)	(2)	(1)
Income before income taxes	12	10	13
Provision (Benefit) for income taxes	—	—	(6)
Net income	12%	10%	19%
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Revenues by Channel (%)
OEMs	69%	71%	70%
Distributors	18%	17%	17%
Retailers	13%	12%	13%
Revenues by Geography (%) (1)
Asia Pacific	49%	48%	49%
Americas	34%	34%	32%
EMEA	17%	18%	19%
Revenues by Market (%)
Mass capacity	60%	53%	43%
Legacy	32%	39%	50%
Other	8%	8%	7%

HDD Exabytes Shipped by Market
Mass capacity	417	317	202
Legacy	118	125	145
Total	535	442	347

HDD Price per Terabyte	$18	$22	$28
____________________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Fiscal Year 2021 Compared to Fiscal Year 2020
Revenue

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	Change	% Change
Revenue	$10,681	$10,509	$172	2%

Revenue in fiscal year 2021 increased approximately 2%, or $172 million, from fiscal year 2020, primarily due to an increase in mass capacity exabytes shipped, partially offset by price erosion and a decrease in legacy exabytes shipped.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	Change	% Change
Cost of revenue	$7,764	$7,667	$97	1%
Gross profit	2,917	2,842	75	3%
Gross margin	27%	27%
For fiscal year 2021, gross margin as a percentage of revenue remained flat compared to the prior fiscal year primarily due to improved product mix, offset by price erosion and higher logistics costs as a result of the COVID-19 pandemic.
Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	Change	% Change
Product development	$903	$973	$(70)	(7)%
Marketing and administrative	502	473	29	6%
Amortization of intangibles	12	14	(2)	(14)%
Restructuring and other, net	8	82	(74)	(90)%
Operating expenses	$1,425	$1,542	$(117)
Product Development Expense. Product development expenses for fiscal year 2021 decreased by $70 million from fiscal year 2020 primarily due to a $42 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our June 2020 restructuring plan and the additional fourteenth week in the quarter ended October 4, 2019, a $19 million decrease in information technology and software costs, a $9 million decrease in travel and entertainment expenses mainly as a result of the disruptions related to COVID-19, a $9 million decrease in materials expense and a $6 million decrease in outside services, partially offset by a $23 million increase in variable compensation expense.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2021 increased by $29 million from fiscal year 2020 primarily due to a $46 million increase in information technology and software costs and a $14 million increase in variable compensation expense, partially offset by a $12 million decrease in depreciation expense, an $11 million decrease in travel and entertainment expenses mainly as a result of disruptions related to COVID-19, an $8 million decrease in equipment expense and a $7 million decrease in rent expense.
Amortization of Intangibles. Amortization of intangibles for fiscal year 2021 decreased by $2 million, as compared to fiscal year 2020, due to certain intangible assets that reached the end of their useful lives.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2021 was $8 million, primarily comprised of workforce reduction costs and supplier transition costs, partially offset by a gain from the sale of a certain property and a gain upon termination of an operating lease.
Restructuring and other, net for fiscal year 2020 was $82 million, primarily comprised of restructuring charges related to the restructuring plan the Company committed to on June 1, 2020 to reduce our workforce by approximately 500 employees and charges related to a voluntary early exit program and other restructuring plans.
Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	Change	% Change
Other expense, net	$(144)	$(268)	$124	(46)%

Other expense, net for fiscal year 2021 decreased by $124 million compared to fiscal year 2020 primarily due to $62 million non-recurring losses in fiscal year 2020 from the repurchase and exchange of certain long-term debt, $51 million of strategic investment gains resulting from sales and upward adjustments in fiscal year 2021, a $49 million increase in equity method investment gains, a $15 million increase in gains on de-designated cash flow hedges and a $6 million decrease in strategic investment impairment charges. These changes were partially offset by a $20 million increase in foreign exchange remeasurement expense, a $19 million increase in interest expense due to the net increase in debt and a $17 million decrease in interest income primarily due to a decline in interest rates.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	Change	% Change
Provision for income taxes	$34	$28	$6	21%
We recorded an income tax provision of $34 million for fiscal year 2021 compared to an income tax provision of $28 million for fiscal year 2020. Our fiscal year 2021 income tax provision included net tax benefits of approximately $8 million associated with share-based compensation and $13 million related to the United Kingdom tax rate changes enacted in June 2021. Our fiscal year 2020 income tax provision included net tax benefits of approximately $12 million associated with share-based compensation and $16 million associated with the release of valuation allowances on deferred tax assets driven by our profitability outlook in the U.S.
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
Our income tax provision recorded for fiscal year 2021 and 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) tax benefits related to research credits.
Based on our ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.
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

For fiscal year 2020, gross margin as a percentage of revenue decreased compared to the prior fiscal year due to price erosion and higher logistics costs and factory under-utilization due to COVID-19 related disruptions, partially offset by improved product mix and lower depreciation expense due to the change in useful lives of our manufacturing equipment in the quarter ended October 4, 2019.
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
Amortization of Intangibles. Amortization of intangibles for fiscal year 2020 decreased by $9 million compared to fiscal year 2019, due to certain intangible assets reaching the end of their useful lives.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2020 was comprised of a $82 million, primarily comprised of restructuring charges related to the restructuring plan the Company committed to on June 1, 2020 to reduce our workforce by approximately 500 employees and charges related to a voluntary early exit program and other restructuring plans.
Restructuring and other, net for fiscal year 2019 was comprised of a $75 million net gain from the sale of a certain property, partially offset by charges related to a voluntary early exit program.
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

We recorded an income tax provision of $28 million for fiscal year 2020 compared to an income tax benefit of $640 million for fiscal year 2019. Our fiscal year 2020 income tax provision included net tax benefits of approximately $12 million associated with share-based compensation and $16 million associated with the release of valuation allowance on deferred tax assets driven by our profitability outlook in the U.S. Our fiscal year 2019 income tax benefit included a net tax benefit of $761 million primarily associated with the release of valuation allowance on deferred tax assets driven by improvements in our profitability outlook in the U.S., including our efforts to structurally and operationally align our systems business with the rest of the Company.
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
Our income tax provision recorded for fiscal year 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) tax benefits related to research credits. Our income tax benefit recorded for fiscal year 2019 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) a decrease in valuation allowances for certain deferred tax assets, primarily driven by improvements in our profitability outlook in the U.S.; and (ii) tax benefits related to non-U.S. and non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland.
Based on our ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe that our sources of cash have been and will continue to be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future. However, the challenges posed by the COVID-19 pandemic to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of July 2, 2021.
Cash and Cash Equivalents

	As of
(Dollars in millions)	July 2, 2021	July 3, 2020	Change
Cash and cash equivalents	$1,209	$1,722	$(513)
Our cash and cash equivalents decreased by $513 million from July 3, 2020 primarily as a result of repurchases of our ordinary shares of $2,047 million, payment of dividends to our shareholders of $649 million and payments for capital expenditures of $498 million, partially offset by net cash of $1,626 million provided by operating activities and net proceeds of $986 million from issuance of long-term debt. The following table summarizes results from the Consolidated Statement of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Net cash flow provided by (used in):
Operating activities	$1,626	$1,714	$1,761
Investing activities	(466)	(635)	846
Financing activities	(1,673)	(1,605)	(2,212)
Effect of foreign currency exchange rates	—	(1)	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(513)	$(527)	$394
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2021 was approximately $1.6 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $58 million in accrued employee compensation, primarily due to an increase in our variable compensation expense; partially offset by
•an increase of $64 million in inventories, primarily due to an increase in materials purchased for increased production of higher capacity drives and to mitigate supply chain disruptions; and
•an increase of $42 million in accounts receivable, primarily due to an increase in revenue.
Cash provided by operating activities for fiscal year 2020 was approximately $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $394 million in accounts payable, primarily due to timing of payments and an increase in materials purchased; partially offset by
•an increase of $166 million in inventories, primarily due to an increase in materials purchased for new product ramps and the potential for supply chain disruptions due to the COVID-19 pandemic; and
•an increase of $127 million in accounts receivable, primarily due to the timing of shipments.
Cash provided by operating activities for fiscal year 2019 was approximately $1.8 billion and includes the effects of net income adjusted for non-cash items including depreciation and amortization, share-based compensation, a release of valuation allowance related to our U.S. deferred tax assets and:
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
Cash (Used in) Provided by Investing Activities
In fiscal year 2021, we used $0.5 billion for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $498 million, partially offset by proceeds from the sale of investments of $29 million.
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

Cash Used in Financing Activities
Net cash used in financing activities of $1.7 billion for fiscal year 2021 was primarily attributable to the following activities:
•$2,047 million in payments for repurchases of our ordinary shares;
•$649 million in dividend payments; partially offset by
•$986 million from the issuance of Senior Notes; and
•$108 million in proceeds from the issuance of ordinary shares under employee stock plans.
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
Liquidity Sources
Our primary sources of liquidity as of July 2, 2021, consist of: (1) approximately $1.2 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.725 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
As of July 2, 2021, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through February 20, 2024.
As of July 2, 2021, cash and cash equivalents held by non-Irish subsidiaries was $1.2 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.
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
On July 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.67 per share, which will be payable on October 6, 2021 to shareholders of record as of the close of business on September 22, 2021.
As of July 2, 2021, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook and the information we currently have available to us, we expect to be in compliance with the covenants in our debt agreements over the next 12 months.
The carrying value of our debt as of July 2, 2021 and July 3, 2020 was $5.1 billion and $4.2 billion, respectively. The table below presents the principal amounts of our outstanding debt:

	As of
(Dollars in millions)	July 2, 2021	July 3, 2020	Change
4.250% Senior Notes due March 2022	$220	$229	$(9)
4.750% Senior Notes due June 2023	541	546	(5)
4.875% Senior Notes due March 2024	500	500	—
4.750% Senior Notes due January 2025	479	479	—
4.875% Senior Notes due June 2027	505	505	—
4.091% Senior Notes due June 2029	500	500	—
3.125% Senior Notes due July 2029	500	—	500
4.125% Senior Notes due January 2031	500	500	—
3.375% Senior Notes due July 2031	500	—	500
5.75% Senior Notes due December 2034	490	490	—
LIBOR based Term Loan due September 2025	481	500	(19)
	$5,216	$4,249	$967
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. Our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. During fiscal year 2021, we repurchased approximately 34 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of July 2, 2021, $4.2 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
For fiscal year 2022, we expect capital expenditures to be aligned to our updated long-term targeted range of 4% to 6% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.

Contractual Obligations and Commitments
Our contractual cash obligations and commitments as of July 2, 2021, are summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Contractual Cash Obligations:
Long-term debt	$5,216	$245	$1,091	$885	$2,995
Interest payments on debt	1,486	228	391	291	576
Purchase obligations (1)	1,658	1,497	91	56	14
Operating leases, including imputed interest (2)	65	15	20	9	21
Capital expenditures	269	204	65	—	—
Subtotal	8,694	2,189	1,658	1,241	3,606
Commitments:
Letters of credit or bank guarantees	31	22	—	—	9
Total	$8,725	$2,211	$1,658	$1,241	$3,615
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

As of July 2, 2021, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $3 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
As of July 2, 2021, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical accounting policies include: Revenue - Sales Program Accruals, Warranty and Income taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventories, assessing goodwill and other long-lived assets for impairment, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
Revenue - Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer's volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve estimating the most likely amount of rebates related to a customer's level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Total sales programs were 14%, 12% and 11% of gross revenue in fiscal years 2021, 2020 and 2019, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of gross revenue in fiscal years 2021, 2020 and 2019.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of July 2, 2021, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale debt securities were other-than-temporarily impaired as of July 2, 2021.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loan bears interest at a variable rate equal to London Interbank Offered Rate (“LIBOR”) plus a variable margin set on June 17, 2021.
In the quarter ended October 4, 2019, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the Term Loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $481 million as of July 2, 2021. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate on the Term Loan. The Company designated the interest rate swaps as cash flow hedges.

The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of July 2, 2021.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at July 2, 2021
	2022	2023	2024	2025	2026	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$553	$—	$—	$—	$—	$—	$553	$553
Average interest rate	0.03%						0.03%
Other debt securities
Fixed rate	$10	$—	$—	$—	$—	$8	$18	$18
Fixed interest rate	5.00%						5.00%
Debt
Fixed rate	$220	$541	$500	$479	$—	$2,995	$4,735	$5,009
Average interest rate	4.25%	4.75%	4.88%	4.75%		4.22%	4.40%
Variable rate	$25	$25	$25	$25	$381	$—	$481	$478
Average interest rate	3.29%	3.29%	3.29%	3.29%	3.29%		3.29%
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
We recognized a net gain of $14 million and a net loss of $7 million in Cost of revenue and Interest expense related to the loss of hedge designations on discontinued cash flow hedges during fiscal year 2021, respectively. We recognized $4 million in Other expense, net related to hedge ineffectiveness and discontinued cash flow hedges during fiscal year 2020.
The table below provides information as of July 2, 2021 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$215	$1.34	$(1)
Thai Baht	177	$31.01	(6)
Chinese Renminbi	94	$6.64	1
British Pound Sterling	70	$0.73	1
Total	$556		$(5)
___________________________________________________________________________________
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Fiscal Years Ended
	July 2, 2021	July 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,209	$1,722
Accounts receivable, net	1,158	1,115
Inventories	1,204	1,142
Other current assets	208	135
Total current assets	3,779	4,114
Property, equipment and leasehold improvements, net	2,181	2,129
Goodwill	1,237	1,237
Other intangible assets, net	29	58
Deferred income taxes	1,117	1,120
Other assets, net	332	272
Total Assets	$8,675	$8,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,725	$1,808
Accrued employee compensation	282	224
Accrued warranty	61	69
Current portion of long-term debt	245	19
Accrued expenses	608	602
Total current liabilities	2,921	2,722
Long-term accrued warranty	75	82
Other non-current liabilities	154	183
Long-term debt, less current portion	4,894	4,156
Total Liabilities	8,044	7,143
Commitments and contingencies (See Notes 14 and 15)
Shareholders’ Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 227,382,980 issued and outstanding at July 2, 2021 and 256,718,840 issued and outstanding at July 3, 2020	—	—
Additional paid-in capital	6,977	6,757
Accumulated other comprehensive loss	(41)	(66)
Accumulated deficit	(6,305)	(4,904)
Total Shareholders’ Equity	631	1,787
Total Liabilities and Shareholders’ Equity	$8,675	$8,930
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Revenue	$10,681	$10,509	$10,390

Cost of revenue	7,764	7,667	7,458
Product development	903	973	991
Marketing and administrative	502	473	453
Amortization of intangibles	12	14	23
Restructuring and other, net	8	82	(22)
Total operating expenses	9,189	9,209	8,903

Income from operations	1,492	1,300	1,487

Interest income	2	20	84
Interest expense	(220)	(201)	(224)
Other, net	74	(87)	25
Other expense, net	(144)	(268)	(115)

Income before income taxes	1,348	1,032	1,372
Provision (benefit) for income taxes	34	28	(640)
Net income	$1,314	$1,004	$2,012

Net income per share:
Basic	$5.43	$3.83	$7.13
Diluted	$5.36	$3.79	$7.06
Number of shares used in per share calculations:
Basic	242	262	282
Diluted	245	265	285
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Net income	$1,314	$1,004	$2,012
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on cash flow hedges:
Net unrealized gains (losses) arising during the period	15	(27)	—
(Gains) losses reclassified into earnings	(9)	3	—
Net change	6	(24)	—
Change in unrealized components of post-retirement plans:
Net unrealized gains (losses) arising during the period	1	(7)	(16)
Losses (gains) reclassified into earnings	3	1	—
Net change	4	(6)	(16)
Foreign currency translation adjustments	15	(2)	(2)
Total other comprehensive income (loss), net of tax	25	(32)	(18)
Comprehensive income	$1,339	$972	$1,994
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 28, 2019
OPERATING ACTIVITIES
Net income	$1,314	$1,004	$2,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397	379	541
Share-based compensation	112	109	99
Loss on redemption and repurchase of debt	1	58	—
Deferred income taxes	(4)	(6)	(690)
Other non-cash operating activities, net	(50)	52	(97)
Changes in operating assets and liabilities:
Accounts receivable, net	(42)	(127)	204
Inventories	(64)	(166)	80
Accounts payable	(14)	394	(268)
Accrued employee compensation	58	55	(84)
Accrued expenses, income taxes and warranty	(38)	(39)	(81)
Other assets and liabilities	(44)	1	45
Net cash provided by operating activities	1,626	1,714	1,761
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(498)	(585)	(602)
Proceeds from the sale of assets	4	1	144
Proceeds from settlement of foreign currency forward exchange contracts	—	—	29
Proceeds from redemption of debt security	—	—	1,283
Purchases of investments	(4)	(58)	(18)
Proceeds from sale of investments	29	7	10
Maturities of short-term investments	3	—	—
Net cash (used in) provided by investing activities	(466)	(635)	846
FINANCING ACTIVITIES
Redemption and repurchase of debt	(33)	(1,137)	(819)
Dividends to shareholders	(649)	(673)	(713)
Repurchases of ordinary shares	(2,047)	(850)	(963)
Taxes paid related to net share settlement of equity awards	(33)	(40)	(31)
Proceeds from issuance of long-term debt	1,000	994	245
Proceeds from issuance of ordinary shares under employee stock plans	108	103	69
Other financing activities, net	(19)	(2)	—
Net cash used in financing activities	(1,673)	(1,605)	(2,212)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(513)	(527)	394
Cash, cash equivalents and restricted cash at the beginning of the year	1,724	2,251	1,857
Cash, cash equivalents and restricted cash at the end of the year	$1,211	$1,724	$2,251
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$184	$226	$223
Cash paid for income taxes, net of refunds	$44	$51	$39
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For Fiscal Years Ended July 2, 2021, July 3, 2020 and June 28, 2019
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at, June 29, 2018	287	$—	$6,377	$(16)	$(4,696)	$1,665
Cumulative effect of adoption of new revenue standard					34	34
Net income					2,012	2,012
Other comprehensive loss				(18)		(18)
Issuance of ordinary shares under employee stock plans	4		69			69
Repurchases of ordinary shares	(21)				(966)	(966)
Tax withholding related to vesting of restricted share units	(1)				(31)	(31)
Dividends to shareholders ($2.52 per ordinary share)					(702)	(702)
Share-based compensation			99			99
Balance at, June 28, 2019	269	—	6,545	(34)	(4,349)	2,162
Impact of adoption of new lease standard					(2)	(2)
Net income					1,004	1,004
Other comprehensive loss				(32)		(32)
Issuance of ordinary shares under employee stock plans	6		103			103
Repurchases of ordinary shares	(17)				(847)	(847)
Tax withholding related to vesting of restricted share units	(1)				(40)	(40)
Dividends to shareholders ($2.58 per ordinary share)					(670)	(670)
Share-based compensation			109			109
Balance at, July 3, 2020	257	—	6,757	(66)	(4,904)	1,787
Net income					1,314	1,314
Other comprehensive income				25		25
Issuance of ordinary shares under employee stock plans	4		108			108
Repurchases of ordinary shares	(33)				(2,047)	(2,047)
Tax withholding related to vesting of restricted share units	(1)				(33)	(33)
Dividends to shareholders ($2.66 per ordinary share)					(635)	(635)
Share-based compensation			112			112
Balance at, July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”) and storage subsystems.
On May 18, 2021, Seagate Technology plc, now known as Seagate Technology Unlimited Company (“STUC”), and STX completed a scheme of arrangement pursuant to which STUC’s ordinary shares were acquired by STX and the ordinary shareholders of STUC received, on a one-for-one basis, new ordinary shares of STX (the “Scheme”). As a result of the Scheme, STUC is now a direct, wholly-owned subsidiary of STX, which is the successor issuer to STUC. In connection with the Scheme, STX assumed STUC’s existing obligations in connection with awards granted under STUC’s incentive plans and other similar employee awards and amended such plans and awards as necessary to provide for the issuance of STX’s registered shares rather than the ordinary shares of STUC upon the exercise or vesting of awards.

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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2021 and 2019 were comprised of 52 weeks and ended on July 2, 2021 and June 28, 2019, respectively. Fiscal year 2020 was comprised of 53 weeks and ended on July 3, 2020. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.
Summary of Significant Accounting Policies
Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s highly liquid investments are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable debt securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive loss, which is a component of Shareholders’ Equity. The Company evaluates the available-for sale debt securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Other cash equivalents are carried at cost, which approximates fair value.
Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents represent cash and cash equivalents that are restricted as to withdrawal or use for other than current operations.
Allowance for expected credit loss. The Company maintains an allowance for expected credit loss relating to its accounts receivable based upon expected collectability. This reserve is established based upon historical trends, global macroeconomic conditions, reasonable and supportable forecasts of future conditions and an analysis of specific exposures. The provision for expected credit loss is recorded as a charge to Marketing and administrative expense on the Company’s Consolidated Statements of Operations.

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
Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The costs of additions and substantial improvements to property, equipment and leasehold improvements, which extend the economic life of the underlying assets, are capitalized. The cost of maintenance and repairs to property, equipment and leasehold improvements is expensed as incurred.
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
Lease liabilities are measured at the present value of the remaining lease payments and ROU assets are based on the lease liability, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. For the Company’s leases that do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s estimated incremental borrowing rate based on the information available at the lease commencement date. Additionally, the Company’s lease term may include options to extend or terminate the lease. These options are reflected in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements do not contain any material residual value guarantees.
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
Derivative Financial Instruments. The Company records all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company excludes the change in forward points from the assessment of hedge effectiveness and recognizes the excluded component in Other, net in the Consolidated Statements of Operations. Foreign currency forward exchange contracts not designated as hedge instruments are used to economically hedge the foreign currency exposure on forecasted expenditures in currencies other than U.S. dollar. The Company recognizes the unrealized gains and losses due to the changes in the fair value of these contracts, as well as the related costs in Other, net in the Consolidated Statements of Operations.
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
The Company records estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For original equipment manufacturers (“OEMs”) sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from the Company or other agreed upon rebate programs. For the distribution and retail channel, these programs typically involve estimating the most likely amount of rebates related to a customer’s level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Marketing development program costs are accrued and recorded as a reduction to revenue at the same time that the related revenue is recognized.
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
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $13 million, $19 million and $22 million in fiscal years 2021, 2020 and 2019, respectively.
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
Equity Investments. From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives, which are accounted for either under equity method or the measurement alternative. These investments are included in Other assets, net in the Company's Consolidated Balance Sheets and are adjusted through Other, net in the Consolidated Statement of Operations.
Investments are accounted for under the equity method if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. These investments are measured at cost, less any impairment plus the Company's portion of investee’s income or loss. The Company uses the financial statements of investees to determine any adjustments, which are received on a one-quarter lag.
For equity investments where the Company does not have the ability to exercise significant influence and there are no readily determinable fair values, the Company has elected to apply the measurement alternative, under which investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis.
The Company’s strategic investments are periodically analyzed to determine whether or not there are indicators of impairment by assessing factors such as deterioration of earnings, adverse change in market/industry conditions, the ability to operate as a going concern, and other factors which indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statements of Operations.
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

Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for expected credit losses based upon factors surrounding the credit risk of customers, global macroeconomic conditions and an analysis of specific exposures. One customer accounted for 11% and 11% of the Company’s accounts receivable as of July 2, 2021 and July 3, 2020, respectively, and one customer accounted for 15% of the Company’s accounts receivable as of July 3, 2020.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 (ASC Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held to include future conditions in its estimate of expected credit losses. The Company adopted this new accounting pronouncement in the quarter ended October 2, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15 (ASC Subtopic 350-40), Intangibles—Goodwill and Other - Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company adopted this new accounting pronouncement in the quarter ended October 2, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 2, 2021:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$552	$—	$552
Time deposits and certificates of deposit	1	—	1
Other debt securities	18	—	18
Total	$571	$—	$571

Included in Cash and cash equivalents			$551
Included in Other current assets			2
Included in Other assets, net			18
Total			$571
As of July 2, 2021, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of July 2, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale debt securities were other-than-temporarily impaired as of July 2, 2021.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities at July 2, 2021 by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$553	$553
Due in 1 to 5 years	10	10
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$571	$571
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2020:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$495	$—	$495
Time deposits and certificates of deposits	56	—	56
Other debt securities	18	—	18
Total	$569	$—	$569

Included in Cash and cash equivalents			$549
Included in Other current assets			2
Included in Other assets, net			18
Total			$569
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019	June 29, 2018
Cash and cash equivalents	$1,209	$1,722	$2,220	$1,853
Restricted cash included in Other current assets	2	2	31	4
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,211	$1,724	$2,251	$1,857
As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations
Accounts Receivable, net
The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	July 2, 2021	July 3, 2020
Accounts receivable	$1,162	$1,120
Allowances for expected credit losses	(4)	(5)
Account receivable, net	$1,158	$1,115
Activity in the expected credit losses accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (1)	Balance at End of Period
Fiscal year ended June 28, 2019	$4	—	—	$4
Fiscal year ended July 3 2020	$4	1	—	$5
Fiscal year ended July 2, 2021	$5	—	(1)	$4
______________________________________________
(1)    Uncollectible accounts written off, net of recoveries.

In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During fiscal year 2021, the Company sold trade receivables without recourse for cash proceeds of $183 million, of which none remained subject to servicing by the Company as of July 2, 2021. During fiscal year 2020, the Company sold trade receivables without recourse for cash proceeds of $89 million, of which $10 million remained subject to servicing by the Company as of July 3, 2020. The discounts on trade receivables sold were not material for fiscal years 2021 and 2020.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	July 2, 2021	July 3, 2020
Raw materials and components	$375	$451
Work-in-process	443	313
Finished goods	386	378
Total inventories	$1,204	$1,142

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years (1)	July 2, 2021	July 3, 2020
Land and land improvements		$47	$48
Equipment	3 – 7	8,250	8,033
Buildings and leasehold improvements	Up to 30	1,881	1,848
Construction in progress		200	283
		10,378	10,212
Less: accumulated depreciation and amortization		(8,197)	(8,083)
Property, equipment and leasehold improvements, net		$2,181	$2,129
______________________________________________
(1)    Effective June 29, 2019, the Company changed its estimate of the useful lives of its manufacturing equipment from a range of three to five years to a range of three to seven years. Please refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for more details.
Depreciation expense, which includes amortization of leasehold improvements, was $368 million, $325 million and $464 million for fiscal years 2021, 2020 and 2019, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2021, 2020 and 2019, the Company capitalized interest of $5 million, $6 million and $3 million, respectively.
Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	July 2, 2021	July 3, 2020
Dividends payable	$153	$167
Other accrued expenses	455	435
Total	$608	$602

Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2019	$—	$(20)	$(14)	$(34)
Other comprehensive loss before reclassifications	(27)	(7)	(2)	(36)
Amounts reclassified from AOCL to Consolidated Statements of Operations	3	1	—	4
Other comprehensive loss	(24)	(6)	(2)	(32)
Balance at July 3, 2020	(24)	(26)	(16)	(66)
Other comprehensive gain before reclassifications	15	1	15	31
Amounts reclassified from AOCL to Consolidated Statements of Operations	(9)	3	—	(6)
Other comprehensive income	6	4	15	25
Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)

3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1,237 million as of July 2, 2021 and July 3, 2020. There were no additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2021, 2020 and 2019.
Other Intangible Assets
Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.
In fiscal years 2021, 2020 and 2019, amortization expense for other intangible assets was $29 million, $53 million and $77 million, respectively.
The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 2, 2021, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$43	$(30)	$13	1.8 Years
Customer relationships	71	(58)	13	1.2 Years
Other intangible assets	9	(6)	3	1.7 Years
Total amortizable other intangible assets	$123	$(94)	$29	1.5 Years

The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 3, 2020 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$199	$(179)	$20	1.5 Years
Customer relationships	71	(48)	23	2.2 Years
Trade name	2	(2)	—	0.2 Years
Other intangible assets	19	(4)	15	2.9 Years
Total amortizable other intangible assets	$291	$(233)	$58	2.1 Years

As of July 2, 2021, expected amortization expense for other intangible assets for each of the next two years is as follows:

(Dollars in millions)	Amount
2022	$20
2023	9
Thereafter	—
Total	$29

4.Debt
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement on February 20, 2019, which was amended on January 13, 2021 and May 18, 2021 (the “Credit Agreement”), increasing the size of the senior unsecured revolving credit facility (“Revolving Credit Facility”), capping the indebtedness guaranteed by certain of Seagate HDD Cayman’s material subsidiaries to an amount $100 million less than the amount that would give rise to a guarantee requirement by such subsidiaries in respect of any series of senior notes and amending certain definitions, covenants, and other provisions to contemplate STX as the parent entity as of the Scheme effective time, respectively. In connection with the May 18, 2021 amendment, STX entered into a joinder agreement pursuant to which, at the Scheme effective time, it became a party to and guarantor of the Credit Agreement. The Credit Agreement provides an up to $1.725 billion senior unsecured revolving credit facility and a term loan facility in an aggregate principal amount of $500 million (“Term Loan”). The Revolving Credit Facility has a final maturity of February 20, 2024 and the Term Loan has a final maturity date of September 16, 2025. The loans made under the Revolving Credit Facility and Term Loan will bear interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus a variable margin for each facility that will be determined based on the corporate credit rating of the Company. STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and Term Loan. The Revolving Credit Facility also allows such facility to increase by an additional $275 million, provided that (i) there has been, and will be after giving effect to such increase, no default, (ii) the increase is at least $25 million and (iii) the existing commitments under the facility receive 0.50% most favored nation protection. An aggregate amount of up to $75 million of the Revolving Credit Facility is available for the issuance of letters of credit, and an aggregate amount of up to $50 million of such facility is also available for swing line loans.
On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the Term Loan and the proceeds were used to repurchase a portion of its outstanding senior notes. The Term Loan is repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with the remaining balance payable upon maturity. The Company repaid $19 million principal amount of the Term Loan during fiscal year 2021.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of July 2, 2021 and expects to be in compliance for the next 12 months.
As of July 2, 2021, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility.
Long-Term Debt
$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes. The obligations under the 2018 Notes were fully and unconditionally guaranteed on a senior unsecured basis by Seagate Technology plc. The interest on the Notes was payable semi-annually on May 15 and November 15 of each year. On November 15, 2018, the 2018 Notes matured and the entire outstanding principal amount of $499 million was repaid, plus accrued and unpaid interest.
$750 million Aggregate Principal Amount of 4.25% Senior Notes due March 2022 (the “2022 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $750 million in aggregate principal amount of 4.25% Senior Notes which will mature on March 1, 2022. The obligations under the 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the 2022 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before February 1, 2022, Seagate HDD Cayman may redeem some or all of the 2022 Notes at a “make whole” redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2022 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2022 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate (as defined in the relevant Indenture) plus 40 basis points, minus accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2022 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2022 Notes being redeemed to, but excluding, the redemption date. During fiscal year 2021, $9 million aggregate principal amount of the 2022 Notes was repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During fiscal year 2020, $521 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, $250 million and $248 million principal amount of which were repurchased pursuant to cash tender offers for certain senior notes on September 18, 2019 and June 18, 2020 (the “Tender Offers”), respectively. The Company recorded an immaterial loss and a loss of $29 million on repurchases during fiscal years 2021 and 2020, respectively, which is included in Other, net in the Company’s Consolidated Statements of Operations. At any time on or after February 1,

2022, Seagate HDD Cayman may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). On May 22, 2013, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes, which will mature on June 1, 2023. The obligations under the 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. Seagate HDD Cayman may redeem the 2023 Notes in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the 2023 Notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. During fiscal years 2021 and 2019, $5 million and $10 million aggregate principal amount of the 2023 Notes was repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, respectively. During fiscal year 2020, $395 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, $200 million and $178 million principal amount of which was repurchased pursuant to the Tender Offers on September 18, 2019 and June 18, 2020, respectively. The Company recorded a loss of $1 million and $20 million for fiscal years 2021 and 2020, which is included in Other, net in the Company’s Consolidated Statement of Operations. The loss recorded on the repurchases in fiscal year 2019 was immaterial.
$500 million Aggregate Principal Amount of 4.875% Senior Notes due March 2024 (the “2024 Notes”). On February 3, 2017, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.875% Senior Notes which will mature on March 1, 2024. The obligations under the 2024 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2017. At any time before January 1, 2024, Seagate HDD Cayman may redeem some or all of the 2024 Notes at a “make-whole” redemption price, plus accrued and unpaid interest, if any. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2024 Notes redeemed, plus (2) the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 45 basis points, minus accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date over (b) the principal amount of the 2024 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2024 Notes being redeemed to, but excluding, the redemption date.
$1 billion Aggregate Principal amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). On May 28, 2014, Seagate HDD Cayman issued, in a private placement, $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which will mature on January 1, 2025. The obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the 2025 Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days’ notice, Seagate HDD may redeem some or all of the 2025 Notes at a ‘‘make-whole’’ redemption price. The ‘‘make-whole’’ redemption price will be equal to the greater of (1) 100% of the principal amount of the 2025 Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2025 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. On September 18, 2019, $170 million principal amount of the 2025 Notes was repurchased at a premium pursuant to the Tender Offers. During fiscal year 2019, $55 million aggregate principal amount of the 2025 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. For fiscal years 2020 and 2019 the Company recorded a loss of $8 million and a gain of approximately $1 million on the repurchases respectively, which is included in Other, net in the Company’s Consolidated Statements of Operations. On June 18, 2020, Seagate HDD Cayman completed an exchange offer in which the principal amount of $271 million of the 2025 Notes was exchanged for the principal amount of $297 million of the July 2029 Notes (as defined below). The exchange was accounted for as a debt modification with no gain or loss recognized.

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June 2027 (the “2027 Notes”). On May 14, 2015, Seagate HDD Cayman issued, in a private placement, $700 million in aggregate principal amount of 4.875% Senior Notes, which will mature on June 1, 2027. The obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2015. At any time before March 1, 2027, Seagate HDD Cayman may redeem some or all of the 2027 Notes at a “make-whole” redemption price. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the 2027 Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the 2027 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the 2027 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the 2027 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2027 Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2027, Seagate HDD Cayman may redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During fiscal year 2019, $6 million aggregate principal amount of the 2027 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. For fiscal year 2019, the Company recorded an immaterial gain on the repurchase, which is included in Other, net in the Company’s Consolidated Statements of Operations. On June 18, 2020, Seagate HDD Cayman completed an exchange offer in which the principal amount of $185 million of the 2027 Notes was exchanged for the principal amount of $203 million of the July 2029 Notes (as defined below). The exchange was accounted for as a debt modification with no gain or loss recognized.
$500 million Aggregate Principal Amount of 4.091% Senior Notes due June 2029 (the “June 2029 Notes”). On June 18, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.091% Senior Notes in connection with Seagate HDD Cayman’s exchange offers to certain eligible holders of Seagate HDD Cayman’s outstanding 2025 Notes and 2027 Notes (the “Exchange Offers”). The obligations under the June 2029 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The June 2029 Notes will mature on June 1, 2029. Interest on the June 2029 Notes will be payable in cash semiannually on June 1 and December 1 of each year, commencing on December 1, 2020. At any time before March 1, 2029, Seagate HDD Cayman may redeem any or all of the June 2029 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the June 2029 Notes redeemed, plus (2) the excess, if any, of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the June 2029 Notes being redeemed (as if the 2029 Notes matured on the Notes Par Call Date, as defined below), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the June 2029 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the June 2029 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the June 2029 Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2029 (the “Notes Par Call Date”), Seagate HDD Cayman may redeem some or all of the June 2029 Notes at a redemption price equal to 100% of the principal amount of the June 2029 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
$500 million Aggregate Principal Amount of 3.125% Senior Notes due July 2029 (the “July 2029 Notes”). On December 8, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of the July 2029 Notes, which will mature on July 15, 2029. The obligations under the July 2029 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the July 2029 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. At any time before January 15, 2024, Seagate HDD Cayman may redeem some or all of the July 2029 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the July 2029 Notes redeemed, plus (2) the greater of (a) 1.0% of the principal amount of the July 2029 Notes and (b) the excess, if any, of (i) the present value at such redemption date of (x) the applicable redemption price of such July 2029 Notes that would apply if such July 2029 Notes were redeemed on January 15, 2024, plus (y) all remaining scheduled payments of interest due on such July 2029 Notes to and including January 15, 2024, computed using a discount rate equal to the applicable Treasury Rate as of such redemption date plus 50 basis points; over (ii) the sum of accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the principal amount of such July 2029 Notes, plus (3) accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after January 15, 2024, Seagate HDD Cayman may redeem some or all of such July 2029 Notes at a price of 101.563%, 100.781% and 100.000%, after January 15, 2024, January 15, 2025 and January 15, 2026, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, Seagate HDD Cayman may redeem with the net cash proceeds from one or more equity offerings up to 40% of the July 2029 Notes before January 15, 2024, at a redemption price of 103.125%, plus accrued and unpaid interest to, but excluding, the redemption date.

$500 million Aggregate Principal Amount of 4.125% Senior Notes due January 2031 (the “January 2031 Notes”). On June 10, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 4.125% Senior Notes, which will mature on January 15, 2031. The obligations under the January 2031 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. Interest on the Notes will be payable in cash semiannually on January 15 and July 15 of each year, commencing on January 15, 2021. At any time before October 15, 2030, Seagate HDD Cayman may redeem any or all of the Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the January 2031 Notes redeemed, plus (2) the excess, if any, of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the January 2031 Notes being redeemed (as if the January 2031 Notes matured on the January 2031 Notes Par Call Date, as defined below), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the January 2031 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the January 2031 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the January 2031 Notes being redeemed to, but excluding, the redemption date. At any time on or after October 15, 2030 (the “January 2031 Notes Par Call Date”), Seagate HDD Cayman may redeem some or all of the January 2031 Notes at a redemption price equal to 100% of the principal amount of the January 2031 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
$500 million Aggregate Principal Amount of 3.375% Senior Notes due July 2031 (the “July 2031 Notes”). On December 8, 2020, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of the July 2031 Notes, which will mature on July 15, 2031. The obligations under the July 2031 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the July 2031 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. At any time before January 15, 2026, Seagate HDD Cayman may redeem some or all of the July 2031 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the July 2031 Notes redeemed, plus (2) the greater of (a) 1.0% of the principal amount of the July 2031 Notes and (b) the excess, if any, of (i) the present value at such redemption date of (x) the applicable redemption price of such July 2031 Notes that would apply if such July 2031 Notes were redeemed on January 15, 2026, plus (y) all remaining scheduled payments of interest due on such July 2031 Notes to and including January 15, 2026, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (ii) the sum of accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the principal amount of such July 2031 Notes, plus (3) accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after January 15, 2026, Seagate HDD Cayman may redeem some or all of such July 2031 Notes at a price of 101.688%, 101.125%, 100.563% and 100.000%, after January 15, 2026, January 15, 2027, January 15, 2028 and January 15, 2029, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, Seagate HDD Cayman may redeem with the net cash proceeds from one or more equity offerings up to 40% of the July 2031 Notes before January 15, 2024, a redemption price of 103.375%, accrued and unpaid interest to, but excluding, the redemption date.
$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 2034 (the “2034 Notes”). On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which will mature on December 1, 2034. The obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC and, pursuant to a supplemental indenture dated as of May 18, 2021, STX. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the 2034 Notes at a “make-whole” redemption price. The “make-whole” redemption price will be equal to (1) 100% of the principal amount of the 2034 Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the 2034 Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the 2034 Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the 2034 Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the 2034 Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, Seagate HDD Cayman may redeem some or all of the 2034 Notes at a redemption price equal to 100% of the principal amount of the 2034 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

At July 2, 2021, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2022	$245
2023	566
2024	525
2025	504
2026	381
Thereafter	2,995
Total	$5,216
5.Income Taxes
Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
U.S.	$191	$121	$275
Non-U.S.	1,157	911	1,097
	$1,348	$1,032	$1,372
The provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Current income tax expense:
U.S.	$—	$—	$—
Non-U.S.	38	36	45
Total Current	38	36	45
Deferred income tax benefit:
U.S.	8	(18)	(678)
Non-U.S.	(12)	10	(7)
Total Deferred	(4)	(8)	(685)
Provision (benefit) for income taxes	$34	$28	$(640)

The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020
Deferred tax assets
Accrued warranty	$31	$35
Inventory carrying value adjustments	39	30
Receivable allowances	15	11
Accrued compensation and benefits	66	55
Depreciation	47	59
Restructuring accruals	1	9
Other accruals and deferred items	25	22
Net operating losses	698	735
Tax credit carryforwards	628	603
Other assets	1	7
Gross: Deferred tax assets	1,551	1,566
Less: Valuation allowance	(429)	(438)
Net: Deferred tax assets	1,122	1,128
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(5)	(16)
Acquisition-related Items	(5)	(8)
Other liabilities	(9)	(5)
Net: Deferred tax liabilities	(19)	(29)
Total net deferred tax assets	$1,103	$1,099
At July 2, 2021, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-Irish taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-Irish taxable income.
The deferred tax asset valuation allowance decreased by $9 million in fiscal year 2021.
At July 2, 2021, the Company had U.S. and non-U.S. tax net operating loss carryforwards of approximately $4.6 billion and $65 million, respectively, which will expire at various dates beginning in fiscal year 2022, if not utilized. Net operating loss carryforwards of approximately $103 million are scheduled to expire in fiscal year 2022. At July 2, 2021, the Company had U.S. tax credit carryforwards of $731 million which will expire at various dates beginning in fiscal year 2022 if not utilized.
As of July 2, 2021, approximately $222 million and $108 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.

For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Provision at statutory rate	$337	$258	$343
Permanent differences	8	(1)	3
Valuation allowance	(2)	(16)	(742)
Earnings taxed at less than statutory rate	(287)	(193)	(234)
Research Credit	(27)	(27)	(38)
Tax expense related to intercompany transactions	—	—	23
Other individually immaterial items	5	7	5
Provision (benefit) for income taxes	$34	$28	$(640)
A substantial portion of the Company's operations in Malaysia, Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through 2025. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company's net income by approximately $226 million in fiscal year 2021 ($0.92 per share, diluted), to increase the Company's net income by approximately $206 million in fiscal year 2020 ($0.78 per share, diluted) and to increase the Company’s net income by approximately $194 million in fiscal year 2019 ($0.68 per share, diluted).
The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of July 2, 2021, was approximately $4.0 billion. If such amounts were remitted to Ireland as a dividend, income tax at 25%, or approximately $1.0 billion would result.
As of July 2, 2021, and July 3, 2020, the Company had approximately $108 million and $89 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Balance of unrecognized tax benefits at the beginning of the year	$89	$83	$60
Gross increase for tax positions of prior years	7	—	22
Gross decrease for tax positions of prior years	(1)	(1)	(9)
Gross increase for tax positions of current year	15	8	16
Gross decrease for tax positions of current year	—	—	—
Settlements	(1)	(1)	—
Lapse of statutes of limitation	(1)	—	(6)
Non-U.S. exchange gain	—	—	—
Balance of unrecognized tax benefits at the end of the year	$108	$89	$83
It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2021, the Company recognized net income tax benefit for interest and penalties of less than $1 million, as compared to net tax benefit of less than $1 million during fiscal year 2020, and net tax benefit of $2 million during fiscal year 2019. As of July 2, 2021, the Company’s accrued interest and penalties related to unrecognized tax benefits remains unchanged at less than $1 million compared with fiscal year 2020.
During the 12 months beginning July 3, 2021, the Company expects that its unrecognized tax benefits could be reduced by less than $1 million as a result of the expiration of certain statutes of limitation.
The Company is required to file U.S. and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. income tax returns for years prior to fiscal year 2009 and prior to fiscal year 2010 for non-U.S. income tax returns.

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
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020
Operating lease cost	$15	22
Variable lease cost	4	4
Total lease cost	$19	26

Operating cash outflows from operating leases	$19	18
Prior to fiscal year 2020, the Company recognized rent expense for operating leases under the legacy guidance ASC 840. Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $18 million for fiscal year 2019.

	July 2, 2021	July 3, 2020
Weighted-average remaining lease term	7.2 years	13.2 years
Weighted-average discount rate	6.02%	6.53%
ROU assets and lease liabilities are included on the Company’s Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	July 2, 2021	July 3, 2020
ROU assets	Other assets, net	$97	$103
Current lease liabilities	Accrued expenses	15	14
Non-current lease liabilities	Other non-current liabilities	39	49

At July 2, 2021, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
2022	$15
2023	12
2024	8
2025	5
2026	4
Thereafter	21
Total lease payments	65
Less: imputed interest	(11)
Present value of lease liabilities	$54

7.Restructuring and Exit Costs
During fiscal years 2021 and 2020, the Company recorded restructuring charges of $8 million and $82 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. During fiscal year 2019, the Company recorded a net gain of $22 million that included a gain from the sale of a certain property. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.
June 2020 Plan - On June 1, 2020, the Company committed to a restructuring plan (the “June 2020 Plan”) consistent with its long-term strategy to drive operational efficiencies, reduce its cost structure and invest in future opportunities. The June 2020 Plan included consolidating the Company’s Minnesota facilities into one location and reducing its headcount worldwide by approximately 500 employees. The June 2020 Plan was substantially completed during the first quarter of fiscal year 2021.
December 2017 Plan - On December 8, 2017, the Company committed to a restructuring plan (the “December 2017 Plan”) to reduce its cost structure. The December 2017 Plan included reducing the Company’s global headcount by approximately 500 employees. The December 2017 Plan was substantially completed during fiscal year 2018.
The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for fiscal years 2021, 2020 and 2019:

	June 2020 Plan		December 2017 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 29, 2018	$—	$—	$5	$4	$14	$19	$42
Restructuring charges	—	—	—	3	41	10	54
Cash payments	—	—	(5)	(5)	(43)	(12)	(65)
Adjustments	—	—	—	(1)	1	(1)	(1)
Accrual balances at June 28, 2019	—	—	—	1	13	16	30
Lease adoption adjustment	—	—	—	—	—	(11)	(11)
Restructuring charges	56	2	—	—	26	2	86
Cash payments	(18)	—	—	(1)	(30)	(4)	(53)
Adjustments	—	—	—	—	(4)	—	(4)
Accrual balances at July 3, 2020	38	2	—	—	5	3	48
Restructuring charges	—	—	—	—	6	8	14
Cash payments	(37)	(1)	—	—	(10)	(5)	(53)
Adjustments	—	—	—	—	—	(1)	(1)
Accrual balances at July 2, 2021	$1	$1	$—	$—	$1	$5	$8
Total costs incurred to date as of July 2, 2021	$56	$2	$26	$8	$156	$52	$300
Total expected costs to be incurred as of July 2, 2021	$—	$7	$—	$—	$—	$—	$7
The accrued restructuring balance of $8 million at July 2, 2021 is included in Accrued expenses in the Company’s Consolidated Balance Sheet.
During fiscal year 2021, the Company recognized a gain of $3 million from the sale of a certain property and a gain of $2 million from termination of an operating lease, which are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its Term Loan to fixed interest rates. The contracts will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $481 million as of July 2, 2021. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rates under the Term Loan. The Company designated the interest rate swaps as cash flow hedges.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $18 million and $24 million as of July 2, 2021 and July 3, 2020. respectively. As of July 2, 2021, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included a net loss of $5 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affects earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $14 million in Cost of revenue and a net loss of $7 million in Interest expense related to the loss of hedge designation on discontinued cash flow hedges during fiscal year 2021. The Company recognized a net loss of $3 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during fiscal year 2020. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during the fiscal year 2019.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of July 2, 2021 and July 3, 2020. All of the foreign currency forward exchange contracts mature within 12 months.

	As of July 2, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$172	$43
Thai Baht	131	46
Chinese Renminbi	73	21
British Pound Sterling	54	16
	$430	$126

	As of July 3, 2020
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$187	$56
Thai Baht	157	42
Chinese Renminbi	81	25
British Pound Sterling	64	20
	$489	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of July 2, 2021, the notional investments underlying the TRS amounted to $126 million. The contract term of the TRS is through January 2022 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of July 2, 2021 and July 3, 2020:

	As of July 2, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(5)
Interest rate swap	Other current assets	—	Accrued expenses	(14)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$4		$(21)

	As of July 3, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Interest rate swap	Other current assets	—	Accrued expenses	$(27)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	(2)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$6		$(29)

The following tables show the effect of the Company’s derivative instruments on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Operations for the fiscal year ended July 2, 2021:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$10
Total return swap	Operating expenses	30

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$7	Cost of revenue	$14	Other, net	$1
Interest rate swap	8	Interest expense	(7)	Interest expense	—

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
Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 2, 2021:

	Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$551	$—	$—	$551
Time deposits and certificates of deposit	—	—	—	—
Total cash equivalents	551	—	—	551
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	18	18
Derivative assets	—	4	—	4
Total assets	$552	$5	$18	$575
Liabilities:
Derivative liabilities	$—	$21	$—	$21
Total liabilities	$—	$21	$—	$21

	Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$551	$—	$—	$551
Other current assets	1	5	—	6
Other assets, net	—	—	18	18
Total assets	$552	$5	$18	$575
Liabilities:
Accrued expenses	$—	$21	$—	$21
Total liabilities	$—	$21	$—	$21

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2020:

	Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$494	$—	$—	$494
Time deposits and certificates of deposit	—	55	—	55
Total cash equivalents	494	55	—	549
Restricted cash and investments:
Money market funds	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1
Other debt securities	—	—	18	18
Derivative assets	—	6	—	6
Total assets	$495	$62	$18	$575
Liabilities:
Derivative liabilities	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$494	$55	$—	$549
Other current assets	1	7	—	8
Other assets, net	—	—	18	18
Total assets	$495	$62	$18	$575
Liabilities:
Accrued expense	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 2, 2021, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
Items Measured at Fair Value on a Non-Recurring Basis
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives, which are accounted for either under the equity method or the measurement alternative. If measured at fair value in the Consolidated Balance Sheets, these investments would generally be classified in Level 3 of the fair value hierarchy.
For the investments that are accounted for under the equity method, the Company recorded a net gain of $48 million in fiscal year 2021, a net loss of $2 million and $2 million in fiscal year 2020 and 2019, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $78 million and $29 million as of July 2, 2021 and July 3, 2020 respectively.
For the investments that are accounted for under the measurement alternative, Company recorded $51 million of net gains in fiscal year 2021, of which $27 million is unrealized as of July 2, 2021 related to upward adjustments due to observable price changes. For fiscal year 2021 and 2020, the Company recorded downward adjustments of $12 million and $18 million, respectively, to write down the carrying amount of certain investments to their fair value. As of July 2, 2021, and July 3, 2020, the carrying value of the Company’s strategic investments under the measurement alternative was $117 million and $106 million, respectively.
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

	July 2, 2021		July 3, 2020
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.250% Senior Notes due March 2022	$220	$224	$229	$237
4.750% Senior Notes due June 2023	541	578	546	576
4.875% Senior Notes due March 2024	499	544	498	541
4.750% Senior Notes due January 2025	479	529	479	517
4.875% Senior Notes due June 2027	504	561	504	549
4.091% Senior Notes due June 2029	461	519	456	523
3.125% Senior Notes due July 2029	500	488	—	—
4.125% Senior Notes due January 2031	499	513	499	524
3.375% Senior Notes due July 2031	500	487	—	—
5.750% Senior Notes due December 2034	489	566	489	543
LIBOR Based Term Loan due September 2025	481	478	500	490
	$5,173	$5,487	$4,200	$4,500
Less: debt issuance costs	(34)	—	(25)	—
Debt, net of debt issuance costs	$5,139	$5,487	$4,175	$4,500
Less: current portion of debt, net of debt issuance costs	(245)	(249)	(19)	(19)
Long-term debt, less current portion, net of debt issuance costs	$4,894	$5,238	$4,156	$4,481

10.Shareholders’ Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 227,382,980 shares were outstanding as of July 2, 2021, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 2, 2021.
On May 18, 2021, in connection with a corporate reorganization, a new Irish public limited company, STX, began serving as the publicly traded parent company, and pursuant to a scheme of arrangement under Irish law, each STUC ordinary shareholder received one ordinary share, par value $0.00001, of STX on a one-for-one basis. As of May 18, 2021, there were 227,340,817 ordinary shares of $0.0001 par value per share exchanged in connection with the reorganization.
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
The Company’s Board of Directors increased the authorization for the repurchase of its outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. As of July 2, 2021, $4.2 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2021, 2020 and 2019:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through June 29, 2018	352	$10,502
Repurchased in fiscal year 2019(1)	22	997
Cumulative repurchased through June 28, 2019	374	11,499
Repurchased in fiscal year 2020(1)	18	887
Cumulative repurchased through July 3, 2020	392	12,386
Repurchased in fiscal year 2021(1)	34	2,081
Cumulative repurchased through July 2, 2021	426	$14,467
___________________________________________________
(1)     For fiscal years 2021, 2020 and 2019, includes net share settlements of $33 million, $40 million and $31 million for 1 million, 1 million and 1 million shares, respectively, in connection with tax withholding related to vesting of restricted share units.

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
Seagate Technology Holdings plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of approximately 27.0 million ordinary shares, par value $0.00001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the “SCP”) as of the effective date of the EIP (which was equal to approximately 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the “Share Reserve”). On October 22, 2014, the shareholders authorized the issuance under the EIP of an additional 25.0 million ordinary shares, par value $0.00001 per share. On October 19, 2016, the shareholders authorized the issuance under the EIP of an additional 7.5 million ordinary shares, par value $0.00001 per share. On October 29, 2019, the shareholders authorized the issuance under the EIP of an additional 12.1 million ordinary shares, par value $0.00001 per share. Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share units (“RSUs”) or performance-based share units (“PSU”) (collectively, “Full-Value Share Awards”) will generally be counted, after October 29, 2019, against the Share Reserve as 2.25 shares for every one share granted. As of July 2, 2021, there were approximately 19.0 million ordinary shares available for issuance of Full-Value Share Awards under the EIP.
Dot Hill Systems 2009 Equity Incentive Plan (the “DHEIP”). Effective May 18, 2021, Seagate Technology Holdings plc assumed the Dot Hill Systems 2009 Equity Incentive Plan, which was acquired by STUC effective October 6, 2015. The Company assumed the remaining authorized but unused share reserve of approximately 2.0 million shares, based on the conversion ratio, from the DHEIP on the acquisition date. Effective April 24, 2019, the Company terminated the DHEIP and thus, no further grants will be made under the DHEIP. Outstanding awards granted under the DHEIP will remain subject to the terms of the DHEIP.
Seagate Technology Holdings plc Employee Stock Purchase Plan (the “ESPP”). There are 60.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of July 2, 2021, there were approximately 8.4 million ordinary shares available for issuance under the ESPP.
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
The Company granted PSUs to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors. A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2021, 2020 and 2019, the Company granted 0.3 million, 0.3 million and 0.4 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

The Company also granted 0.1 million, 0.1 million and 0.1 million PSUs during fiscal years 2021, 2020 and 2019, respectively, to its senior executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (“AEPS”). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the AEPS goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven-year period, any unvested shares will be forfeited.
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

The fair value of the Company’s shares related to options and RSUs granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2021, 2020 and 2019 were estimated using the following assumptions:

	Fiscal Years
	2021	2020	2019
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	37 - 38%	39%	39 - 40%
Weighted-average volatility	38%	39%	39%
Expected dividend rate	3.2 - 5.2%	4.2%	4.6 - 5.0%
Weighted-average expected dividend rate	4.7%	4.2%	4.7%
Risk-free interest rate	0.2 - 0.7%	1.4%	2.5 - 2.8%
Weighted-average fair value	$10.77	$12.41	$11.49
RSUs
Expected term (in years)	1 - 2.5	1 - 2.5	1 - 2.5
Expected dividend rate	2.5 - 5.4%	3.9 - 5.8%	4.1 - 6.4%
Weighted-average expected dividend rate	4.6%	4.3%	4.7%
Weighted-average fair value	$50.64	$49.49	$44.37
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	39 - 44%	32 - 35%	34 - 42%
Weighted-average volatility	42%	33%	38%
Expected dividend rate	4.0 - 5.8%	4.3 - 5.4%	4.8 - 5.6%
Weighted-average expected dividend rate	5.1%	4.9%	5.2%
Risk-free interest rate	0.1%	1.6 - 2.0%	2.2 - 2.4%
Weighted-average fair value	$13.77	$12.23	$12.18
PSUs subject to TSR/ROIC conditions
Expected term (in years)	3.0	3.0	3.0
Volatility	38%	37%	46%
Weighted-average volatility	38%	37%	46%
Expected dividend rate	5.6%	4.6%	5.0%
Weighted-average expected dividend rate	5.6%	4.6%	5.0%
Risk-free interest rate	0.2%	1.5%	2.8%
Weighted-average fair value	$43.20	$52.39	$46.38
PSUs subject to an AEPS condition
Expected term (in years)	2.5	2.5	2.5
Expected dividend rate	3.2 - 5.2%	4.2%	4.6 - 5.0%
Weighted-average expected dividend rate	4.9%	4.2%	4.7%
Weighted-average fair value	$45.50	$49.27	$43.92
Share-Based Compensation Expense
The Company recorded $112 million, $109 million and $99 million of share-based compensation during fiscal years 2021, 2020 and 2019, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards.

Share Option Activity
The Company issues new ordinary shares upon exercise of share options. The following is a summary of option activities:

Options	Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at July 3, 2020	2.4	$44.18	3.7	$15
Granted	0.3	$53.06
Exercised	(1.1)	$46.62
Forfeitures	—	$30.95
Expirations	—	$65.68
Outstanding at July 2, 2021	1.6	$44.24	4.0	$69
Vested and expected to vest at July 2, 2021	1.6	$44.09	4.0	$68
Exercisable at July 2, 2021	1.0	$39.94	3.1	$47
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at July 2, 2021. During fiscal years 2021, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s share option plans was $31 million, $22 million and $5 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2021, 2020 and 2019 was approximately $4 million, $6 million and $9 million, respectively.
At July 2, 2021, the total compensation cost related to options granted to employees but not yet recognized was approximately $6 million, net of an immaterial amount of estimated forfeitures. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.
Unvested Awards Activity
The following is a summary of unvested award activities which do not contain a performance condition:

Unvested Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at July 3, 2020	4.8	$41.77
Granted	3.3	$50.64
Forfeitures	(0.2)	$38.06
Vested	(2.0)	$38.28
Unvested at July 2, 2021	5.9	$47.81
At July 2, 2021, the total compensation cost related to unvested awards granted to employees but not yet recognized was approximately $204 million, net of estimated forfeitures of approximately $16 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of unvested awards vested during fiscal years 2021, 2020 and 2019 were approximately $75 million, $71 million and $57 million, respectively.

Performance Awards
The following is a summary of unvested award activities which contain a performance condition:

Performance Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Performance units at July 3, 2020	0.9	$42.77
Granted	0.6	$38.11
Forfeitures	—	$46.93
Vested	(0.5)	$28.20
Performance units at July 2, 2021	1.0	$46.56
At July 2, 2021, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $23 million, net of estimated forfeitures of approximately $3 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.5 years. The aggregate fair value of performance awards vested during fiscal years 2021, 2020 and 2019 were approximately $8 million, $12 million and $12 million, respectively.
ESPP
During fiscal years 2021, 2020 and 2019, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $27 million, $19 million and $10 million, respectively. At July 2, 2021, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2021, the Company issued 1.5 million ordinary shares with a weighted-average exercise price of $38.24 per share.
Tax-Deferred Savings Plan
The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "401(k) plan"), for the benefit of qualified employees. The 401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $6,000 per participating employee. During fiscal years 2021, 2020 and 2019, the Company made matching contributions of $15 million, $15 million and $16 million, respectively.
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
The nature of these indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such indemnification agreements and no amount has been accrued in the Company’s consolidated financial statements with respect to these indemnification obligations.
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. As of July 2, 2021, the Company’s reserve for product warranty was $136 million compared to $151 million as of July 3, 2020. This decrease of $15 million was primarily driven by a continued decline in total number of units under warranty and a decrease in the Company’s warranty return rate as compared to prior year.
Changes in the Company’s product warranty liability during the fiscal years ended July 2, 2021, July 3, 2020 and June 28, 2019 were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Balance, beginning of period	$151	$195	$237
Warranties issued	76	86	112
Repairs and replacements	(81)	(85)	(99)
Changes in liability for pre-existing warranties, including expirations	(10)	(45)	(55)
Balance, end of period	$136	$151	$195

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

	Fiscal Years Ended
(In millions, except per share data)	July 2, 2021	July 3, 2020	June 28, 2019
Numerator:
Net income	$1,314	$1,004	$2,012
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	242	262	282
Weighted-average effect of dilutive securities:
Employee equity award plans	3	3	3
Total shares for purposes of calculating diluted net income per share	245	265	285
Net income per share
Basic	$5.43	$3.83	$7.13
Diluted	5.36	3.79	7.06
The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the fiscal years ended July 2, 2021, July 3, 2020 and June 28, 2019.
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
15.Commitments
Unconditional Long-Term Purchase Obligations. As of July 2, 2021, the Company had unconditional long-term purchase obligations of approximately $161 million, primarily related to purchases of minimum quarterly amounts of inventory components at fixed contractual prices. The Company expects the commitment to total $47 million, $44 million, $32 million, $24 million and $14 million for fiscal years 2023, 2024, 2025, 2026 and thereafter, respectively.
Unconditional Long-term Capital Expenditures. As of July 2, 2021, the Company had $65 million unconditional long-term commitment primarily related to purchases of equipment.
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
In fiscal year 2021, one customer accounted for approximately 11% of consolidated revenue. In fiscal years 2020 and 2019, no customer accounted for more than 10% of consolidated revenue.

The following table summarizes the Company’s operations by country:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Revenue from external customers (1):
Singapore	$5,180	$5,032	$5,085
United States	3,656	3,583	3,310
The Netherlands	1,825	1,572	1,630
Other	20	322	365
Consolidated	$10,681	$10,509	$10,390
Long-lived assets:
Thailand	$682	$681	$558
United States	612	567	523
Singapore	570	601	556
Other	411	376	286
Consolidated	$2,275	$2,225	$1,923
___________________________________
(1) Revenue is attributed to countries based on the bill from location.
17.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2021	July 3, 2020	June 28, 2019
Revenues by Channel
OEMs	$7,403	$7,504	$7,261
Distributors	1,854	1,738	1,780
Retailers	1,424	1,267	1,349
Total	$10,681	$10,509	$10,390
Revenues by Geography(1)
Asia Pacific	$5,198	$5,060	$5,115
Americas	3,656	3,583	3,310
EMEA	1,827	1,866	1,965
Total	$10,681	$10,509	$10,390
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
18.Subsequent Events
Dividend Declared
On July 19, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.67 per share, which will be payable on October 6, 2021 to shareholders of record as of the close of business on September 22, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seagate Technology Holdings public limited company (the Company) as of July 2, 2021 and July 3, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 2, 2021 and July 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 6, 2021 expressed an unqualified opinion thereon.

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

Realizability of deferred income taxes

Description of the Matter	At July 2, 2021, the Company had gross deferred tax assets of $1,551 million, partially offset by a valuation allowance of $429 million. As discussed in Note 5 to the consolidated financial statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

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
August 6, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on Internal Control Over Financial Reporting
We have audited Seagate Technology Holdings public limited company’s internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology Holdings public limited company (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 2, 2021 and July 3, 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2021 and the related notes and our report dated August 6, 2021 expressed an unqualified opinion thereon.

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
August 6, 2021

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 2, 2021.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 2, 2021. The effectiveness of our internal control over financial reporting as of July 2, 2021 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2021. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
ITEM 9B.OTHER INFORMATION
Not applicable.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accountant fees and services required by this Item 14 set forth in the section entitled “Fees to Independent Auditors” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV
ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology Holdings plc and Report of Independent Registered Public Accounting Firm are included in Item 8:
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is included in the Financial Statements or in the notes thereto.

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology plc and the Scheme Shareholders	DEF M14A	001-31560	Annex A	3/3/2021
3.1	Certificate of Incorporation of Seagate Technology Holdings plc					X
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	8-K12B	001-31560	3.1	5/19/2021
4.1	Description of Securities					X
4.2	Specimen Ordinary Share Certificate					X
4.3	Indenture for the 2023 Notes dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/22/2013
4.3(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2023 Notes dated May 22, 2013, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, and U.S. Bank National Association, as trustee	8-K12B	001-31560	10.3	5/19/2021
4.4	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.1	5/22/2013
4.5	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
4.6	Indenture for the 2025 Notes dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/28/2014
4.6(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2025 Notes dated May 28, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.4	5/19/2021
4.7	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014
4.8	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
4.9	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2034 Notes dated December 2, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.5	5/19/2021
4.10	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.1	12/2/2014
4.11	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.12	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	2/3/2017
4.12(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2022 Notes dated February 3, 2017, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman	8-K12B	001-31560	10.7	5/19/2021
4.13	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.1	2/3/2017
4.14	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.5	2/3/2017
4.15	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.3	2/3/2017
4.15(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2024 Notes dated February 3, 2017, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.6	5/19/2021
4.16	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.3	2/3/2017
4.17	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	2/3/2017
4.18	Indenture for the 2027 Notes dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2015
4.18(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2027 Notes dated May 14, 2015, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.8	5/19/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.19	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	5/14/2015
4.20	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015
4.21	Indenture for the January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/11/2020
4.21(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the January 2031 Notes dated June 10, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.9	5/19/2021
4.22	Form of 4.125% Senior Note due January 2031	8-K	001-31560	4.1	6/11/2020
4.23	Registration Rights Agreement for January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/11/2020
4.24	Indenture for the June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.24(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the June 2029 Notes dated June 18, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.10	5/19/2021
4.25	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.1	6/18/2020
4.26	Registration Rights Agreement for June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
4.27	Indenture for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	12/9/2020
4.27(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2029 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.12	5/19/2021
4.28	Form of 3.125% Senior Note due July 2029	8-K	001-31560	4.1	12/9/2020
4.29	Registration Rights Agreement for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.30	Indenture for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.4	12/9/2020
4.30(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2031 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.11	5/19/2021
4.31	Form of 3.375% Senior Note due 2031	8-K	001-31560	4.4	12/9/2020
4.32	Registration Rights Agreement for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	12/9/2020
10.1+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.4	10/27/2017
10.2+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.4	1/26/2017
10.3+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.3	1/26/2017
10.4+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.2	1/26/2017
10.5+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017
10.6+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.1	10/18/2017
10.7+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology Public Limited Company by Deed Poll on October 21, 2015, and assumed by Seagate Technology Holdings Public Limited Company by Deed Poll on May 18, 2021	10-Q	001-31560	10.1	1/29/2016
10.8+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.8(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.8(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.8(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019
10.8(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.8(e)+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.2	1/28/2021
10.9+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.9(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.9(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.9(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.9(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.9(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan	10-K	001-31560	10.17(f)	8/7/2020
10.9(g)+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/28/2021
10.10+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	4/30/2012
10.10(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	2/4/2019
10.10(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-K	001-31560	10.18(b)	8/7/2020
10.11+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.11(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5	2/4/2019
10.11(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan	10-K	001-31560	10.19(b)+	8/7/2020
10.12+	Seagate Technology plc Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.1	11/4/2013
10.13+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 22, 2020					X
10.14	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.15	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.16	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017
10.17+	Offer Letter, dated December 3, 2018 by and between Seagate US LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019
10.18	Credit Agreement, dated as of February 20, 2019, by and among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, Bank of America, N.A., BNP Paribas Securities Corp. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	10-Q	001-31560	10.1	4/30/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.2	4/30/2019
10.19(a)	First Amendment, dated as of January 13, 2021 to the U.S. Guarantee Agreement dated as of February 20, 2019	10-Q	001-31560	10.5	1/28/2021
10.20	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the subsidiaries party thereto, as Guarantors, party thereto, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.3	4/30/2019
10.21	First Amendment, dated as of May 28, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.1	11/1/2019
10.21(a)	Second Amendment and Joinder Agreement, dated as of September 16, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.2	11/1/2019
10.21(b)	Third Amendment, dated as of January 13, 2021, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.4	1/28/2021
10.21(c)	Fourth Amendment, dated as of May 18, 2021, to the Credit Agreement as of February 19, 2019	8-K	001-31560	10.1	5/19/2021
10.22	Joinder and Assumption Agreement, dated as of May 18, 2021, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, the guarantors party thereto, and The Bank of Nova Scotia, as administrative agent for the lenders	8-K12B	001-31560	10.2	5/19/2021
10.23+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan amended and restated as of October 29, 2019	8-K	001-31560	10.1	11/4/2019
10.24+	Revised Form of Executive Performance Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.35	8/7/2020
10.25+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.36	8/7/2020
10.26+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.37	8/7/2020
10.27+	Revised Form of Outside Directors Restricted Share Unit agreement for Seagate Technology plc pursuant to pursuant to the 2012 Equity Incentive Plan (for awards granted after August 2020)	10-K	001-31560	10.38	8/7/2020
10.28+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after April 2021)	10-Q	001-31560	10.3	4/29/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29+	Amended and Restated Seagate Technology Holdings plc 2012 Equity Incentive Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.18	5/19/2021
10.30+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.14	5/19/2021
10.31+	Revised Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after May 18, 2021)	8-K12B	001-31560	10.15	5/19/2021
10.32+	Revised Form of Employee Stock Option Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.16	5/19/2021
10.33+	Revised Form of Executive Performance Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) for awards granted after May 18, 2021)	8-K12B	001-31560	10.17	5/19/2021
10.34+	Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.20	5/19/2021
10.35	Deed Poll of Assumption by Seagate Technology Holdings plc, dated May 18, 2021	8-K12B	001-31560	10.13	5/19/2021
10.36+	Seagate Technology Holdings plc Amended and Restated Executive Officer Performance Bonus Plan (as amended and restated effective May 18, 2021)	8-K12B	001-31560	10.19	5/19/2021
10.37+	Seventh Amended and Restated Seagate Technology Executive Severance and Change in Control Plan					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
___________________________________
+    Management contract or compensatory plan or arrangement.
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology Holdings plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 6, 2021	(Dr. William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and Katherine E. Schuelke, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 2021 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2021
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2021
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Chairperson of the Board	August 6, 2021
(Michael R. Cannon)
/s/ MARK W. ADAMS	Director	August 6, 2021
(Mark W. Adams)
/s/ SHANKAR ARUMUGAVELU	Director	August 6, 2021
(Shankar Arumugavelu)
/s/ PRAT BHATT	Director	August 6, 2021
(Prat Bhatt)
/s/ JUDY BRUNER	Director	August 6, 2021
(Judy Bruner)
/s/ JAY L. GELDMACHER	Director	August 6, 2021
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 6, 2021
(Dylan Haggart)
/s/ STEPHEN J. LUCZO	Director	August 6, 2021
(Stephen J. Luczo)
/s/ STEPHANIE TILENIUS	Director	August 6, 2021
(Stephanie Tilenius)
/s/ EDWARD J. ZANDER	Director	August 6, 2021
(Edward J. Zander)