Form 10-Q
period 2021-10-01
Seagate Technology Holdings plc
filed 2021-10-28
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from:                to
Commission File Number 001-31560
 _______________________________________
SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
 _______________________________________

Ireland	98-1597419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2021, 222,635,945 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 1, 2021	July 2, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$991	$1,209
Accounts receivable, net	1,301	1,158
Inventories	1,188	1,204
Other current assets	188	208
Total current assets	3,668	3,779
Property, equipment and leasehold improvements, net	2,213	2,181
Goodwill	1,237	1,237
Other intangible assets, net	24	29
Deferred income taxes	1,128	1,117
Other assets, net	343	332
Total Assets	$8,613	$8,675
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,766	$1,725
Accrued employee compensation	190	282
Accrued warranty	62	61
Current portion of long-term debt	245	245
Accrued expenses	626	608
Total current liabilities	2,889	2,921
Long-term accrued warranty	78	75
Other non-current liabilities	154	154
Long-term debt, less current portion	4,891	4,894
Total Liabilities	8,012	8,044
Commitments and contingencies (See Notes 10 and 12)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	7,044	6,977
Accumulated other comprehensive loss	(45)	(41)
Accumulated deficit	(6,398)	(6,305)
Total Equity	601	631
Total Liabilities and Equity	$8,613	$8,675

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	October 1, 2021	October 2, 2020
Revenue	$3,115	$2,314

Cost of revenue	2,159	1,718
Product development	233	223
Marketing and administrative	133	118
Amortization of intangibles	3	3
Restructuring and other, net	1	1
Total operating expenses	2,529	2,063

Income from operations	586	251

Interest income	—	1
Interest expense	(59)	(50)
Other, net	6	19
Other expense, net	(53)	(30)

Income before income taxes	533	221
Provision (benefit) for income taxes	7	(2)
Net income	$526	$223

Net income per share:
Basic	$2.33	$0.87
Diluted	2.28	0.86
Number of shares used in per share calculations:
Basic	226	257
Diluted	231	259

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended
	October 1, 2021	October 2, 2020
Net income	$526	$223
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(9)	4
Losses (gains) reclassified into earnings	3	—
Net change	(6)	4
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	1	—
Losses reclassified into earnings	1	1
Net change	2	1
Foreign currency translation adjustments	—	15
Total other comprehensive (loss) income, net of tax	(4)	20
Comprehensive income	$522	$243

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	October 1, 2021	October 2, 2020
OPERATING ACTIVITIES
Net income	$526	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	99
Share-based compensation	34	28
Deferred income taxes	(4)	(18)
Other non-cash operating activities, net	2	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(143)	249
Inventories	16	(181)
Accounts payable	28	(24)
Accrued employee compensation	(92)	(67)
Accrued expenses, income taxes and warranty	11	(21)
Other assets and liabilities	14	17
Net cash provided by operating activities	496	297
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(117)	(111)
Proceeds from sale of investments	15	11
Purchases of investments	(18)	(4)
Net cash used in investing activities	(120)	(104)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(6)	(13)
Dividends to shareholders	(153)	(167)
Repurchases of ordinary shares	(425)	(68)
Taxes paid related to net share settlement of equity awards	(43)	(31)
Proceeds from issuance of ordinary shares under employee stock plans	33	29
Other financing activities, net	—	(1)
Net cash used in financing activities	(594)	(251)
Decrease in cash, cash equivalents and restricted cash	(218)	(58)
Cash, cash equivalents and restricted cash at the beginning of the period	1,211	1,724
Cash, cash equivalents and restricted cash at the end of the period	$993	$1,666

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended October 1, 2021 and October 2, 2020
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income					526	526
Other comprehensive loss				(4)		(4)
Issuance of ordinary shares under employee share plans	3		33			33
Repurchases of ordinary shares	(5)				(425)	(425)
Tax withholding related to vesting of restricted share units	—				(43)	(43)
Dividends to shareholders ($0.67 per ordinary share)					(151)	(151)
Share-based compensation			34			34
Balance at October 1, 2021	225	$—	$7,044	$(45)	$(6,398)	$601

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					223	223
Other comprehensive income				20		20
Issuance of ordinary shares under employee share plans	3		29			29
Repurchases of ordinary shares	(1)				(68)	(68)
Tax withholding related to vesting of restricted share units	(1)				(31)	(31)
Dividends to shareholders ($0.65 per ordinary share)					(167)	(167)
Share-based compensation			28			28
Balance at October 2, 2020	258	$—	$6,814	$(46)	$(4,947)	$1,821

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
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
The Company’s HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage involves well-established use cases—such as hyperscale data centers and public clouds as well as emerging use cases. Legacy markets include markets the Company continues to service but that it does not plan to invest in significantly. The Company’s HDD and SSD product portfolio includes Serial Advanced Technology Attachment, Serial Attached SCSI and Non-Volatile Memory Express based designs to support a wide variety of mass capacity and legacy applications.
The Company’s system portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include the Company’s enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within legacy environments or build new ecosystems from the ground up in a secure, cost-effective manner.
The Company’s Lyve portfolio provides a simple, cost-efficient and secure way to manage massive volumes of data across the distributed enterprise. The Lyve platform includes a shuttle solution that enables enterprises to transfer massive amounts of data from endpoints to the core cloud, a storage-as-a-service cloud that provides frictionless mass capacity storage at the metro edge, a converged object storage solution enabling efficient capture and consolidation of massive data sets and Cortx, an open-source object storage software optimized for mass capacity and data intensive workloads.
Basis of Presentation and Consolidation
The unaudited Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.
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
The Company’s consolidated financial statements for the fiscal year ended July 2, 2021 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 6, 2021. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 2, 2021, and the notes thereto, are adequate to make the information presented not misleading. The results of operations and the cash flows for the three months ended October 1, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 1, 2022.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three months ended October 1, 2021 and October 2, 2020 consisted of 13 weeks. Fiscal year 2022, which ends on July 1, 2022, is comprised of 52 weeks and fiscal year 2021, which ended on July 2, 2021, was comprised of 52 weeks. The fiscal quarters ended October 1, 2021, July 2, 2021 and October 2, 2020, are also referred to herein as the “September 2021 quarter”, the “June 2021 quarter” and the “September 2020 quarter”, respectively.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2021, as filed with the SEC on August 6, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. This ASU became effective and the Company adopted the guidance in the September 2021 quarter. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05 (ASC Topic 842), Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The Company adopted the guidance in the September 2021 quarter on a prospective basis. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 (ASC Topic 848), Reference Rate Reform. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of October 1, 2021 and July 2, 2021:

	October 1, 2021			July 2, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$423	$—	$423	$552	$—	$552
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	36	—	36	18	—	18
Total	$460	$—	$460	$571	$—	$571

Included in Cash and cash equivalents			$422			$551
Included in Other current assets			2			2
Included in Other assets, net			36			18
Total			$460			$571
As of both October 1, 2021 and July 2, 2021, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of October 1, 2021 and July 2, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of October 1, 2021 and July 2, 2021.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of October 1, 2021, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$424	$424
Due in 1 to 5 years	28	28
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$460	$460

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	October 1, 2021	July 2, 2021	October 2, 2020	July 3, 2020
Cash and cash equivalents	$991	$1,209	$1,664	$1,722
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$993	$1,211	$1,666	$1,724
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	October 1, 2021	July 2, 2021
Raw materials and components	$424	$375
Work-in-process	459	443
Finished goods	305	386
Total inventories	$1,188	$1,204
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	October 1, 2021	July 2, 2021
Property, equipment and leasehold improvements	$10,469	$10,378
Accumulated depreciation and amortization	(8,256)	(8,197)
Property, equipment and leasehold improvements, net	$2,213	$2,181

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	October 1, 2021	July 2, 2021
Dividends payable	$151	$153
Other accrued expenses	475	455
Total	$626	$608
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive (loss) income before reclassifications	(9)	1	—	(8)
Amounts reclassified from AOCL	3	1	—	4
Other comprehensive loss	(6)	2	—	(4)
Balance at October 1, 2021	$(24)	$(20)	$(1)	$(45)

Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income before reclassifications	4	—	—	4
Amounts reclassified from AOCL	—	1	15	16
Other comprehensive income	4	1	15	20
Balance at October 2, 2020	$(20)	$(25)	$(1)	$(46)

3.Debt
The following table provides details of the Company’s debt as of October 1, 2021 and July 2, 2021:

(Dollars in millions)	October 1, 2021	July 2, 2021
Unsecured Senior Notes(1)
$750 issued on February 3, 2017 at 4.25% due March 1, 2022 (the “2022 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	$220	$220
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	541	541
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	499	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	462	461
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	499
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loan
$500 borrowed on September 17, 2019 at London Interbank Offered Rate (“LIBOR”), (the “September 2019 Term Loan”), repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with a final maturity date of September 16, 2025(2).	475	481
	5,169	5,173
Less: unamortized debt issuance costs	(33)	(34)
Debt, net of debt issuance costs	5,136	5,139
Less: current portion of long-term debt	(245)	(245)
Long-term debt, less current portion	$4,891	$4,894
__________________________________
(1) All unsecured senior notes are issued by Seagate HDD Cayman, and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and, pursuant to a supplemental indenture dated as of May 18, 2021, STX.
(2) The Term Loan was fully repaid on October 14, 2021. See Credit Agreement (including subsequent event) below for more information.

Unsecured Senior Notes
2022 Notes. During the three months ended October 2, 2020, $9 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest.
2023 Notes. During the three months ended October 2, 2020, $5 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, of which $2 million remained unsettled as of October 2, 2020. The Company recorded a loss of $1 million, on repurchases during the three months ended October 2, 2020, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.

Credit Agreement (including subsequent event)
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement on February 20, 2019, which was amended on September 16, 2019, January 13, 2021, May 18, 2021 and October 14, 2021 (the “Credit Agreement”).

Prior to the October 14, 2021 amendment, the Credit Agreement provided a term loan facility in an aggregate principal amount of $500 million and a $1.725 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). The September 2019 Term Loan has a final maturity date of September 16, 2025 and the Revolving Credit Facility has a final maturity of February 20, 2024. On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the September 2019 Term Loan. The Company repaid $6 million principal amount of the September 2019 Term Loan during the three months ended October 1, 2021 and had a remaining principal balance of $475 million as of October 1, 2021.

On October 14, 2021, STX and Seagate HDD Cayman entered into an amendment to the Credit Agreement (“Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each (“Term Loan A1” and “Term Loan A2” and together the “Term Loans”). The proceeds of the Term Loan A1 and Term Loan A2 may be used for general corporate purposes, to refinance or repay the September 2019 Term Loan and to refinance or repay the 2022 Notes. Term Loan A1 and Term Loan A2 were each drawn in full on the closing date for the Fifth Amendment. Term Loan A1 will bear interest at a rate of LIBOR plus a variable margin ranging from 1.125% to 2.375% that will be determined based on the corporate credit rating of the Company. Term Loan A1 is repayable in quarterly installments beginning on December 31, 2022 and has a final maturity date of September 16, 2025. Term Loan A2 will bear interest at a rate of LIBOR plus a variable margin ranging from 1.25% to 2.5% that will be determined based on the corporate credit rating of the Company. Term Loan A2 is repayable in quarterly installments beginning on December 31, 2022 and has a final maturity date of July 30, 2027. On October 14, 2021, Seagate HDD Cayman utilized part of the proceeds of Term Loan A1 to fully repay the $475 million principal amount outstanding of the September 2019 Term Loan.

In addition, pursuant to the Fifth Amendment, the maturity date for the revolving loan commitments was extended until October 14, 2026, the revolving commitments were increased to $1.75 billion and the interest rate margins for the revolving loans were amended to LIBOR plus a variable margin ranging from 1.125% to 2.375% that will be determined based on the corporate credit rating of the Company.
STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loans.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of October 1, 2021 and expects to be in compliance for the next 12 months. As of October 1, 2021, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility.

Future Principal Payments on Long-term Debt
At October 1, 2021, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$239
2023	566
2024	525
2025	504
2026	381
Thereafter	2,995
Total	$5,210

4.Income Taxes
The Company’s income tax provision of $7 million for the three months ended October 1, 2021 included approximately $10 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
During the three months ended October 1, 2021, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $4 million to $112 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning October 2, 2021, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
The Company’s income tax benefit of $2 million for the three months ended October 2, 2020 included approximately $10 million of net discrete tax benefit of which $4 million was associated with net excess tax benefits related to share-based compensation expense and $3 million was associated with the postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
The Company’s income tax provision recorded for the three months ended October 1, 2021 and October 2, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Exit Costs
The Company recorded restructuring charges of $1 million for each of the three months ended October 1, 2021 and October 2, 2020. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
The following tables summarize the Company’s restructuring activities under the Company’s active restructuring plans:

(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 2, 2021	$2	$6	$8
Restructuring charges	1	—	1
Cash payments	(1)	(1)	(2)
Accrual balances at October 1, 2021	$2	$5	$7
Total costs incurred inception to date as of October 1, 2021	$64	$23	$87
Total expected charges to be incurred as of October 1, 2021	$—	$7	$7
6.Derivative Financial Instruments
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
In the quarter ended October 4, 2019, the Company entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on its term loan to fixed interest rates. The contracts will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $475 million as of October 1, 2021. On October 19, 2021, the Company entered into additional interest rate swap agreements with a notional amount of $600 million to convert the variable interest rate on certain principal amounts of the Term Loans drawn on October 14, 2021 in connection with the closing of the Fifth Amendment. The contracts will mature on July 15, 2027. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $24 million and $18 million as of October 1, 2021 and as of July 2, 2021, respectively. As of October 1, 2021, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included $19 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $2 million and $1 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 1, 2021. The Company did not recognize any material amounts related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 2, 2020.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of October 1, 2021 and July 2, 2021. All of the foreign currency forward exchange contracts mature within 12 months.

	As of October 1, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$170	$48
Thai Baht	161	38
Chinese Renminbi	78	22
British Pound Sterling	63	19
	$472	$127

	As of July 2, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$172	$43
Thai Baht	131	46
Chinese Renminbi	73	21
British Pound Sterling	54	16
	$430	$126

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of October 1, 2021, the notional investments underlying the TRS amounted to $126 million. The contract term of the TRS is through January 2022 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of October 1, 2021 and July 2, 2021:

	As of October 1, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(12)
Interest rate swap	Other current assets	—	Accrued expenses	(12)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(4)
Total derivatives		$1		$(28)

	As of July 2, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(5)
Interest rate swap	Other current assets	—	Accrued expenses	(14)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$4		$(21)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended October 1, 2021:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(4)
Total return swap	Operating expenses	(1)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(9)	Cost of revenue	$(2)	Other, net	$1
Interest rate swap	—	Interest expense	(1)	Interest expense	—

The following table shows the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended October 2, 2020:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$6
Total return swap	Operating expenses	$5

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$4	Other expense, net	$2	Other expense, net	$—
Interest rate swap	—	Other expense, net	(2)	Other expense, net	—
7.Fair Value
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

Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of:

	October 1, 2021				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$422	$—	$—	$422	$551	$—	$—	$551
Time deposits and certificates of deposit	—	—	—	—	—	—	—	—
Total cash equivalents	422	—	—	422	551	—	—	551
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	36	36	—	—	18	18
Derivative assets	—	1	—	1	—	4	—	4
Total assets	$423	$2	$36	$461	$552	$5	$18	$575
Liabilities:
Derivative liabilities	$—	$28	$—	$28	$—	$21	$—	$21
Total liabilities	$—	$28	$—	$28	$—	$21	$—	$21

	October 1, 2021				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$422	$—	$—	$422	$551	$—	$—	$551
Other current assets	1	2	—	3	1	5	—	6
Other assets, net	—	—	36	36	—	—	18	18
Total assets	$423	$2	$36	$461	$552	$5	$18	$575
Liabilities:
Accrued expenses	$—	$28	$—	$28	$—	$21	$—	$21
Total liabilities	$—	$28	$—	$28	$—	$21	$—	$21

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 1, 2021, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
Items Measured at Fair Value on a Non-Recurring Basis
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives, which are accounted for either under the equity method or the measurement alternative. If measured at fair value in the Condensed Consolidated Balance Sheets, these investments would generally be classified in Level 3 of the fair value hierarchy.
For the investments that are accounted for under the equity method, the Company recorded a net gain of $3 million and an immaterial loss for the three months ended October 1, 2021 and October 2, 2020, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $81 million and $78 million as of October 1, 2021 and July 2, 2021, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded $6 million of net gains for the three months ended October 1, 2021, of which $5 million is unrealized as of October 1, 2021, related to upward adjustments due to observable price changes. For the three months ended October 2, 2020, the Company recorded net gains of $31 million, of which $23 million was unrealized as of October 2, 2020, related to upward adjustments due to observable price changes. As of October 1, 2021 and July 2, 2021, the carrying value of the Company’s strategic investments under the measurement alternative was $109 million and $117 million, respectively.
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

	October 1, 2021		July 2, 2021
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.25% Senior Notes due March 2022	$220	$222	$220	$224
4.75% Senior Notes due June 2023	541	572	541	578
4.875% Senior Notes due March 2024	499	537	499	544
4.75% Senior Notes due January 2025	479	525	479	529
4.875% Senior Notes due June 2027	504	568	504	561
4.091% Senior Notes due June 2029	462	529	461	519
3.125% Senior Notes due July 2029	500	486	500	488
4.125% Senior Notes due January 2031	500	520	499	513
3.375% Senior Notes due July 2031	500	488	500	487
5.75% Senior Notes due December 2034	489	573	489	566
LIBOR Based Term Loan due September 2025(1)	475	471	481	478
	5,169	5,491	5,173	5,487
Less: unamortized debt issuance costs	(33)	—	(34)	—
Debt, net of debt issuance costs	5,136	5,491	5,139	5,487
Less: current portion of debt	(245)	(247)	(245)	(249)
Long-term debt, less current portion, net of debt issuance costs	$4,891	$5,244	$4,894	$5,238
(1) The September 2019 Term Loan was fully repaid on October 14, 2021. See “Note 3. Debt” for information regarding the amended credit agreement.
8.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 224,504,643 shares were outstanding as of October 1, 2021, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 1, 2021.
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
On May 14, 2021, STX’s Board of Directors resolved to adopt and continue the STUC Share Repurchase Program as its own and that the STX Board of Directors be authorized to effect the repurchase of STX ordinary shares in an amount equal to the remaining STUC Share Repurchase Program amount as of the effective time of the scheme of arrangement. As of October 1, 2021, $3.8 billion remained available for repurchase under the existing repurchase authorization limit. The following table sets forth information with respect to repurchases of ordinary shares during the three months ended October 1, 2021:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	5	$425
Tax withholding related to vesting of equity awards	—	43
Total	5	$468
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	October 2, 2020
Revenues by Channel
OEMs	$2,288	$1,608
Distributors	507	367
Retailers	320	339
Total	$3,115	$2,314
Revenues by Geography (1)
Asia Pacific	$1,583	$1,106
Americas	1,079	805
EMEA	453	403
Total	$3,115	$2,314
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
10.Guarantees
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 1, 2021 and October 2, 2020 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	October 2, 2020
Balance, beginning of period	$136	$151
Warranties issued	21	18
Repairs and replacements	(23)	(21)
Changes in liability for pre-existing warranties, including expirations	6	(6)
Balance, end of period	$140	$142

11.Earnings Per Share
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

	For the Three Months Ended
(In millions, except per share data)	October 1, 2021	October 2, 2020
Numerator:
Net income	$526	$223
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	226	257
Weighted-average effect of dilutive securities:
Employee equity award plans	5	2
Total shares for purpose of calculating diluted net income per share	231	259
Net income per share:
Basic	$2.33	$0.87
Diluted	2.28	0.86

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three months ended October 1, 2021 and October 2, 2020.

12.Legal, Environmental and Other Contingencies
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
Nidec Corporation v. Seagate Technology LLC, et al. On January 18, 2021, Nidec Corporation filed a complaint against Seagate Technology LLC, Seagate Singapore International Headquarters Pte. Ltd., and Seagate Technology (Netherlands) B.V. in the United States District Court for the District of Delaware, alleging infringement of the following patents: U.S. Patent No. 8,737,017, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 9,742,239, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 9,935,528, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 10,407,775, titled “Base Plate, Hard Disk Drive, and Method of Manufacturing Base Plate,” and U.S. Patent No. 10,460,767, titled “Base Member Including Information Mark and Insulating Coating Layer, and Disk Drive Apparatus Including the Same.” The complaint seeks unspecified compensatory damages and other relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. On July 20, 2021, the court stayed the case pending the result of an arbitration between the parties. The arbitration hearing commenced on October 18, 2021. The Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.
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

13.Subsequent Events
Dividend Declared
On October 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on January 5, 2022 to shareholders of record as of the close of business on December 22, 2021.

Credit Agreement
On October 14, 2021, STX and its subsidiary Seagate HDD Cayman entered into an amendment to the Credit Agreement, dated as of February 20, 2019. See “Note 3. Debt” for information regarding the amended credit agreement. On October 19, 2021, the Company entered into an additional interest rate swap contract. See “Note 6. Derivative Financial Instruments” for more information.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended October 1, 2021, July 2, 2021 and October 2, 2020, referred to herein as the “September 2021 quarter,” the “June 2021 quarter,” and the “September 2020 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2021 quarter, June 2021 quarter and the September 2020 quarter were each 13 weeks.
You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology Holdings plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 1, 2022. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. However the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
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
•the impact of variable demand, including ongoing demand variation related to the COVID-19 pandemic, changes in market demand, and an adverse pricing environment for storage products;
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
•disruptions to the Company’s supply chain or production capabilities, including ongoing shortages of certain materials, any electricity restrictions and related increases in logistics and operation costs;
•currency fluctuations that may impact the Company’s margins, international sales and results of operations;
•changes in tax laws; the impact of trade barriers, such as import/export duties and restrictions, sanctions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business; the evolving legal and regulatory, economic, environmental and administrative climate in the international markets where the Company operates; and
•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.
Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations are described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2021 quarter. Highlights of events in the September 2021 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2021 quarter to the June 2021 quarter and the September 2020 quarter.
•Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including potential sources of liquidity.
•Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization.”
Overview of the September 2021 quarter
During the September 2021 quarter, we shipped 159 exabytes of HDD storage capacity. We generated revenue of approximately $3.1 billion and gross margin of 31% and our operating cash flow was $496 million. We repurchased approximately 5 million of our ordinary shares for $425 million and paid $153 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread, the effects of which began during our quarter ended April 3, 2020. We continued to experience certain supply chain disruptions during the September 2021 quarter, as well as higher logistics and operational costs due to the COVID-19 pandemic and other supply chain constraints, which we expect to continue at least for the remainder of fiscal year 2022. Our customers also continued to experience certain supply chain and demand disruptions during the September 2021 quarter, resulting in demand variations across certain of our end markets, which we anticipate will continue at least for the remainder of fiscal year 2022. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. We are also actively working on opportunities to lower our cost structure and drive further operational efficiencies. We are complying with governmental rules and guidelines across all of our sites. Although we are unable to predict the impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other unexpected ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	July 2, 2021	October 2, 2020
Revenue	$3,115	$3,013	$2,314
Cost of revenue	2,159	2,128	1,718
Gross profit	956	885	596
Product development	233	232	223
Marketing and administrative	133	136	118
Amortization of intangibles	3	3	3
Restructuring and other, net	1	7	1
Income from operations	586	507	251
Other expense, net	(53)	(10)	(30)
Income before income taxes	533	497	221
Provision (benefit) for income taxes	7	15	(2)
Net income	$526	$482	$223

	For the Three Months Ended
	October 1, 2021	July 2, 2021	October 2, 2020
Revenue	100%	100%	100%
Cost of revenue	69	71	74
Gross profit	31	29	26
Product development	8	8	10
Marketing and administrative	4	4	5
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	—
Income from operations	19	17	11
Other expense, net	(2)	(1)	(1)
Income before income taxes	17	16	10
Provision (benefit) for income taxes	—	—	—
Net income	17%	16%	10%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market, and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended
	October 1, 2021	July 2, 2021	October 2, 2020
Revenues by Channel (%)
OEMs	74%	70%	69%
Distributors	16%	18%	16%
Retailers	10%	12%	15%
Revenues by Geography (%) (1)
Asia Pacific	51%	50%	48%
Americas	35%	36%	35%
EMEA	14%	14%	17%
Revenues by Market (%)
Mass capacity	65%	62%	58%
Legacy	27%	29%	34%
Other	8%	9%	8%

HDD Exabytes Shipped by Market
Mass capacity	132	123	86
Legacy	27	29	28
Total	159	152	114

HDD Price per Terabyte	$18	$18	$19
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the September 2021 quarter increased by $102 million from the June 2021 quarter primarily due to an increase in mass capacity storage exabytes shipped as a result of higher demand for our mass capacity products, partially offset by a decrease in legacy market exabytes shipped.
Revenue in the September 2021 quarter increased by $801 million from the September 2020 quarter primarily due to an increase in mass capacity storage exabytes shipped as a result of higher demand for our mass capacity products, partially offset by a decrease in legacy market exabytes shipped.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 13% of gross revenue for the September 2021 quarter, 14% for the July 2021 quarter and 15% for the September 2020 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	July 2, 2021	October 2, 2020
Cost of revenue	$2,159	$2,128	$1,718
Gross profit	956	885	596
Gross margin	31%	29%	26%

Gross margin for the September 2021 quarter increased compared to the June 2021 quarter primarily driven by improved product mix and favorable pricing conditions, partially offset by higher component and logistic costs.
Gross margin for the September 2021 quarter increased compared to the September 2020 quarter primarily driven by improved product mix, partially offset by higher component and logistic costs.

In the September 2021 quarter, total warranty cost was 0.9% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.2% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.7%, 0.7% and 0.8% of revenue for the September 2021 quarter, June 2021 quarter and September 2020 quarter, respectively.
Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	July 2, 2021	October 2, 2020
Product development	$233	$232	$223
Marketing and administrative	133	136	118
Amortization of intangibles	3	3	3
Restructuring and other, net	1	7	1
Operating expenses	$370	$378	$345

Product development expense. Product development expense for the September 2021 quarter compared to the June 2021 quarter remained relatively flat.
Product development expense increased by $10 million in the September 2021 quarter compared to the September 2020 quarter primarily due to a $9 million increase in variable compensation expense and a $3 million increase in materials expense, partially offset by a $3 million decrease in outside services expense.
Marketing and administrative expense. Marketing and administrative expense decreased by $3 million for the September 2021 quarter compared to the June 2021 quarter primarily due to a $4 million decrease in outside services expense.
Marketing and administrative expense increased by $15 million in the September 2021 quarter compared to the September 2020 quarter primarily due to a $6 million increase in variable compensation expense, a $3 million increase in outside services expense, a $2 million increase in information technology and software costs and a $2 million increase in compensation and other employee benefits.
Amortization of intangibles. Amortization of intangibles for the September 2021 quarter remained flat compared to the June 2021 quarter and the September 2020 quarter.
Restructuring and other, net. Restructuring and other, net for the September 2021 quarter and the September 2020 quarter was not material.
Restructuring and other, net for the June 2021 quarter was primarily comprised of workforce reduction costs and supplier transition costs, partially offset by a gain upon termination of an operating lease.
Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	July 2, 2021	October 2, 2020
Other expense, net	$(53)	$(10)	$(30)

Other expense, net. Other expense, net increased by $43 million for the September 2021 quarter compared to the June 2021 quarter primarily due to a $45 million decrease in gains from our strategic investments and a $3 million increase in loss from de-designated cash flow hedges, partially offset by a $5 million strategic investment impairment charge in the June 2021 quarter.

Other expense, net. Other expense, net increased by $23 million for the September 2021 quarter compared to the September 2020 primarily due to a $22 million decrease in gains from our strategic investments, a $9 million increase in interest expense from the issuances of long-term debt and an $8 million increase in loss from de-designated cash flow hedges, partially offset by a $15 million decrease in foreign exchange remeasurement expense.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	October 1, 2021	July 2, 2021	October 2, 2020
Provision (benefit) for income taxes	$7	$15	$(2)

Our income tax provision of $7 million for the three months ended October 1, 2021 included approximately $10 million of net discrete tax benefit primarily associated with net excess tax benefits related to share-based compensation expense.
During the three months ended October 1, 2021, our unrecognized tax benefits excluding interest and penalties increased by approximately $4 million to $112 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning October 2, 2021, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
Our income tax benefit of $2 million for the three months ended October 2, 2020 included approximately $10 million of net discrete tax benefit of which $4 million was associated with net excess tax benefits related to share-based compensation expense and $3 million was associated with the postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
Our income tax provision recorded for the three months ended October 1, 2021 and October 2, 2020 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.

Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash needs for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future. However, some challenges posed by the COVID-19 pandemic to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of October 1, 2021.
Cash and Cash Equivalents

(Dollars in millions)	October 1, 2021	July 2, 2021	Change
Cash and cash equivalents	$991	$1,209	$(218)

Our cash and cash equivalents as of October 1, 2021 decreased by $218 million from July 2, 2021 primarily as a result of the repurchases of our ordinary shares of $425 million, dividends paid to our shareholders of $153 million, and payments for capital expenditures of $117 million, partially offset by net cash of $496 million provided by operating activities.

Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended October 1, 2021 was $496 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $143 million in accounts receivable, primarily due to an increase in revenue;
•a decrease of $92 million in accrued employee compensation, primarily due to cash paid to our employees as part of our discretionary spending plans;
•partially offset by an increase of $28 million in accounts payable, primarily due to an increase in direct materials purchased; and
•a decrease of $16 million in inventories, primarily due to increase of shipments, partially offset by an increase in materials purchased.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended October 1, 2021 was $120 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $117 million; and
•payments for the purchase of investments of $18 million;
•offset by proceeds from the sale of investments of $15 million.
Cash Used in Financing Activities
Cash used in financing activities of $594 million for the three months ended October 1, 2021 was primarily attributable to the following activities:
•payments for the repurchase of our ordinary shares of $425 million;
•payments for dividends of $153 million;
•payments for taxes related to net share settlement of equity awards of $43 million; and
•payments for the repurchase of long-term debt of $6 million;
•partially offset by proceeds from the issuance of ordinary shares under employee share plans of $33 million.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of October 1, 2021, consist of: (1) approximately $1 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.725 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
On October 14, 2021, our subsidiary Seagate HDD Cayman entered into an amendment to the Credit Agreement (“Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each (“Term Loan A1” and “Term Loan A2” and together the “Term Loans”). The proceeds of the Term Loan A1 and Term Loan A2 may be used for general corporate purposes, to refinance or repay our existing term loan (“September 2019 Term Loan”) and to refinance or repay our 4.25% notes due March 1, 2022. Term Loan A1 and Term Loan A2 were each drawn in full on the closing date for the Fifth Amendment. On October 14, 2021, we utilized part of the proceeds of Term Loan A1 to fully repay the $475 million principal amount outstanding of our September 2019 Term Loan.
In addition, pursuant to the Amendment, the maturity date for the revolving loan commitments was extended until October 14, 2026, the revolving commitments were increased to $1.75 billion and the interest rate margins for the Revolving Credit Facility was amended to LIBOR plus a variable margin ranging from 1.125% to 2.375% that will be determined based on the corporate credit rating of our Company. See “Part I, Item 1. Financial Statements—Note 3. Debt” for information regarding our amended Credit Agreement.
As of October 1, 2021, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount.
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

For fiscal year 2022, we expect capital expenditures to be at the low end of our long-term targeted range of 4% to 6% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We may raise additional capital from time to time and will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.
From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture.
During the September 2021 quarter, our Board of Directors declared dividends of $0.67 per share, totaling $151 million, which were paid on October 6, 2021. On October 22, 2021, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on January 5, 2022 to shareholders of record at the close of business on December 22, 2021.
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of October 1, 2021, $3.8 billion remained available for repurchases under our existing repurchase authorization. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021, as filed with the SEC on August 6, 2021, for a discussion of our critical accounting policies and estimates.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of October 1, 2021, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of October 1, 2021.
In the September 2020 quarter, we entered into certain interest rate swap agreements with a notional amount of $500 million to convert the variable interest rate on the term loan to fixed interest rates. The contracts were effective as of October 4, 2019 and will mature on September 16, 2025. The notional amount of the interest rate swap agreements was $475 million as of October 1, 2021. On October 19, 2021, we entered into additional interest rate swap agreements with a notional amount of $600 million to convert the variable interest rate on certain principal amounts of the Term Loans funded under October 14, 2021 in connection with the closing of the Fifth Amendment. The contracts will mature on July 15, 2027. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate on the Term Loans. The Company designated the interest rate swaps as cash flow hedges.

We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our September 2019 Term Loan was repaid in full on October 14, 2021, using part of the proceeds from Term Loan A1. Our Term Loan A1 and our Term Loan A2 each bear interest at a variable rate equal to LIBOR plus a variable margin set on October 14, 2021. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2022.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of October 1, 2021.

	Fiscal Years Ended							Fair Value at October 1, 2021
(Dollars in millions, except percentages)	2022	2023	2024	2025	2026	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$424	$—	$—	$—	$—	$—	$424	$424
Average interest rate	0.04%						0.04%
Other debt securities
Fixed rate	$13	$—	$—	$—	$15	$8	$36	$36
Fixed interest rate	5.23%						5.23%
Debt
Fixed rate	$220	$541	$500	$479	$—	$2,995	$4,735	$5,020
Average interest rate	4.25%	4.75%	4.875%	4.75%	—%	4.22%	4.40%
Variable rate	$19	$25	$25	$25	$381	$—	$475	$471
Average interest rate	3.29%	3.29%	3.29%	3.29%	3.29%	—%	3.29%

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
We recognized a net loss of $2 million and $1 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 1, 2021.
The table below provides information as of October 1, 2021 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$218	$1.35	$(2)
Thai Baht	199	$31.98	(12)
Chinese Renminbi	100	$6.59	1
British Pound Sterling	82	$0.73	(2)
Total	$599		$(15)
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
We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our SDCP. The SDCP is a successor plan to the prior Seagate Deferred Compensation Plans, as amended from time to time, under which no additional deferrals may be made after December 31, 2014. In fiscal year 2014, we entered into a TRS in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liabilities due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 6. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of October 1, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended October 1, 2021, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A.RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.
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

As of October 1, 2021, $3.8 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended October 1, 2021, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 3, 2021 through July 30, 2021	—	$84.38	—	$4,198
July 31, 2021 through August 27, 2021	2	90.05	2	4,017
August 28, 2021 through October 1, 2021	3	85.44	3	3,755
Total	5		5
__________________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc.	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

10.1+	Seagate Technology Holdings plc 2022 Equity Incentive Plan	S-8	001-31560	10.1	10/20/2021

10.2+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	S-8	001-31560	10.2	10/20/2021

10.3+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	S-8	001-31560	10.5	10/20/2021

10.4+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	S-8	001-31560	10.4	10/20/2021

10.5+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	S-8	001-31560	10.3	10/20/2021

10.6	Fifth Amendment, dated as of October 14, 2021 to the Credit Agreement as of February 20, 2019					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.

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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	October 28, 2021	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)