Form 10-Q
period 2021-12-31
Seagate Technology Holdings plc
filed 2022-01-27
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 24, 2022, 218,898,339 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2021	July 2, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,535	$1,209
Accounts receivable, net	1,399	1,158
Inventories	1,287	1,204
Other current assets	229	208
Total current assets	4,450	3,779
Property, equipment and leasehold improvements, net	2,216	2,181
Goodwill	1,237	1,237
Other intangible assets, net	19	29
Deferred income taxes	1,126	1,117
Other assets, net	327	332
Total Assets	$9,375	$8,675
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,812	$1,725
Accrued employee compensation	228	282
Accrued warranty	62	61
Current portion of long-term debt	235	245
Accrued expenses	655	608
Total current liabilities	2,992	2,921
Long-term accrued warranty	82	75
Other non-current liabilities	149	154
Long-term debt, less current portion	5,626	4,894
Total Liabilities	8,849	8,044
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	7,084	6,977
Accumulated other comprehensive loss	(25)	(41)
Accumulated deficit	(6,533)	(6,305)
Total Equity	526	631
Total Liabilities and Equity	$9,375	$8,675

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenue	$3,116	$2,623	$6,231	$4,937

Cost of revenue	2,168	1,927	4,327	3,645
Product development	228	221	461	444
Marketing and administrative	136	122	269	240
Amortization of intangibles	3	3	6	6
Restructuring and other, net	1	2	2	3
Total operating expenses	2,536	2,275	5,065	4,338

Income from operations	580	348	1,166	599

Interest income	1	—	1	1
Interest expense	(62)	(52)	(121)	(102)
Other, net	(5)	(5)	1	14
Other expense, net	(66)	(57)	(119)	(87)

Income before income taxes	514	291	1,047	512
Provision for income taxes	13	11	20	9
Net income	$501	$280	$1,027	$503

Net income per share:
Basic	$2.27	$1.12	$4.58	$1.99
Diluted	2.23	1.12	4.50	1.97
Number of shares used in per share calculations:
Basic	221	249	224	253
Diluted	225	251	228	255

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net income	$501	$280	$1,027	$503
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	11	12	2	16
Losses (gains) reclassified into earnings	9	(2)	12	(2)
Net change	20	10	14	14
Change in unrealized components of post-retirement plans:
Net unrealized (losses) gains arising during the period	—	(1)	1	(1)
Losses reclassified into earnings	—	1	1	2
Net change	—	—	2	1
Foreign currency translation adjustments	—	—	—	15
Total other comprehensive income, net of tax	20	10	16	30
Comprehensive income	$521	$290	$1,043	$533

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	December 31, 2021	January 1, 2021
OPERATING ACTIVITIES
Net income	$1,027	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	195
Share-based compensation	70	58
Deferred income taxes	—	(13)
Other non-cash operating activities, net	22	4
Changes in operating assets and liabilities:
Accounts receivable, net	(241)	315
Inventories	(83)	(176)
Accounts payable	63	(75)
Accrued employee compensation	(54)	(18)
Accrued expenses, income taxes and warranty	40	(36)
Other assets and liabilities	(39)	13
Net cash provided by operating activities	1,017	770
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(212)	(270)
Proceeds from sale of investments	34	11
Purchases of investments	(18)	(4)
Net cash used in investing activities	(196)	(263)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(481)	(21)
Dividends to shareholders	(304)	(334)
Repurchases of ordinary shares	(896)	(1,068)
Taxes paid related to net share settlement of equity awards	(45)	(32)
Proceeds from issuance of long-term debt	1,200	1,000
Proceeds from issuance of ordinary shares under employee stock plans	37	40
Other financing activities, net	(6)	(15)
Net cash used in financing activities	(495)	(430)
Increase in cash, cash equivalents and restricted cash	326	77
Cash, cash equivalents and restricted cash at the beginning of the period	1,211	1,724
Cash, cash equivalents and restricted cash at the end of the period	$1,537	$1,801

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2021 and January 1, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 1, 2021	225	$—	$7,044	$(45)	$(6,398)	$601
Net income					501	501
Other comprehensive income				20		20
Issuance of ordinary shares under employee share plans	—		4			4
Repurchases of ordinary shares	(5)				(480)	(480)
Tax withholding related to vesting of restricted share units	(1)				(2)	(2)
Dividends to shareholders ($0.70 per ordinary share)					(154)	(154)
Share-based compensation			36			36
Balance at December 31, 2021	219	$—	$7,084	$(25)	$(6,533)	$526

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 2, 2020	258	$—	$6,814	$(46)	$(4,947)	$1,821
Net income					280	280
Other comprehensive income				10		10
Issuance of ordinary shares under employee share plans	—		11			11
Repurchases of ordinary shares	(18)				(1,000)	(1,000)
Tax withholding related to vesting of restricted share units	—				(1)	(1)
Dividends to shareholders ($0.67 per ordinary share)					(161)	(161)
Share-based compensation			30			30
Balance at January 1, 2021	240	$—	$6,855	$(36)	$(5,829)	$990

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended December 31, 2021 and January 1, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income					1,027	1,027
Other comprehensive income				16		16
Issuance of ordinary shares under employee share plans	3		37			37
Repurchases of ordinary shares	(10)				(905)	(905)
Tax withholding related to vesting of restricted share units	(1)				(45)	(45)
Dividends to shareholders ($1.37 per ordinary share)					(305)	(305)
Share-based compensation			70			70
Balance at December 31, 2021	219	$—	$7,084	$(25)	$(6,533)	$526

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					503	503
Other comprehensive income				30		30
Issuance of ordinary shares under employee share plans	3		40			40
Repurchases of ordinary shares	(19)				(1,068)	(1,068)
Tax withholding related to vesting of restricted share units	(1)				(32)	(32)
Dividends to shareholders ($1.32 per ordinary share)					(328)	(328)
Share-based compensation			58			58
Balance at January 1, 2021	240	$—	$6,855	$(36)	$(5,829)	$990

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
Basis of Presentation and Consolidation
The unaudited Condensed Consolidated Financial Statements of the Company and the accompanying notes were prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.
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
The Company’s consolidated financial statements for the fiscal year ended July 2, 2021 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 6, 2021. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 2, 2021, and the notes thereto, are adequate to make the information presented not misleading. The results of operations and the cash flows for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 1, 2022.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and six months ended December 31, 2021 consisted of 13 and 26 weeks, respectively, and the three and six months ended January 1, 2021 consisted of 13 and 26 weeks, respectively. Fiscal year 2022, which ends on July 1, 2022, is comprised of 52 weeks and fiscal year 2021, which ended on July 2, 2021, was comprised of 52 weeks. The fiscal quarters ended December 31, 2021, October 1, 2021 and January 1, 2021, are also referred to herein as the “December 2021 quarter”, the “September 2021 quarter” and the “December 2020 quarter”, respectively.
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
In November 2021, the FASB issued ASU 2021-10 (ASC Topic 832), Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the type of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The Company is required to adopt this new accounting pronouncement in the first quarter of fiscal year 2023. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of December 31, 2021 and July 2, 2021:

	December 31, 2021			July 2, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$435	$—	$435	$552	$—	$552
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	36	—	36	18	—	18
Total	$472	$—	$472	$571	$—	$571

Included in Cash and cash equivalents			$434			$551
Included in Other current assets			2			2
Included in Other assets, net			36			18
Total			$472			$571
As of both December 31, 2021 and July 2, 2021, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of December 31, 2021 and July 2, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of December 31, 2021 and July 2, 2021.

The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of December 31, 2021, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$436	$436
Due in 1 to 5 years	28	28
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$472	$472
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	December 31, 2021	July 2, 2021	January 1, 2021	July 3, 2020
Cash and cash equivalents	$1,535	$1,209	$1,799	$1,722
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,537	$1,211	$1,801	$1,724

Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	December 31, 2021	July 2, 2021
Raw materials and components	$474	$375
Work-in-process	463	443
Finished goods	350	386
Total inventories	$1,287	$1,204
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	December 31, 2021	July 2, 2021
Property, equipment and leasehold improvements	$10,521	$10,378
Accumulated depreciation and amortization	(8,305)	(8,197)
Property, equipment and leasehold improvements, net	$2,216	$2,181

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	December 31, 2021	July 2, 2021
Dividends payable	$154	$153
Other accrued expenses	501	455
Total	$655	$608
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive income before reclassifications	2	1	—	3
Amounts reclassified from AOCL	12	1	—	13
Other comprehensive income	14	2	—	16
Balance at December 31, 2021	$(4)	$(20)	$(1)	$(25)

Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income (loss) before reclassifications	16	(1)	—	15
Amounts reclassified from AOCL	(2)	2	15	15
Other comprehensive income	14	1	15	30
Balance at January 1, 2021	$(10)	$(25)	$(1)	$(36)

3.Debt
The following table provides details of the Company’s debt as of December 31, 2021 and July 2, 2021:

(Dollars in millions)	December 31, 2021	July 2, 2021
Unsecured Senior Notes(1)
$750 issued on February 3, 2017 at 4.25% due March 1, 2022 (the “2022 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	$220	$220
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	541	541
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	499	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	463	461
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	499
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loan
$600 borrowed on October 14, 2021 at London Interbank Offered Rate (“LIBOR”) plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	600	—
$600 borrowed on October 14, 2021 at LIBOR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	—
$500 borrowed on September 17, 2019 at LIBOR, (the “September 2019 Term Loan”), repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with a final maturity date of September 16, 2025, fully repaid on October 14, 2021.	—	481
	5,895	5,173
Less: unamortized debt issuance costs	(34)	(34)
Debt, net of debt issuance costs	5,861	5,139
Less: current portion of long-term debt	(235)	(245)
Long-term debt, less current portion	$5,626	$4,894
______________________________
(1) All unsecured senior notes are issued by Seagate HDD Cayman, and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and, pursuant to a supplemental indenture dated as of May 18, 2021, STX.

Unsecured Senior Notes
2022 Notes. During the six months ended January 1, 2021, $9 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest.

2023 Notes. During the six months ended January 1, 2021, $5 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss of $1 million on repurchases during the six months ended January 1, 2021, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.

Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement on February 20, 2019, which was amended on September 16, 2019, January 13, 2021, May 18, 2021 and October 14, 2021 (the “Credit Agreement”).
Prior to the October 14, 2021 amendment, the Credit Agreement provided a term loan facility in an aggregate principal amount of $500 million and a $1.725 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). The September 2019 Term Loan had a final maturity date of September 16, 2025 and the Revolving Credit Facility had a final maturity of February 20, 2024. On September 17, 2019, Seagate HDD Cayman borrowed the $500 million principal amount under the September 2019 Term Loan.
On October 14, 2021, STX and Seagate HDD Cayman entered into an amendment to the Credit Agreement (“Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each (“Term Loan A1” and “Term Loan A2” and together the “Term Loans”). Term Loan A1 and Term Loan A2 were each drawn in full on the closing date for the Fifth Amendment. The proceeds of the Term Loans may be used for general corporate purposes, to refinance or repay the September 2019 Term Loan and to refinance or repay the 2022 Notes. Term Loan A1 bears interest at a rate of LIBOR plus a variable margin ranging from 1.125% to 2.375% that will be determined based on the corporate credit rating of the Company. Term Loan A1 is repayable in quarterly installments beginning on December 31, 2022 and has a final maturity date of September 16, 2025. Term Loan A2 bears interest at a rate of LIBOR plus a variable margin ranging from 1.25% to 2.5% that will be determined based on the corporate credit rating of the Company. Term Loan A2 is repayable in quarterly installments beginning on December 31, 2022 and has a final maturity date of July 30, 2027. On October 14, 2021, Seagate HDD Cayman utilized part of the proceeds of Term Loan A1 to fully repay the $475 million principal amount outstanding of the September 2019 Term Loan.
In addition, pursuant to the Fifth Amendment, the maturity date for the revolving loan commitments under the Revolving Credit Facility was extended until October 14, 2026, the revolving commitments were increased to $1.75 billion and the interest rate margins for the revolving loans were amended to LIBOR plus a variable margin ranging from 1.125% to 2.375% that will be determined based on the corporate credit rating of the Company.
STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loans.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of December 31, 2021 and expects to be in compliance for the next 12 months. As of December 31, 2021, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility.
Future Principal Payments on Long-term Debt
At December 31, 2021, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$220
2023	585
2024	560
2025	562
2026	563
Thereafter	3,445
Total	$5,935

4.Income Taxes
The Company recorded income tax provisions of $13 million and $20 million for the three and six months ended December 31, 2021, respectively. The discrete items in the income tax provision were not material for the three months ended December 31, 2021. The income tax provision for the six months ended December 31, 2021 included approximately $9 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
During the six months ended December 31, 2021, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $7 million to $115 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning January 1, 2022, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
The Company recorded income tax provisions of $11 million and $9 million for the three and six months ended January 1, 2021, respectively. The discrete items in the income tax provision were not material for the three months ended January 1, 2021. The income tax provision for the six months ended January 1, 2021 included approximately $11 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense and postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
The Company’s income tax provision recorded for the three and six months ended December 31, 2021 and the three and six months ended January 1, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Exit Costs
For the three and six months ended December 31, 2021, the Company recorded restructuring charges of $1 million and $2 million, respectively. For the three and six months ended January 1, 2021, the Company recorded restructuring charges of $2 million and $3 million, respectively. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
The following tables summarize the Company’s restructuring activities under the Company’s active restructuring plans:

(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 2, 2021	$2	$6	$8
Restructuring charges	2	—	2
Cash payments	(2)	(2)	(4)
Accrual balances at December 31, 2021	$2	$4	$6
Total costs incurred inception to date as of December 31, 2021	$65	$23	$88
Total expected charges to be incurred as of December 31, 2021	$—	$8	$8

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
The Company has entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. As of December 31, 2021, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.2 billion, of which $600 million will mature in September 2025 and $600 million will mature in July 2027.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $4 million and $18 million as of December 31, 2021 and as of July 2, 2021, respectively. As of December 31, 2021, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive loss included a net loss of $10 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $6 million and $3 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 31, 2021. The Company recognized a net loss of $8 million and $4 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the six months ended December 31, 2021. The Company recognized a net gain of $4 million in Cost of revenue related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 1, 2021. The Company recognized a net loss of $2 million and $4 million in Other, net related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 1, 2021, respectively.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 31, 2021 and July 2, 2021. All of the foreign currency forward exchange contracts mature within 12 months.

	As of December 31, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$170	$54
Thai Baht	130	42
Chinese Renminbi	84	22
British Pound Sterling	65	18
	$449	$136

	As of July 2, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$172	$43
Thai Baht	131	46
Chinese Renminbi	73	21
British Pound Sterling	54	16
	$430	$126

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of December 31, 2021, the notional investments underlying the TRS amounted to $133 million and the contract term was through January 2022, settled on a monthly basis, limiting counterparty performance risk. As of January 25, 2022, the contract term of the TRS was extended through January 2023. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 31, 2021 and July 2, 2021:

	As of December 31, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(2)
Interest rate swap	Other current assets	2	Accrued expenses	(5)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(3)
Total derivatives		$4		$(10)

	As of July 2, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(5)
Interest rate swap	Other current assets	—	Accrued expenses	(14)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$4		$(21)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2021:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$2	$(2)
Total return swap	Operating expenses	7	6

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$4	$(5)	Cost of revenue	$(6)	$(8)	Other, net	$—	$1
Interest rate swap	7	7	Interest expense	(3)	(4)	Interest expense	—	—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended January 1, 2021:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$6	$14
Total return swap	Operating expenses	$11	$16

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$11	$15	Cost of revenue	$4	$4	Other, net	$1	$1
Interest rate swap	1	1	Interest expense	(2)	(4)	Interest expense	—	—

7.Fair Value
Measurement of Fair Value
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.
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
The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

Items Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of:

	December 31, 2021				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$434	$—	$—	$434	$551	$—	$—	$551
Total cash equivalents	434	—	—	434	551	—	—	551
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	36	36	—	—	18	18
Derivative assets	—	4	—	4	—	4	—	4
Total assets	$435	$5	$36	$476	$552	$5	$18	$575
Liabilities:
Derivative liabilities	$—	$10	$—	$10	$—	$21	$—	$21
Total liabilities	$—	$10	$—	$10	$—	$21	$—	$21

	December 31, 2021				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$434	$—	$—	$434	$551	$—	$—	$551
Other current assets	1	5	—	6	1	5	—	6
Other assets, net	—	—	36	36	—	—	18	18
Total assets	$435	$5	$36	$476	$552	$5	$18	$575
Liabilities:
Accrued expenses	$—	$10	$—	$10	$—	$21	$—	$21
Total liabilities	$—	$10	$—	$10	$—	$21	$—	$21

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 31, 2021, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded an immaterial gain and a net gain of $3 million for the three and six months ended December 31, 2021, respectively. The Company recorded a net gain of $1 million and an immaterial gain for the three and six months ended January 1, 2021, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $81 million and $78 million as of December 31, 2021 and July 2, 2021, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded a net loss of $2 million and a net gain of $4 million for the three and six months ended December 31, 2021, respectively. The Company recorded a net loss of $7 million and a net gain of $16 million for the three and six months ended January 1, 2021, respectively, related to downward and upward adjustments due to observable price changes. As of December 31, 2021 and July 2, 2021, the carrying value of the Company’s strategic investments under the measurement alternative was $88 million and $117 million, respectively.

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

	December 31, 2021		July 2, 2021
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.25% Senior Notes due March 2022	$220	$221	$220	$224
4.75% Senior Notes due June 2023	541	565	541	578
4.875% Senior Notes due March 2024	499	530	499	544
4.75% Senior Notes due January 2025	479	515	479	529
4.875% Senior Notes due June 2027	504	554	504	561
4.091% Senior Notes due June 2029	463	521	461	519
3.125% Senior Notes due July 2029	500	490	500	488
4.125% Senior Notes due January 2031	500	522	499	513
3.375% Senior Notes due July 2031	500	489	500	487
5.75% Senior Notes due December 2034	489	567	489	566
LIBOR Based Term Loan A1 due September 2025	600	589	—	—
LIBOR Based Term Loan A2 due July 2027	600	592	—	—
LIBOR Based Term Loan due September 2025	—	—	481	478
	5,895	6,155	5,173	5,487
Less: unamortized debt issuance costs	(34)	—	(34)	—
Debt, net of debt issuance costs	5,861	6,155	5,139	5,487
Less: current portion of debt	(235)	(236)	(245)	(249)
Long-term debt, less current portion, net of debt issuance costs	$5,626	$5,919	$4,894	$5,238

8.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 219,463,688 shares were outstanding as of December 31, 2021, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 31, 2021.
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
On May 14, 2021, STX’s Board of Directors resolved to adopt and continue the STUC Share Repurchase Program as its own and that the STX Board of Directors be authorized to effect the repurchase of STX ordinary shares in an amount equal to the remaining STUC Share Repurchase Program amount as of the effective time of the scheme of arrangement. As of December 31, 2021, $3.3 billion remained available for repurchase under the existing repurchase authorization limit. The following table sets forth information with respect to repurchases of ordinary shares during the six months ended December 31, 2021:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares (1)	10	$905
Tax withholding related to vesting of equity awards	1	45
Total	11	$950
_________________________________
(1) These amounts differ from the repurchases of ordinary shares amounts in the condensed consolidated statements of cash flows due to timing differences between repurchases and cash settlement thereof.
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenues by Channel
OEMs	$2,178	$1,741	$4,465	$3,349
Distributors	562	475	1,069	842
Retailers	376	407	697	746
Total	$3,116	$2,623	$6,231	$4,937
Revenues by Geography (1)
Asia Pacific	$1,433	$1,306	$3,016	$2,412
Americas	1,186	838	2,265	1,643
EMEA	497	479	950	882
Total	$3,116	$2,623	$6,231	$4,937
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended December 31, 2021 and January 1, 2021 were as follows:

	For the Six Months Ended
(Dollars in millions)	December 31, 2021	January 1, 2021
Balance, beginning of period	$136	$151
Warranties issued	43	37
Repairs and replacements	(43)	(42)
Changes in liability for pre-existing warranties, including expirations	8	(9)
Balance, end of period	$144	$137

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Numerator:
Net income	$501	$280	$1,027	$503
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	221	249	224	253
Weighted-average effect of dilutive securities:
Employee equity award plans	4	2	4	2
Total shares for purpose of calculating diluted net income per share	225	251	228	255
Net income per share:
Basic	$2.27	$1.12	$4.58	$1.99
Diluted	2.23	1.12	4.50	1.97
The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three and six months ended December 31, 2021 and January 1, 2021.

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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods.” The complaint seeks damages as well as additional relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial is scheduled to begin on April 4, 2022. While the possible range of loss for this matter remains uncertain, the Company estimates the amount of loss to be immaterial to the financial statements.
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
Nidec Corporation v. Seagate Technology LLC, et al. On January 18, 2021, Nidec Corporation (“Nidec”) filed a complaint against Seagate Technology LLC, Seagate Singapore International Headquarters Pte. Ltd., and Seagate Technology (Netherlands) B.V. in the United States District Court for the District of Delaware, alleging infringement of the following patents: U.S. Patent No. 8,737,017, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 9,742,239, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 9,935,528, titled “Spindle Motor and Disk Drive Apparatus,” U.S. Patent No. 10,407,775, titled “Base Plate, Hard Disk Drive, and Method of Manufacturing Base Plate,” and U.S. Patent No. 10,460,767, titled “Base Member Including Information Mark and Insulating Coating Layer, and Disk Drive Apparatus Including the Same.” (the “Delaware Action”). On March 22, 2021, Seagate initiated JAMS arbitration against Nidec under the arbitration clause of the covenant agreement between Seagate and Nidec. On July 20, 2021, the court stayed the Delaware Action pending the result of arbitration between the parties. On November 9, 2021, following a five-day arbitration hearing, the JAMS arbitration panel decided in favor of Seagate on all issues and directed Nidec to dismiss the Delaware Action. On November 15, 2021, Nidec dismissed its complaint in the Delaware Action with prejudice.
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

13.Commitments
Unconditional Long-Term Purchase Obligations. As of December 31, 2021, the Company had unconditional long-term purchase obligations of approximately $495 million, primarily related to purchases of minimum quarterly amounts of inventory components. The Company expects the commitment to total $259 million, $162 million, $33 million, $26 million and $15 million for fiscal years 2023, 2024, 2025, 2026 and thereafter, respectively.
14.Subsequent Events
Dividend Declared
On January 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on April 6, 2022 to shareholders of record as of the close of business on March 22, 2022.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended December 31, 2021, October 1, 2021 and January 1, 2021, referred to herein as the “December 2021 quarter,” the “September 2021 quarter,” and the “December 2020 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2021 quarter, the September 2021 quarter and the December 2020 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending July 1, 2022. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
•the uncertainty in global economic and political conditions, or adverse changes in the level of economic activity in the major regions in which we do business;
•the development and introduction of products based on new technologies and expansion into new data storage markets and market acceptance of new products;
•the impact of competitive product announcements and unexpected advances in competing technologies or changes in market trends;
•the impact of variable demand, including ongoing demand variation related to the COVID-19 pandemic, changes in market demand and an adverse pricing environment for storage products;
•the effects of the COVID-19 pandemic and related individual, business and government responses on the global economy and their impact on the Company’s business, operations and financial results, including impacts to the Company’s supply chain resulting from governments’ policies and approaches to containing COVID-19;
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
•changes in tax laws, such as global tax developments applicable to multinational businesses; the impact of trade barriers, such as import/export duties and restrictions, sanctions, tariffs and quotas, imposed by the U.S. or other countries in which the Company conducts business; the evolving legal and regulatory, economic, environmental and administrative climate in the international markets where the Company operates; and
•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.

Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations are described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made, and we undertake no obligation to update forward-looking statements except as required by law.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the December 2021 quarter. Highlights of events in the December 2021 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the December 2021 quarter to the September 2021 quarter and the December 2020 quarter.
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
Overview of the December 2021 quarter
During the December 2021 quarter, we shipped 163 exabytes of HDD storage capacity. We generated revenue of approximately $3.1 billion with a gross margin of 30% and our operating cash flow was $521 million. We borrowed $1.2 billion under our term loan facility and fully repaid the $475 million principal amount outstanding of our September 2019 Term Loan. We repurchased approximately 5 million of our ordinary shares for $471 million and paid $151 million in dividends.
Impact of COVID-19
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread, the effects of which began during our quarter ended April 3, 2020. We continued to experience certain supply chain disruptions during the December 2021 quarter, as well as higher logistics and operational costs due to the COVID-19 pandemic, including supply chain constraints, which we expect to continue at least for the remainder of fiscal year 2022. Our customers also continued to experience certain supply chain and demand disruptions during the December 2021 quarter, resulting in demand variations across certain of our end markets, which we anticipate will continue at least for the remainder of fiscal year 2022. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, supply chain, liquidity and capital resources, including governmental policies that could periodically shut down an entire city where we, our suppliers or our customers operate. We are also actively working on opportunities to lower our cost structure and drive further operational efficiencies. We are complying with governmental rules and guidelines across all of our sites. Although we are unable to predict the future impact of COVID-19 on our business, results of operations, liquidity or capital resources at this time, we expect we will continue to be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain problems, substantial reductions in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products, or other unexpected ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenue	$3,116	$3,115	$2,623	$6,231	$4,937
Cost of revenue	2,168	2,159	1,927	4,327	3,645
Gross profit	948	956	696	1,904	1,292
Product development	228	233	221	461	444
Marketing and administrative	136	133	122	269	240
Amortization of intangibles	3	3	3	6	6
Restructuring and other, net	1	1	2	2	3
Income from operations	580	586	348	1,166	599
Other expense, net	(66)	(53)	(57)	(119)	(87)
Income before income taxes	514	533	291	1,047	512
Provision for income taxes	13	7	11	20	9
Net income	$501	$526	$280	$1,027	$503

	For the Three Months Ended			For the Six Months Ended
	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenue	100%	100%	100%	100%	100%
Cost of revenue	70	69	73	69	74
Gross margin	30	31	27	31	26
Product development	7	8	9	8	9
Marketing and administrative	4	4	5	4	5
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	—
Operating margin	19	19	13	19	12
Other expense, net	(3)	(2)	(2)	(2)	(2)
Income before income taxes	16	17	11	17	10
Provision for income taxes	—	—	—	—	—
Net income	16%	17%	11%	17%	10%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Six Months Ended
	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenues by Channel (%)
OEMs	70%	74%	66%	72%	68%
Distributors	18%	16%	18%	17%	17%
Retailers	12%	10%	16%	11%	15%
Revenues by Geography (%) (1)
Asia Pacific	46%	51%	50%	48%	49%
Americas	38%	35%	32%	36%	33%
EMEA	16%	14%	18%	16%	18%
Revenues by Market (%)
Mass capacity	66%	65%	58%	65%	58%
Legacy	25%	27%	35%	26%	34%
Other	9%	8%	7%	9%	8%

HDD Exabytes Shipped by Market
Mass capacity	137	132	97	269	183
Legacy	26	27	32	53	60
Total	163	159	129	322	243

HDD Price per Terabyte	$17	$18	$19	$18	$19
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the December 2021 quarter remained relatively flat from the September 2021 quarter primarily due to a higher demand for our non-HDD products and an increase in mass capacity storage exabytes shipped, offset by a decrease in legacy market exabytes shipped and a decrease in price per terabyte.
Revenue in the December 2021 quarter increased by $493 million from the December 2020 quarter primarily due to an increase in mass capacity storage exabytes shipped, partially offset by a decrease in legacy market exabytes shipped.
Revenue for the six months ended December 31, 2021 increased by $1,294 million from the six months ended January 1, 2021 primarily due to an increase in mass capacity storage exabytes shipped, partially offset by a decrease in legacy market exabytes shipped.

We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 14% of gross revenue for the December 2021 quarter, 13% for the September 2021 quarter and 15% for the December 2020 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Cost of revenue	$2,168	$2,159	$1,927	$4,327	$3,645
Gross profit	948	956	696	1,904	1,292
Gross margin	30%	31%	27%	31%	26%

Gross margin for the December 2021 quarter decreased compared to the September 2021 quarter primarily due to a decrease in price per terabyte and higher component and logistics costs resulting from the pandemic, partially offset by favorable mix in HDD products.
Gross margin for the December 2021 quarter increased compared to the December 2020 quarter primarily due to improved product mix, partially offset by higher component and logistics costs resulting from the pandemic.
Gross margin for the six months ended December 31, 2021 increased compared to the six months ended January 1, 2021 primarily driven by improved product mix, partially offset by higher component and logistics costs resulting from the pandemic.
In the December 2021 quarter, total warranty cost was 0.8% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.1% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.7%, 0.7% and 0.7% of revenue for the December 2021 quarter, September 2021 quarter and December 2020 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Product development	$228	$233	$221	$461	$444
Marketing and administrative	136	133	122	269	240
Amortization of intangibles	3	3	3	6	6
Restructuring and other, net	1	1	2	2	3
Operating expenses	$368	$370	$348	$738	$693

Product development expense. Product development expense for the December 2021 quarter decreased by $5 million compared to the September 2021 quarter primarily due to a $6 million decrease in variable compensation expense and a $3 million decrease in compensation and other employee benefits, partially offset by a $4 million increase in materials expense.
Product development expense increased by $7 million in the December 2021 quarter compared to the December 2020 quarter primarily due to a $7 million increase in materials expense and a $3 million increase in compensation and other employee benefits, partially offset by a $5 million decrease in outside services.
Product development expense increased by $17 million for the six months ended December 31, 2021 compared to the six months ended January 1, 2021 primarily due to a $10 million increase in materials expense, an $8 million increase in variable compensation expense and a $3 million increase in compensation and other employee benefits, partially offset by an $8 million decrease in outside services.

Marketing and administrative expense. Marketing and administrative expense increased by $3 million for the December 2021 quarter compared to the September 2021 quarter primarily due to a $3 million increase in advertising costs and a $2 million increase in compensation and other employee benefits, partially offset by a $3 million decrease in variable compensation expense.
Marketing and administrative expense increased by $14 million in the December 2021 quarter compared to the December 2020 quarter primarily due to a $5 million increase in compensation and other employee benefits, a $4 million increase in advertising costs and a $2 million increase in travel expenses.
Marketing and administrative expense increased by $29 million for the six months ended December 31, 2021 compared to the six months ended January 1, 2021 primarily due to a $7 million increase in compensation and other employee benefits, a $6 million increase in variable compensation expense, a $5 million increase in advertising costs and a $4 million increase in outside services.
Amortization of intangibles. Amortization of intangibles for the December 2021 quarter remained flat compared to the September 2021 quarter.
Amortization of intangibles for the three and six months ended December 31, 2021 remained flat, compared to the three and six months ended January 1, 2021, respectively.
Restructuring and other, net. Restructuring and other, net was not material for any periods presented.
Other Expense, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Other expense, net	$(66)	$(53)	$(57)	$(119)	$(87)

Other expense, net. Other expense, net for the December 2021 quarter increased by $13 million from the September 2021 quarter primarily due to a non-recurring gain of $9 million from our strategic investments in the September 2021 quarter and a $3 million increase in interest expense from the net issuance of long-term debt in the December 2021 quarter.
Other expense, net for the December 2021 quarter increased by $9 million compared to the December 2020 quarter primarily due to a $10 million increase in interest expense from the issuance of long-term debt and a $2 million decrease in gain from foreign exchange transactions and remeasurements, net of cash flow hedges, partially offset by a $5 million decrease in losses from our strategic investments.
Other expense, net for the six months ended December 31, 2021 increased by $32 million compared to the six months ended January 1, 2021 primarily due to a $19 million increase in interest expense from the issuance of long-term debt and a $17 million net decrease in gains from our strategic investments, partially offset by a $5 million decrease in losses from foreign exchange transactions and remeasurements, net of cash flow hedges.
Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2021	October 1, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Provision for income taxes	$13	$7	$11	$20	$9

We recorded income tax provisions of $13 million and $20 million for the three and six months ended December 31, 2021, respectively. The discrete items in the income tax provision were not material for the three months ended December 31, 2021. The income tax provision for the six months ended December 31, 2021 included approximately $9 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.

During the six months ended December 31, 2021, our unrecognized tax benefits excluding interest and penalties increased by approximately $7 million to $115 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning January 1, 2022, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
We recorded income tax provisions of $11 million and $9 million for the three and six months ended January 1, 2021. The discrete items in the income tax provision were not material for the three months ended January 1, 2021. The income tax provision for the six months ended January 1, 2021 included approximately $11 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense and postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
Our income tax provision recorded for the three and six months ended December 31, 2021 and January 1, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of December 31, 2021.
Cash and Cash Equivalents

(Dollars in millions)	December 31, 2021	July 2, 2021	Change
Cash and cash equivalents	$1,535	$1,209	$326

Our cash and cash equivalents as of December 31, 2021 increased by $326 million from July 2, 2021 primarily as a result of net proceeds of $1.2 billion from the issuance of long-term debt and net cash of $1.0 billion provided by operating activities, partially offset by the repurchases of our ordinary shares of $896 million, repayment of long-term debt of $481 million, dividends paid to our shareholders of $304 million and payments for capital expenditures of $212 million.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2021 was $1.0 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $241 million in accounts receivable, primarily due to linearity of sales in the December 2021 quarter;
•an increase of $83 million in inventories, primarily due to timing of shipments and an increase in materials purchased for increased production of higher capacity drives; and
•a decrease in accrued employee compensation of $54 million, primarily due to cash paid to our employees as part of our discretionary spending plans;
•partially offset by an increase of $63 million in accounts payable, primarily due to an increase in material purchased.

Cash Used in Investing Activities
Cash used in investing activities for the six months ended December 31, 2021 was $196 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $212 million; and
•payments for the purchase of investments of $18 million;
•partially offset by proceeds from the sale of investments of $34 million.
Cash Used in Financing Activities
Cash used in financing activities of $495 million for the six months ended December 31, 2021 was primarily attributable to the following activities:
•payments for the repurchase of our ordinary shares of $896 million;
•payments for the repurchase of long-term debt of $481 million;
•payments for dividends of $304 million; and
•payments for taxes related to net share settlement of equity awards of $45 million;
•partially offset by net proceeds from the issuance of long-term debt of $1.2 billion; and
•proceeds from the issuance of ordinary shares under employee share plans of $37 million.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of December 31, 2021 consist of: (1) approximately $1.5 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.75 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
On October 14, 2021, our subsidiary Seagate HDD Cayman entered into an amendment to the Credit Agreement (“Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each. The Term Loans were drawn in full on October 14, 2021. The proceeds of the Term Loans may be used for general corporate purposes, to refinance or repay our September 2019 Term Loan and to refinance or repay our 4.25% notes due March 1, 2022. On October 14, 2021, we utilized part of the proceeds of Term Loan A1 to fully repay the $475 million principal amount outstanding of our September 2019 Term Loan.
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
As of December 31, 2021, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
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

During the December 2021 quarter, our Board of Directors declared dividends of $0.70 per share, totaling $154 million, which were paid on January 5, 2022. On January 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on April 6, 2022 to shareholders of record at the close of business on March 22, 2022.
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of December 31, 2021, $3.3 billion remained available for repurchases under our existing repurchase authorization. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
Contractual Obligations and Commitments
Our contractual cash obligations and commitments as of December 31, 2021, are summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Contractual Cash Obligations:
Long-term debt	$5,935	$220	$1,145	$1,125	$3,445
Interest payments on debt	1,477	133	430	325	589
Purchase obligations (1)	1,920	1,425	421	59	15
Operating leases, including imputed interest (2)	64	8	23	12	21
Capital expenditures	267	113	149	5	—
Subtotal	9,663	1,899	2,168	1,526	4,070
Commitments:
Letters of credit or bank guarantees	27	5	13	—	9
Total	$9,690	$1,904	$2,181	$1,526	$4,079
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of December 31, 2021, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of December 31, 2021.
We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of December 31, 2021, the aggregate notional amount of our interest-rate swap contracts was $1.2 billion, of which $600 million will mature in September 2025 and $600 million will mature in July 2027.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our September 2019 Term Loan was repaid in full on October 14, 2021, using part of the proceeds from Term Loan A1. Our Term Loans bear interest at a variable rate equal to LIBOR plus a variable margin. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2022.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2021.

	Fiscal Years Ended						Total	Fair Value at December 31, 2021
(Dollars in millions, except percentages)	2022	2023	2024	2025	2026	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$436	$—	$—	$—	$—	$—	$436	$436
Average interest rate	0.04%						0.04%
Other debt securities
Fixed rate	$13	$—	$—	$—	$15	$8	$36	$36
Fixed interest rate	5.23%						5.23%
Debt
Fixed rate	$220	$540	$500	$479	$—	$2,996	$4,735	$4,974
Average interest rate	4.25%	4.75%	4.88%	4.75%	—%	4.22%	4.40%
Variable rate	$—	$45	$60	$83	$563	$449	$1,200	$1,181
Average interest rate	—%	2.92%	2.92%	2.92%	2.95%	2.90%	2.92%

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
We recognized a net loss of $6 million and $3 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 31, 2021. We recognized a net loss of $8 million and $4 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the six months ended December 31, 2021.

The table below provides information as of December 31, 2021 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$224	$1.35	$—
Thai Baht	172	$32.65	(4)
Chinese Renminbi	106	$6.54	2
British Pound Sterling	83	$0.74	(1)
Total	$585		$(3)
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2021, $3.3 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended December 31, 2021, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2, 2021 through October 29, 2021	3	$82.89	3	$3,540
October 30, 2021 through November 26, 2021	1	96.84	1	3,403
November 27, 2021 through December 31, 2021	1	105.86	1	3,273
Total	5		5
__________________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Seagate Technology Holdings plc.	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

10.1	Fifth Amendment, dated as of October 14, 2021, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.6	10/28/2021

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	January 27, 2022	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)