Form 10-Q
period 2022-04-01
Seagate Technology Holdings plc
filed 2022-04-28
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2022, 214,843,969 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 1, 2022	July 2, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,138	$1,209
Accounts receivable, net	1,344	1,158
Inventories	1,479	1,204
Other current assets	298	208
Total current assets	4,259	3,779
Property, equipment and leasehold improvements, net	2,197	2,181
Goodwill	1,237	1,237
Other intangible assets, net	14	29
Deferred income taxes	1,121	1,117
Other assets, net	317	332
Total Assets	$9,145	$8,675
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,948	$1,725
Accrued employee compensation	194	282
Accrued warranty	64	61
Current portion of long-term debt	30	245
Accrued expenses	645	608
Total current liabilities	2,881	2,921
Long-term accrued warranty	84	75
Other non-current liabilities	145	154
Long-term debt, less current portion	5,614	4,894
Total Liabilities	8,724	8,044
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	7,151	6,977
Accumulated other comprehensive income (loss)	37	(41)
Accumulated deficit	(6,767)	(6,305)
Total Equity	421	631
Total Liabilities and Equity	$9,145	$8,675

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenue	$2,802	$2,731	$9,033	$7,668

Cost of revenue	1,996	1,991	6,323	5,636
Product development	233	227	694	671
Marketing and administrative	141	126	410	366
Amortization of intangibles	3	3	9	9
Restructuring and other, net	—	(2)	2	1
Total operating expenses	2,373	2,345	7,438	6,683

Income from operations	429	386	1,595	985

Interest income	—	1	1	2
Interest expense	(63)	(59)	(184)	(161)
Other, net	(15)	11	(14)	25
Other expense, net	(78)	(47)	(197)	(134)

Income before income taxes	351	339	1,398	851
Provision for income taxes	5	10	25	19
Net income	$346	$329	$1,373	$832

Net income per share:
Basic	$1.59	$1.41	$6.18	$3.38
Diluted	1.56	1.39	6.08	3.34
Number of shares used in per share calculations:
Basic	218	233	222	246
Diluted	222	237	226	249

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income	$346	$329	$1,373	$832
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	56	4	58	20
Losses (gains) reclassified into earnings	6	(7)	18	(9)
Net change	62	(3)	76	11
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	—	1	1	—
Losses reclassified into earnings	—	—	1	2
Net change	—	1	2	2
Foreign currency translation adjustments	—	—	—	15
Total other comprehensive income (loss), net of tax	62	(2)	78	28
Comprehensive income	$408	$327	$1,451	$860

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	April 1, 2022	April 2, 2021
OPERATING ACTIVITIES
Net income	$1,373	$832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	294
Share-based compensation	106	87
Deferred income taxes	2	(7)
Other non-cash operating activities, net	46	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(186)	138
Inventories	(275)	(141)
Accounts payable	209	60
Accrued employee compensation	(88)	(46)
Accrued expenses, income taxes and warranty	19	—
Other assets and liabilities	(53)	(61)
Net cash provided by operating activities	1,477	1,148
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(309)	(374)
Proceeds from sale of investments	34	11
Proceeds from the sale of assets	—	4
Purchases of investments	(18)	(4)
Maturities of short-term investments	—	3
Net cash used in investing activities	(293)	(360)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(701)	(27)
Dividends to shareholders	(458)	(495)
Repurchases of ordinary shares	(1,313)	(1,819)
Taxes paid related to net share settlement of equity awards	(45)	(33)
Proceeds from issuance of long-term debt	1,200	1,000
Proceeds from issuance of ordinary shares under employee stock plans	68	95
Other financing activities, net	(6)	(19)
Net cash used in financing activities	(1,255)	(1,298)
Decrease in cash, cash equivalents and restricted cash	(71)	(510)
Cash, cash equivalents and restricted cash at the beginning of the period	1,211	1,724
Cash, cash equivalents and restricted cash at the end of the period	$1,140	$1,214

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended April 1, 2022 and April 2, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	219	$—	$7,084	$(25)	$(6,533)	$526
Net income					346	346
Other comprehensive income				62		62
Issuance of ordinary shares under employee share plans	1		31			31
Repurchases of ordinary shares	(4)				(428)	(428)
Dividends to shareholders ($0.70 per ordinary share)					(152)	(152)
Share-based compensation			36			36
Balance at April 1, 2022	216	$—	$7,151	$37	$(6,767)	$421

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2021	240	$—	$6,855	$(36)	$(5,829)	$990
Net income					329	329
Other comprehensive loss				(2)		(2)
Issuance of ordinary shares under employee share plans	1		55			55
Repurchases of ordinary shares	(11)				(762)	(762)
Tax withholding related to vesting of restricted share units	—				(1)	(1)
Dividends to shareholders ($0.67 per ordinary share)					(154)	(154)
Share-based compensation			29			29
Balance at April 2, 2021	230	$—	$6,939	$(38)	$(6,417)	$484

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended April 1, 2022 and April 2, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income					1,373	1,373
Other comprehensive income				78		78
Issuance of ordinary shares under employee share plans	4		68			68
Repurchases of ordinary shares	(14)				(1,333)	(1,333)
Tax withholding related to vesting of restricted share units	(1)				(45)	(45)
Dividends to shareholders ($2.07 per ordinary share)					(457)	(457)
Share-based compensation			106			106
Balance at April 1, 2022	216	$—	$7,151	$37	$(6,767)	$421

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					832	832
Other comprehensive income				28		28
Issuance of ordinary shares under employee share plans	4		95			95
Repurchases of ordinary shares	(30)				(1,830)	(1,830)
Tax withholding related to vesting of restricted share units	(1)				(33)	(33)
Dividends to shareholders ($1.99 per ordinary share)					(482)	(482)
Share-based compensation			87			87
Balance at April 2, 2021	230	$—	$6,939	$(38)	$(6,417)	$484

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
The Company’s consolidated financial statements for the fiscal year ended July 2, 2021 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 6, 2021. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 2, 2021, and the notes thereto, are adequate to make the information presented not misleading. The results of operations and the cash flows for the three and nine months ended April 1, 2022 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 1, 2022.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and nine months ended April 1, 2022 and the three and nine months ended April 2, 2021 consisted of 13 and 39 weeks, respectively. Fiscal year 2022, which ends on July 1, 2022 and fiscal year 2021, which ended on July 2, 2021, are both comprised of 52 weeks. The fiscal quarters ended April 1, 2022, December 31, 2021 and April 2, 2021, are also referred to herein as the “March 2022 quarter”, the “December 2021 quarter” and the “March 2021 quarter”, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. This ASU became effective and the Company adopted the guidance in the quarter ended October 1, 2021. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05 (ASC Topic 842), Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The Company adopted the guidance in the quarter ended October 1, 2021 on a prospective basis. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.
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
2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of April 1, 2022 and July 2, 2021:

	April 1, 2022			July 2, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$176	$—	$176	$552	$—	$552
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	36	(13)	23	18	—	18
Total	$213	$(13)	$200	$571	$—	$571

Included in Cash and cash equivalents			$176			$551
Included in Other current assets			1			2
Included in Other assets, net			23			18
Total			$200			$571
As of both April 1, 2022 and July 2, 2021, the Company’s Other current assets included $2 million in restricted cash and investments held as collateral at banks for various performance obligations.
As of April 1, 2022 and July 2, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company recorded $13 million of allowance for credit losses related to an impairment of available-for-sale debt securities as of April 1, 2022. The Company determined no impairment related to credit losses for available-for-sale debt securities as of July 2, 2021.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of April 1, 2022, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$190	$177
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$213	$200
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	April 1, 2022	July 2, 2021	April 2, 2021	July 3, 2020
Cash and cash equivalents	$1,138	$1,209	$1,212	$1,722
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,140	$1,211	$1,214	$1,724
Accounts Receivable, net
In connection with an existing factoring agreement, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount. During the three and nine months ended April 1, 2022, the Company sold trade receivables without recourse for cash proceeds of $75 million, all of which remained subject to servicing by the Company as of April 1, 2022. During the three and nine months ended April 2, 2021, the Company sold trade receivables without recourse for cash proceeds of $35 million and $183 million, respectively, of which $35 million remained subject to servicing by the Company as of April 2, 2021. The discounts on receivables sold were not material for the three and nine months ended April 1, 2022 and April 2, 2021.

Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	April 1, 2022	July 2, 2021
Raw materials and components	$536	$375
Work-in-process	456	443
Finished goods	487	386
Total inventories	$1,479	$1,204
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	April 1, 2022	July 2, 2021
Property, equipment and leasehold improvements	$10,571	$10,378
Accumulated depreciation and amortization	(8,374)	(8,197)
Property, equipment and leasehold improvements, net	$2,197	$2,181

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	April 1, 2022	July 2, 2021
Dividends payable	$152	$153
Other accrued expenses	493	455
Total	$645	$608
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive income before reclassifications	58	1	—	59
Amounts reclassified from AOCI	18	1	—	19
Other comprehensive income	76	2	—	78
Balance at April 1, 2022	$58	$(20)	$(1)	$37

Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income before reclassifications	20	—	—	20
Amounts reclassified from AOCI	(9)	2	15	8
Other comprehensive income	11	2	15	28
Balance at April 2, 2021	$(13)	$(24)	$(1)	$(38)

3.Debt
The following table provides details of the Company’s debt as of April 1, 2022 and July 2, 2021:

(Dollars in millions)	April 1, 2022	July 2, 2021
Unsecured Senior Notes(1)
$750 issued on February 3, 2017 at 4.25% due on March 1, 2022 (the “2022 Notes”), interest payable semi-annually on March 1 and September 1 of each year, fully repaid on February 1, 2022.	$—	$220
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	541	541
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	499	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	464	461
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	499
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loan
$600 borrowed on October 14, 2021 at London Interbank Offered Rate (“LIBOR”) plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	600	—
$600 borrowed on October 14, 2021 at LIBOR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	—
$500 borrowed on September 17, 2019 at LIBOR, (the “September 2019 Term Loan”), repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with a final maturity date of September 16, 2025, fully repaid on October 14, 2021.	—	481
	5,676	5,173
Less: unamortized debt issuance costs	(32)	(34)
Debt, net of debt issuance costs	5,644	5,139
Less: current portion of long-term debt	(30)	(245)
Long-term debt, less current portion	$5,614	$4,894
______________________________
(1) All unsecured senior notes are issued by Seagate HDD Cayman, and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and, pursuant to a supplemental indenture dated as of May 18, 2021, STX.

Unsecured Senior Notes
2022 Notes. On February 1, 2022, the entire outstanding principal amount of $220 million was repaid at par, plus accrued and unpaid interest. During the nine months ended April 2, 2021, $9 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest.
2023 Notes. During the nine months ended April 2, 2021, $5 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss of $1 million on repurchases during the nine months ended April 2, 2021, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.
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
On October 14, 2021, STX and Seagate HDD Cayman entered into an amendment to the Credit Agreement (“Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each (“Term Loan A1” and “Term Loan A2” and together the “Term Loans”). Term Loan A1 and Term Loan A2 were each drawn in full on the closing date for the Fifth Amendment. Term Loan A1 bears interest at a rate of LIBOR plus a variable margin ranging from 1.125% to 2.375% that will be determined based on the corporate credit rating of the Company. Term Loan A1 is repayable in quarterly installments beginning on December 31, 2022 and has a final maturity date of September 16, 2025. Term Loan A2 bears interest at a rate of LIBOR plus a variable margin ranging from 1.25% to 2.5% that will be determined based on the corporate credit rating of the Company. Term Loan A2 is repayable in quarterly installments beginning on December 31, 2022 and has a final maturity date of July 30, 2027. The proceeds of the Terms Loans may be used for, among other things, general corporate purposes.
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
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of April 1, 2022 and expects to be in compliance for the next 12 months. As of April 1, 2022, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility.
Future Principal Payments on Long-term Debt
At April 1, 2022, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$—
2023	585
2024	560
2025	562
2026	563
Thereafter	3,445
Total	$5,715

4.Income Taxes
The Company recorded income tax provisions of $5 million and $25 million for the three and nine months ended April 1, 2022, respectively. The income tax provision for the three months ended April 1, 2022 included approximately $6 million of net discrete tax benefit, primarily associated with a change in the applicable tax rate within its non-U.S. operations. The income tax provision for the nine months ended April 1, 2022 included approximately $15 million of net discrete tax benefit, primarily associated with the net excess tax benefits related to share-based compensation expense.
During the nine months ended April 1, 2022, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $8 million to $116 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning April 2, 2022, the Company expects that its unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
The Company recorded income tax provisions of $10 million and $19 million for the three and nine months ended April 2, 2021, respectively. The income tax provision for the three months ended April 2, 2021 included approximately $4 million of net discrete tax benefit, primarily associated with filing of tax returns in various jurisdictions. The income tax provision for the nine months ended April 2, 2021 included approximately $15 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense, filing of tax returns in various jurisdictions and postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
The Company’s income tax provision recorded for the three and nine months ended April 1, 2022 and April 2, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Exit Costs
For the nine months ended April 1, 2022, the Company recorded restructuring charges of $2 million. For the three and nine months ended April 2, 2021, the Company recorded a net gain of $2 million, comprised primarily of a gain of $3 million from sale of a property and restructuring charges of $1 million. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
The following tables summarize the Company’s restructuring activities under the Company’s active restructuring plans:

(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 2, 2021	$2	$6	$8
Restructuring charges	2	—	2
Cash payments	(3)	(2)	(5)
Accrual balances at April 1, 2022	$1	$4	$5
Total costs incurred inception to date as of April 1, 2022	$65	$23	$88
Total expected charges to be incurred as of April 1, 2022	$—	$1	$1
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
The Company has entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. As of April 1, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.2 billion, of which $600 million will mature in September 2025 and $600 million will mature in July 2027.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was $58 million and net unrealized loss was $18 million as of April 1, 2022 and as of July 2, 2021, respectively. As of April 1, 2022, the amount of existing net gains related to cash flow hedges recorded in Accumulated other comprehensive loss included a net gain of $4 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $2 million and $4 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended April 1, 2022. The Company recognized a net loss of $10 million and $8 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the nine months ended April 1, 2022. The Company recognized a net gain of $8 million and $12 million in Cost of revenue related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 2, 2021, respectively. The Company recognized a net loss of $1 million and $5 million in Interest expense related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 2, 2021, respectively.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of April 1, 2022 and July 2, 2021. All of the foreign currency forward exchange contracts mature within 12 months.

	As of April 1, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$178	$62
Thai Baht	143	41
Chinese Renminbi	92	23
British Pound Sterling	61	19
	$474	$145

	As of July 2, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$172	$43
Thai Baht	131	46
Chinese Renminbi	73	21
British Pound Sterling	54	16
	$430	$126

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of April 1, 2022, the notional investments underlying the TRS amounted to $123 million and the contract term is through January 2023, settled on a monthly basis, limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of April 1, 2022 and July 2, 2021:

	As of April 1, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Interest rate swap	Other current assets	57	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	(2)
Total derivatives		$60		$(4)

	As of July 2, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(5)
Interest rate swap	Other current assets	—	Accrued expenses	(14)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$4		$(21)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended April 1, 2022:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$1	$(1)
Total return swap	Operating expenses	(7)	(1)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(1)	$(6)	Cost of revenue	$(2)	$(10)	Other, net	$—	$1
Interest rate swap	57	64	Interest expense	(4)	(8)	Interest expense	—	—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended April 2, 2021:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$(3)	$11
Total return swap	Operating expenses	$6	$22

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(5)	$10	Cost of revenue	$8	$12	Other, net	$(1)	$—
Interest rate swap	9	10	Interest expense	(1)	(5)	Interest expense	—	—
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

	April 1, 2022				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$175	$—	$—	$175	$551	$—	$—	$551
Total cash equivalents	175	—	—	175	551	—	—	551
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	23	23	—	—	18	18
Derivative assets	—	60	—	60	—	4	—	4
Total assets	$176	$61	$23	$260	$552	$5	$18	$575
Liabilities:
Derivative liabilities	$—	$4	$—	$4	$—	$21	$—	$21
Total liabilities	$—	$4	$—	$4	$—	$21	$—	$21

	April 1, 2022				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$175	$—	$—	$175	$551	$—	$—	$551
Other current assets	1	61	—	62	1	5	—	6
Other assets, net	—	—	23	23	—	—	18	18
Total assets	$176	$61	$23	$260	$552	$5	$18	$575
Liabilities:
Accrued expenses	$—	$4	$—	$4	$—	$21	$—	$21
Total liabilities	$—	$4	$—	$4	$—	$21	$—	$21

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 1, 2022, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded a net gain of $2 million and a net gain of $5 million for the three and nine months ended April 1, 2022, respectively. The Company recorded a net gain of $3 million for the three and nine months ended April 2, 2021, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $83 million and $78 million as of April 1, 2022 and July 2, 2021, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded a net gain of $4 million for the nine months ended April 1, 2022. The Company recorded a net gain of $10 million and $26 million for the three and nine months ended April 2, 2021, respectively, related to downward and upward adjustments due to observable price changes. As of April 1, 2022 and July 2, 2021, the carrying value of the Company’s strategic investments under the measurement alternative was $88 million and $117 million, respectively.

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

	April 1, 2022		July 2, 2021
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.25% Senior Notes due March 2022	$—	$—	$220	$224
4.75% Senior Notes due June 2023	541	551	541	578
4.875% Senior Notes due March 2024	499	513	499	544
4.75% Senior Notes due January 2025	479	491	479	529
4.875% Senior Notes due June 2027	504	517	504	561
4.091% Senior Notes due June 2029	464	484	461	519
3.125% Senior Notes due July 2029	500	446	500	488
4.125% Senior Notes due January 2031	500	473	499	513
3.375% Senior Notes due July 2031	500	444	500	487
5.75% Senior Notes due December 2034	489	501	489	566
LIBOR Based Term Loan A1 due September 2025	600	589	—	—
LIBOR Based Term Loan A2 due July 2027	600	591	—	—
LIBOR Based Term Loan due September 2025	—	—	481	478
	5,676	5,600	5,173	5,487
Less: unamortized debt issuance costs	(32)	—	(34)	—
Debt, net of debt issuance costs	5,644	5,600	5,139	5,487
Less: current portion of debt	(30)	(30)	(245)	(249)
Long-term debt, less current portion, net of debt issuance costs	$5,614	$5,570	$4,894	$5,238

8.Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 215,565,360 shares were outstanding as of April 1, 2022, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 1, 2022.
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
On May 14, 2021, STX’s Board of Directors resolved to adopt and continue the STUC Share Repurchase Program as its own and that the STX Board of Directors be authorized to effect the repurchase of STX ordinary shares in an amount equal to the remaining STUC Share Repurchase Program amount as of the effective time of the scheme of arrangement. As of April 1, 2022, $2.8 billion remained available for repurchase under the existing repurchase authorization limit. The following table sets forth information with respect to repurchases of ordinary shares during the nine months ended April 1, 2022:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares (1)	14	$1,333
Tax withholding related to vesting of equity awards	1	45
Total	15	$1,378
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
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues by Channel
Original equipment manufacturers	$2,149	$1,950	$6,615	$5,299
Distributors	349	455	1,418	1,297
Retailers	304	326	1,000	1,072
Total	$2,802	$2,731	$9,033	$7,668
Revenues by Geography (1)
Asia Pacific	$1,292	$1,268	$4,308	$3,680
Americas	1,171	939	3,436	2,582
EMEA	339	524	1,289	1,406
Total	$2,802	$2,731	$9,033	$7,668
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended April 1, 2022 and April 2, 2021 were as follows:

	For the Nine Months Ended
(Dollars in millions)	April 1, 2022	April 2, 2021
Balance, beginning of period	$136	$151
Warranties issued	62	56
Repairs and replacements	(65)	(62)
Changes in liability for pre-existing warranties, including expirations	15	(11)
Balance, end of period	$148	$134
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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Numerator:
Net income	$346	$329	$1,373	$832
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	218	233	222	246
Weighted-average effect of dilutive securities:
Employee equity award plans	4	4	4	3
Total shares for purpose of calculating diluted net income per share	222	237	226	249
Net income per share:
Basic	$1.59	$1.41	$6.18	$3.38
Diluted	1.56	1.39	6.08	3.34
The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three and nine months ended April 1, 2022 and April 2, 2021.

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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods”. The complaint seeks damages as well as additional relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial began on April 4, 2022. On April 14, 2022, the jury returned a verdict of non-infringement for Seagate finding that Seagate had not infringed any of the asserted claims. The district court entered judgment in favor of Seagate on April 19, 2022.
Seagate Technology LLC, et al. v. NHK Spring Co. Ltd. and TDK Corporation, et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd., and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the United States District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc., and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendants misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, as well as additional relief permitted by law. On March 22, 2022, Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) and the Seagate Entities entered into a commercial arrangement and release of claims (“TDK Agreement”) to fully resolve the global disputes between the Seagate Entities and TDK relating to the antitrust law claims, breach of contract claim, and other matters described in the complaint. On April 1, 2022, the Seagate Entities and TDK filed a Stipulation for Dismissal with Prejudice to dismiss with prejudice all claims against TDK.
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
13.Commitments
Unconditional Long-Term Purchase Obligations. As of April 1, 2022, the Company had unconditional long-term purchase obligations of approximately $769 million, primarily related to purchases of minimum quarterly amounts of inventory components. The Company expects the commitment to total $372 million, $153 million, $33 million, $115 million and $96 million for fiscal years 2023, 2024, 2025, 2026 and thereafter, respectively.
14.Subsequent Events
Dividend Declared
On April 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on July 7, 2022 to shareholders of record as of the close of business on June 24, 2022.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended April 1, 2022, December 31, 2021 and April 2, 2021, referred to herein as the “March 2022 quarter,” the “December 2021 quarter,” and the “March 2021 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2022 quarter, the December 2021 quarter and the March 2021 quarter were each 13 weeks.
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
•disruptions to the Company’s supply chain or production capabilities, including ongoing shortages of certain materials, any electricity restrictions and increases in logistics, materials and operation costs;
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
•the effect of geopolitical uncertainties, such as the Russia-Ukraine conflict, on international commerce, the global economy, and/or our business; and
•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the March 2022 quarter. Highlights of events in the March 2022 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the March 2022 quarter to the December 2021 quarter and the March 2021 quarter.
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
Overview of the March 2022 quarter
During the March 2022 quarter, we shipped 154 exabytes of HDD storage capacity. We generated revenue of approximately $2.8 billion with a gross margin of 29% and our operating cash flow was $460 million. We fully repaid the $220 million principal amount outstanding of our 2022 Notes. We repurchased approximately 4.2 million of our ordinary shares for $417 million and paid $154 million in dividends.
Impact of COVID-19 Pandemic
The pandemic continues to impact our business and results of operations. During the March 2022 quarter, we experienced the ongoing impacts of supply chain disruptions, higher logistics, materials and operational costs globally, as well as other inflationary pressures. Additionally, constraints from certain component shortages impacted our ability to fulfill demand primarily for our non-HDD business. Our customers also continued to experience certain supply chain and demand disruptions, resulting in demand variations across certain of our end markets, including impacts from periodic governmental lockdown measures.
We continue to actively monitor the effects and potential impacts of the pandemic on all aspects of our business, supply chain, liquidity and capital resources, including governmental policies that could periodically shut down an entire city where we, our suppliers or our customers operate. We are also actively working on opportunities to lower our cost structure and drive further operational efficiencies. We are complying with governmental rules and guidelines across all of our sites. Although we are unable to predict the future impact of the pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we will continue to be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain challenges, substantial reductions or delays in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products or our customer’s products, or other unexpected ramifications from the pandemic. For a further discussion of the uncertainties and business risks associated with the pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Revenue	$2,802	$3,116	$2,731	$9,033	$7,668
Cost of revenue	1,996	2,168	1,991	6,323	5,636
Gross profit	806	948	740	2,710	2,032
Product development	233	228	227	694	671
Marketing and administrative	141	136	126	410	366
Amortization of intangibles	3	3	3	9	9
Restructuring and other, net	—	1	(2)	2	1
Income from operations	429	580	386	1,595	985
Other expense, net	(78)	(66)	(47)	(197)	(134)
Income before income taxes	351	514	339	1,398	851
Provision for income taxes	5	13	10	25	19
Net income	$346	$501	$329	$1,373	$832

	For the Three Months Ended			For the Nine Months Ended
	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Revenue	100%	100%	100%	100%	100%
Cost of revenue	71	70	73	70	73
Gross margin	29	30	27	30	27
Product development	8	7	9	9	9
Marketing and administrative	5	4	5	5	5
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	—
Operating margin	16	19	14	16	13
Other expense, net	(4)	(3)	(2)	(2)	(2)
Income before income taxes	12	16	12	14	11
Provision for income taxes	—	—	—	—	—
Net income	12%	16%	12%	16%	11%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Nine Months Ended
	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Revenues by Channel (%)
OEMs	77%	70%	71%	73%	69%
Distributors	12%	18%	17%	16%	17%
Retailers	11%	12%	12%	11%	14%
Revenues by Geography (%) (1)
Asia Pacific	46%	46%	47%	48%	48%
Americas	42%	38%	34%	38%	34%
EMEA	12%	16%	19%	14%	18%
Revenues by Market (%)
Mass capacity	69%	66%	60%	66%	59%
Legacy	23%	25%	32%	25%	33%
Other	8%	9%	8%	9%	8%

HDD Exabytes Shipped by Market
Mass capacity	133	137	111	402	294
Legacy	21	26	29	74	89
Total	154	163	140	476	383

HDD Price per Terabyte	$17	$17	$18	$17	$18
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the March 2022 quarter decreased by $314 million from the December 2021 quarter primarily due to the decrease in exabytes shipped as a result of lower demand in legacy and certain mass capacity markets that were impacted by the pandemic and seasonality declines.
Revenue in the March 2022 quarter increased by $71 million from the March 2021 quarter primarily due to an increase in mass capacity storage exabytes shipped, partially offset by a decrease in legacy market exabytes shipped.
Revenue for the nine months ended April 1, 2022 increased by $1.4 billion from the nine months ended April 2, 2021 primarily due to an increase in mass capacity storage exabytes shipped, partially offset by a decrease in legacy market exabytes shipped.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 14% of gross revenue for each of the March 2022 quarter, December 2021 quarter and March 2021 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Cost of revenue	$1,996	$2,168	$1,991	$6,323	$5,636
Gross profit	806	948	740	2,710	2,032
Gross margin	29%	30%	27%	30%	27%

Gross margin for the March 2022 quarter decreased compared to the December 2021 quarter primarily due to price erosion, less favorable product mix, a decrease in exabytes shipped and higher component costs resulting from the pandemic and global inflationary pressures.
Gross margin for the March 2022 quarter increased compared to the March 2021 quarter primarily due to improved product mix, partially offset by higher component and logistics costs resulting from the pandemic and global inflationary pressures.
Gross margin for the nine months ended April 1, 2022 increased compared to the nine months ended April 2, 2021 primarily driven by improved product mix, partially offset by higher component and logistics costs resulting from the pandemic and global inflationary pressures.
In the March 2022 quarter, total warranty cost was 0.9% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.2% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.7% of revenue for each of the March 2022 quarter, December 2021 quarter and March 2021 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Product development	$233	$228	$227	$694	$671
Marketing and administrative	141	136	126	410	366
Amortization of intangibles	3	3	3	9	9
Restructuring and other, net	—	1	(2)	2	1
Operating expenses	$377	$368	$354	$1,115	$1,047

Product development expense. Product development expense for the March 2022 quarter increased by $5 million compared to the December 2021 quarter primarily due to a $3 million increase in compensation and other employee benefits.
Product development expense increased by $6 million in the March 2022 quarter compared to the March 2021 quarter primarily due to a $6 million increase in materials expense and a $4 million increase in compensation and other employee benefits, partially offset by a $3 million decrease in outside services expense.
Product development expense increased by $23 million for the nine months ended April 1, 2022 compared to the nine months ended April 2, 2021 primarily due to a $16 million increase in materials expense, a $9 million increase in variable compensation expense, a $6 million increase in compensation and other employee benefits and a $3 million increase in equipment expense, partially offset by an $11 million decrease in outside services expense.
Marketing and administrative expense. Marketing and administrative expense increased by $5 million for the March 2022 quarter compared to the December 2021 quarter primarily due to a $2 million increase in outside services expense and $1 million increase in equipment expense.
Marketing and administrative expense increased by $15 million in the March 2022 quarter compared to the March 2021 quarter primarily due to a $5 million increase in compensation and other employee benefits, a $2 million increase in outside services and a $2 million increase in travel expenses as a result of the easing of pandemic-related travel restrictions.
Marketing and administrative expense increased by $44 million for the nine months ended April 1, 2022 compared to the nine months ended April 2, 2021 primarily due to a $10 million increase in compensation and other employee benefits, a $10 million increase in outside services expense, a $6 million increase in variable compensation expense, a $4 million increase in travel expenses as a result of the easing of pandemic-related travel restrictions, a $4 million increase in information technology costs and a $2 million increase in advertising costs.
Amortization of intangibles. Amortization of intangibles for the March 2022 quarter remained flat compared to the December 2021 quarter.
Amortization of intangibles for the three and nine months ended April 1, 2022 remained flat, compared to the three and nine months ended April 2, 2021, respectively.
Restructuring and other, net. Restructuring and other, net was not material for any periods presented.

Other Expense, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Other expense, net	$(78)	$(66)	$(47)	$(197)	$(134)

Other expense, net. Other expense, net for the March 2022 quarter increased by $12 million from the December 2021 quarter primarily due to a net $13 million impairment charge related to a strategic investment in the March 2022 quarter.
Other expense, net for the March 2022 quarter increased by $31 million compared to the March 2021 quarter primarily due to a net $13 million impairment charge in the March 2022 quarter related to a strategic investment, a $10 million non-recurring gain from our strategic investments in the March 2021 quarter and a $4 million increase in interest expense from the issuance of long-term debt.
Other expense, net for the nine months ended April 1, 2022 increased by $63 million compared to the nine months ended April 2, 2021 primarily due to a net $34 million higher non-recurring gain from our strategic investments in the prior-year period and a $23 million increase in interest expense from the issuance of long-term debt.
Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2022	December 31, 2021	April 2, 2021	April 1, 2022	April 2, 2021
Provision for income taxes	$5	$13	$10	$25	$19

We recorded income tax provisions of $5 million and $25 million for the three and nine months ended April 1, 2022, respectively. The income tax provision for the three months ended April 1, 2022 included approximately $6 million of net discrete tax benefit, primarily associated with a change in the applicable tax rate within our non-U.S. operations. The income tax provision for the nine months ended April 1, 2022 included approximately $15 million of net discrete tax benefit, primarily associated with the net excess tax benefits related to share-based compensation expense.
During the nine months ended April 1, 2022, our unrecognized tax benefits excluding interest and penalties increased by approximately $8 million to $116 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. During the twelve months beginning April 2, 2022, we expect that our unrecognized tax benefits could be reduced by an immaterial amount, as a result of the expiration of certain statutes of limitation.
We recorded income tax provisions of $10 million and $19 million for the three and nine months ended April 2, 2021, respectively. The income tax provision for the three months ended April 2, 2021 included approximately $4 million of net discrete tax benefit, primarily associated with filing of tax returns in various jurisdictions. The income tax provision for the nine months ended April 2, 2021 included approximately $15 million of net discrete tax benefits, primarily associated with net excess tax benefits related to share-based compensation expense, filing of tax returns in various jurisdictions, and postponement of the previously enacted United Kingdom tax rate change in the quarter ended October 2, 2020.
Our income tax provision recorded for the three and nine months ended April 1, 2022 and April 2, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.

Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash needs for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the ongoing impacts of the pandemic on our business operations for the foreseeable future. However, some challenges posed by the pandemic to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of April 1, 2022.
Cash and Cash Equivalents

(Dollars in millions)	April 1, 2022	July 2, 2021	Change
Cash and cash equivalents	$1,138	$1,209	$(71)

Our cash and cash equivalents as of April 1, 2022 decreased by $71 million from July 2, 2021 primarily as a result of repurchases of our ordinary shares of $1.3 billion, repayment of long-term debt of $701 million, dividends paid to our shareholders of $458 million and payments for capital expenditures of $309 million, partially offset by the net proceeds of $1.2 billion from the issuance of long-term debt and net cash of $1.5 billion provided by operating activities.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended April 1, 2022 was $1.5 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $186 million in accounts receivable, primarily due to linearity of sales in the March 2022 quarter;
•an increase of $275 million in inventories, primarily due to timing of shipments and an increase in materials purchased for increased production of higher capacity drives; and
•a decrease in accrued employee compensation of $88 million, primarily due to cash paid to our employees as part of our discretionary spending plans;
•partially offset by an increase of $209 million in accounts payable, primarily due to an increase in direct materials purchased.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended April 1, 2022 was $293 million, primarily attributable to the following activities:
•payments for the purchase of property, equipment and leasehold improvements of $309 million; and
•payments for the purchase of strategic investments of $18 million;
•partially offset by proceeds from the sale of strategic investments of $34 million.
Cash Used in Financing Activities
Cash used in financing activities of $1.3 billion for the nine months ended April 1, 2022 was primarily attributable to the following activities:
•payments for the repurchase of our ordinary shares of $1.3 billion;
•repayments for long-term debt of $701 million;
•payments for dividends of $458 million; and
•payments for taxes related to net share settlement of equity awards of $45 million;

•partially offset by net proceeds from the issuance of long-term debt of $1.2 billion; and
•proceeds from the issuance of ordinary shares under employee share plans of $68 million.
Liquidity Sources, Cash Requirements and Commitments
Our primary sources of liquidity as of April 1, 2022 consist of: (1) approximately $1.1 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.75 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
On October 14, 2021, our subsidiary Seagate HDD Cayman entered into an amendment to the Credit Agreement (“Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each (the “Term Loans”). The Term Loans were drawn in full on October 14, 2021. On October 14, 2021, we utilized part of the proceeds of Term Loan A1 to fully repay the $475 million principal amount outstanding of our September 2019 Term Loan. Additionally, on February 1, 2022, we utilized part of the proceeds from the Term Loans to fully repay the entire outstanding principal amount of $220 million of our 2022 notes, plus accrued and unpaid interest.
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
As of April 1, 2022, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
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
For fiscal year 2022, we expect capital expenditures to be at or below the low end of our long-term targeted range of 4% to 6% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We may raise additional capital from time to time and will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.
From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture.
During the March 2022 quarter, our Board of Directors declared dividends of $0.70 per share, totaling $152 million, which were paid on April 6, 2022. On April 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on July 7, 2022 to shareholders of record at the close of business on June 24, 2022.
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of April 1, 2022, $2.8 billion remained available for repurchases under our existing repurchase authorization. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.

Contractual Obligations and Commitments
Our contractual cash obligations and commitments as of April 1, 2022, are summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Contractual Cash Obligations:
Long-term debt	$5,715	$—	$1,145	$1,125	$3,445
Interest payments on debt	1,414	70	430	325	589
Purchase obligations (1)	1,831	1,062	525	148	96
Operating leases, including imputed interest (2)	63	4	25	13	21
Capital expenditures	257	80	176	1	—
Subtotal	9,280	1,216	2,301	1,612	4,151
Commitments:
Letters of credit or bank guarantees	38	9	20	—	9
Total	$9,318	$1,225	$2,321	$1,612	$4,160
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of April 1, 2022, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We recorded $13 million of allowance for credit losses related to an impairment of available-for-sale debt securities as of April 1, 2022.

We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of April 1, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.2 billion, of which $600 million will mature in September 2025 and $600 million will mature in July 2027.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loans bear interest at a variable rate equal to LIBOR plus a variable margin. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2022.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of April 1, 2022.

	Fiscal Years Ended						Total	Fair Value at April 1, 2022
(Dollars in millions, except percentages)	2022	2023	2024	2025	2026	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$177	$—	$—	$—	$—	$—	$177	$177
Average interest rate	0.14%						0.14%
Other debt securities
Fixed rate	$—	$—	$—	$—	$15	$8	$23	$23
Debt
Fixed rate	$—	$541	$500	$479	$—	$2,995	$4,515	$4,420
Average interest rate	—%	4.75%	4.88%	4.75%	—%	4.22%	4.41%
Variable rate	$—	$44	$60	$83	$563	$450	$1,200	$1,180
Average interest rate	—%	2.92%	2.92%	2.92%	2.94%	2.90%	2.92%
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
We recognized a net loss of $2 million and $4 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended April 1, 2022. We recognized a net loss of $10 million and $8 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the nine months ended April 1, 2022.
The table below provides information as of April 1, 2022 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$240	$1.36	$1
Thai Baht	184	$33.07	—
Chinese Renminbi	115	$6.49	2
British Pound Sterling	80	$0.74	(2)
Total	$619		$1
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of April 1, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended April 1, 2022, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A.RISK FACTORS
There have been no material changes to the description of the risk factors associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021. In addition to the other information set forth in this report, you should carefully consider the descriptions of the risks associated with our business previously disclosed in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021, as they could materially affect our business, financial condition and future results.
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

As of April 1, 2022, $2.8 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended April 1, 2022, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2022 through January 28, 2022	1	$104.07	1	$3,169
January 29, 2022 through February 25, 2022	1	108.78	1	3,082
February 26, 2022 through April 1, 2022	2	92.83	2	2,844
Total	4		4
__________________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Executive Performance Bonus Plan
On April 25, 2022, the Compensation Committee of STX’s Board of Directors adopted the Seagate Technology Holdings plc Executive Performance Bonus Plan (the “EPB”), which will replace our existing executive annual incentive plan, the Executive Officer Performance Bonus Plan (the “EOPB”), effective July 2, 2022. Like the EOPB, the EPB is intended to motivate and reward the Company’s executive officers and other eligible executives to produce results that increase shareholder value and to encourage individual and team behavior that helps the Company achieve short and long-term corporate objectives. Annual incentive bonuses under the EPB, like the EOPB, will be based on achievement of pre-established performance goals, including annual financial and operating-performance metrics set by the Compensation Committee. The EPB is similar to the EOPB except that under the EPB, any annual incentive bonus to be awarded to an executive officer of STX or other EPB participant (the “Base Bonus”) will generally be paid in the form of restricted share units (“EPB RSUs”) granted under the Seagate Technology Holdings plc 2022 Equity Incentive Plan. Such EPB RSUs will have a value at grant equal to approximately 130% of the Base Bonus and will be subject to a one-year vesting period. In the event of an EPB participant’s termination of employment prior to vesting of the EPB RSUs, the EPB RSUs will generally be forfeited, other than on an eligible executive’s termination without cause or resignation for good reason in connection with a change in control of STX under the Eighth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan (the “Severance Plan”), when vesting will accelerate. Under the EPB, provided that an executive’s termination of employment prior to vesting of the EPB RSUs is not for cause, then upon and subject to forfeiture of the EPB RSUs, the Base Bonus will be paid to the EPB participant in cash. This summary is qualified in its entirety by reference to the full text of each of the EPB and the Severance Plan, which are filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q and which are incorporated by reference herein.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Seagate Technology Holdings plc.	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

10.1+	Retention Letter, dated February 3, 2022 by and between Seagate and Gianluca Romano					X

10.2+	Seagate Technology Holdings plc Executive Bonus Plan					X

10.3+	Eighth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	April 28, 2022	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)