Form 10-K
period 2022-07-01
Seagate Technology Holdings plc
filed 2022-08-05
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2022
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24.7 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of August 1, 2022 was 208,755,418.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 24, 2022, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended July 1, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Annual Report on Form 10-K include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months and our expectations regarding capital expenditures. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
•the uncertainty in the global economy and adverse changes in the level of economic activity in the major regions in which we do business;
•the timing of development and introduction of products based on new technologies and expansion into new data storage markets and market acceptance of new products;
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
•disruptions to the Company’s supply chain or production capabilities, including ongoing shortages of certain materials, any electricity restrictions and increases in logistical, materials and operation costs;
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
•the difficulties in implementing a new global enterprise resource planning system; and

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

PART I
ITEM 1. BUSINESS
We are a leading provider of data storage technology and infrastructure solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”), storage subsystems, and offer storage solutions such as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high capacities, superior quality and cost effectiveness. Complementing existing storage architectures, SSDs use integrated circuit assemblies as memory to store data, and most SSDs use NAND flash memory. In contrast to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a high-capacity HDD and a smaller SSD acting as a cache to improve performance.
Our HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage involves well-established use cases—such as hyperscale data centers and public clouds as well as emerging use cases. Legacy markets are those that we continue to sell to but we do not plan to invest in significantly. Our HDD and SSD product portfolio includes Serial Advanced Technology Attachment (“SATA”), Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) based designs to support a wide variety of mass capacity and legacy applications.
Our systems portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include our enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within existing environments or create new ecosystems from the ground up in a secure, cost-effective manner.
Our Lyve portfolio provides a simple, cost-efficient and secure way to manage massive volumes of data across the distributed enterprise. The Lyve platform includes a shuttle solution that enables enterprises to transfer massive amounts of data from endpoints to the core cloud, a storage-as-a-service cloud offering that provides frictionless mass capacity storage at the metro edge, and Cortx, an open-source object storage software optimized for mass capacity and data intensive workloads.
Industry Overview
Data Storage Industry
The data storage industry includes companies that manufacture components or subcomponents designed for data storage devices, as well as providers of storage solutions, software and services for enterprise cloud, big data, computing platforms and consumer markets. The rapid growth of data generation and the intelligent application of data are driving demand for data storage. As more data is created at endpoints outside traditional data centers, which requires processing at the edge and in the core or cloud, the need for data storage and management between the edge and cloud has also increased. Use cases include connected and autonomous vehicles, smart manufacturing and smart cities. We believe the proliferation and personal creation of media-rich digital content, further enabled by fifth-generation wireless (“5G”) technology, the edge, the Internet of Things (“IoT”), machine learning (“ML”) and artificial intelligence (“AI”), will continue to create demand for higher capacity storage solutions. The resulting mass data ecosystem is expected to require increasing amounts of data storage at the edge, in the core and in between.

Markets
The principal data storage markets include:
Mass Capacity Storage Markets
Mass capacity storage supports high capacity, low-cost per terabyte (“TB”) storage applications, including nearline, video and image applications (“VIA”) and network-attached storage (“NAS”) and edge-to-cloud data storage infrastructures.
Nearline. Nearline applications require mass capacity devices and mass capacity subsystems that provide end-to-end solutions to businesses for the purpose of modular and scalable storage. Enterprise storage applications require both high-capacity and energy efficient storage devices to support low total cost of ownership. Seagate systems offer mass capacity storage solutions that provide foundational infrastructure for public and private clouds. The nearline market includes storage for cloud computing, content delivery, archival, backup services and newer use cases.
VIA and NAS. VIA and NAS drives are specifically designed to ensure the appropriate performance and reliability of the system for video analytics and camera enabled environments or network storage environments. These markets include storage for security and smart video installations.
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
Legacy Markets
Legacy markets include consumer, mission critical and client applications. We continue to sell to these markets but do not plan significant additional investment.
Consumer storage. Consumer applications are externally connected storage, both HDD and SSD-based, used to provide backup capabilities, augmented storage capacity, or portable storage for PCs, mobile devices and gaming consoles.
Mission critical storage. Mission critical applications are defined as those that use very high-performance enterprise class HDDs and SSDs with sophisticated firmware to reliably support very high workloads. We expect that enterprises utilizing dedicated storage area networks will continue to drive market demand for mission critical enterprise storage solutions.
Client storage. Client applications include desktop and notebook storage that rely on low cost-per-HDD and SSD devices to provide built-in storage, digital video recorder (“DVR”) storage for video streaming in always-on consumer premise equipment and media center, and gaming storage for PC-based gaming systems as well as console gaming applications including both internal and external storage options.
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
Storage solutions manufacturers and system integrators. Companies, such as Original Equipment Manufacturers (“OEMs”), that bundle and package storage solutions, distributors that integrate storage hardware and software into end-user applications, cloud service providers (“CSPs”) that provide cloud based solutions to businesses for the purpose of scale-out storage solutions and modular systems, and producers of solutions such as storage racks.
Hyperscale data centers. Large hyperscale data center companies, many of which are CSPs, are increasingly designing their own storage subsystems and having them built by contract manufacturers for their own data centers. This trend is reshaping the storage system and subsystem market, driving both innovation in system design and changes in the competitive landscape of large storage system vendors.
Storage services. Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of data.
Demand for Data Storage
In the Seagate-sponsored “Worldwide Global DataSphere Forecast, 2022-2026”, the International Data Corporation (“IDC”) forecasted that the global datasphere should grow from 84 zettabytes in 2021 to 221 zettabytes by 2026. According to

IDC, we are fast approaching a new era of the Data Age, which we expect will have a positive impact on storage demand. The digital transformation has given rise to many new applications, all of which rely on faster access to and secure storage of data proliferating from endpoints through edge to cloud.
The DataSphere Forecast study found that data is shifting to both the core and the edge, and by 2026 nearly 65% of the world’s data will be stored in the core and edge, up from 41% in 2016.
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
•Increasing use of video and imaging sensors to collect and analyze data used to improve traffic flow, emergency response times and manufacturing production costs, as well as for new security surveillance systems that feature higher resolution digital cameras and thus require larger data storage capacities;
•Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics, AI and new technology trends such as autonomous vehicles and drones, smart manufacturing, and smart cities, as well as emerging trends that converge the digital and physical worlds such as the metaverse or use of digital twins;
•The growing use of analytics, especially for action on data created at the edge instead of processing and analyzing at the data center, which is particularly important for verticals such as autonomous vehicles, property monitoring systems, and smart manufacturing;
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

Our Business
Data Storage Technologies
The design and manufacturing of HDDs depends on highly advanced technology and manufacturing techniques. Therefore, it requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms focus on the areal density of media and read/write head technologies, including innovations like shingled-magnetic-recording ("SMR") technology, the high-capacity enabling heat-assisted magnetic recording (“HAMR”) technology, and the throughput-optimizing multi actuator MACH.2 technology. This design and manufacturing approach allows us to deliver a portfolio of storage products to service a wide range of data storage applications and industries.
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
•product quality and reliability, commonly expressed in annualized return rates; and
•energy efficiency, commonly measured by the power output such as energy per TB necessary to operate the disk drive.
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
The SSHDs that we manufacture contain technology that fuses some features of SSDs and HDDs. They include HDDs with flash memory that acts as a cache to improve performance of frequently accessed data and are primarily targeted at PC gaming applications.
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
Head Disk Assembly. The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface, and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly (“E-block”) that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products.
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
Contract Manufacturing. We outsource the manufacturing and assembly of certain components and products to third parties in various countries worldwide. This includes outsourcing the PCBAs used in our disk drives, SSDs and storage subsystems. We continue to participate in the design of our components and products, and we are directly involved in qualifying key suppliers and components used in our products.
Suppliers of Components and Industry Constraints. There are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers like us, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. However, certain parts of our business have been adversely affected by our suppliers’ capacity constraints and this could occur in the future.

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
Products
We offer a broad range of storage solutions for mass capacity storage and legacy applications. We differentiate products on the basis of capacity, performance, product quality, reliability, price, form factor, interface, power consumption efficiency, security features and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology that contribute to rapid product life cycles. Currently our product offerings include:
Mass Capacity Storage
Enterprise Nearline HDDs. Our high-capacity enterprise HDDs ship in capacities of up to 20TB. These products are designed for mass capacity data storage in the core and at the edge, as well as server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces.
Enterprise Nearline SSDs. Our enterprise SSDs are designed for high-performance, hyperscale, high-density and cloud applications. They are offered with multiple interfaces, including SAS, SATA, and NVMe and in capacities up to 15TB.
Enterprise Nearline Systems. Our systems portfolio provides modular storage arrays, storage server platforms, multi-level configuration for disks (commonly referred as JBODs) and expansion shelves to expand and upgrade data center storage infrastructure and other enterprise applications. They feature speed, scalability and security. Our capacity-optimized systems feature multiple scalable configurations and can accommodate up to 106 20TB drives per chassis. We offer capacity and performance-optimized systems that include all-flash, all-disk and hybrid arrays for workloads demanding high performance, capacity and efficiency.
VIA. Our video and image HDDs are built to support the high-write workload of an always-on, always-recording video systems. These optimized drives are built to support the growing needs of the video imaging market with support for multiple streams and capacities up to 20TB.
NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 20TB. We also offer NAS SSDs with capacities up to 2TB.
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
Consumer Solutions. Our external storage solutions, with capacities up to 20TB are shipped, under the Seagate Ultra Touch, One Touch, Expansion and Basics product lines, as well as under the LaCie brand name. We strive to deliver the best customer experience by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Microsoft’s Xbox, Sony’s PlayStation and Disney’s Star Wars and Marvel.
Client Applications. Our 3.5-inch desktop drives offer up to 8TB of capacity, designed for personal computers and workstation applications and our 2.5-inch notebook drives offer up to 5TB for HDD and up to 2TB for SSD designed for applications such as traditional notebooks, convertible systems and external storage to address a range of performance needs and sizes for affordable, high-capacity storage. Our DVR HDDs are optimized for video streaming in always-on consumer premise equipment applications with capacities up to 6TB. Our gaming SSDs are specifically optimized internal storage for gaming rigs and are designed to enhance the gaming experience during game load and game play with capacities up to 4TB for SSD.

Lyve Edge-to-Cloud Mass Capacity Platform
Lyve. Lyve is our new platform built with mass data in mind. These solutions, including modular hardware and software, deliver a portfolio that streamlines data access, transport and management for today’s enterprise.
Cloud. Lyve Cloud storage-as-a-service platform is an S3-compatible storage-only cloud designed to allow enterprises to unlock the value of their massive unstructured datasets. We collaborate with certain partners to maximize accessibility and provide extensive interconnect opportunities for additional cloud services and geographical expansion.
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
Our distributors generally enter into non-exclusive agreements for the resale of our products. They typically furnish us with a non-binding indication of their near-term requirements and product deliveries are generally scheduled accordingly. The agreements and related sales programs typically provide the distributors with limited rights of return and price protection. In addition, we offer sales programs to distributors on a quarterly and periodic basis to promote the sale of selected products in the sales channel.
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
Competition
We compete primarily with manufacturers of hard drives used in the mass capacity storage and legacy markets, and with other companies in the data storage industry that provide SSDs and systems. Some of the principal factors used by customers to differentiate among data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per TB, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to many of these factors in the markets that we currently compete in.
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
We believe the HDD industry experienced modest price erosion in fiscal years 2022 and 2021.
Product Life Cycles and Changing Technology. Success in our industry has been dependent to a large extent on the ability to balance the introduction and transition of new products with time-to-volume, performance, capacity and quality metrics at a competitive price, level of service and support that our customers expect. Generally, the drive manufacturer that introduces a new product first benefits from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles or economic declines. Further, there is a continuing need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields continue to be of significant competitive importance.
Cyclicality and Seasonality
Our mass capacity markets are subject to variability of sales, which can be attributed to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Our legacy markets, such as consumer storage applications, traditionally experienced seasonal variability in demand with higher levels of demand in the first half of the fiscal year, primarily driven by consumer spending related to back-to-school season and traditional holiday shopping season.
Research and Development
We are committed to developing new component technologies, products, alternative storage technologies inclusive of systems, software and other innovative technology solutions to support emerging applications in data use and storage. Our research and development activities are designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology we believe may lead to new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies for our product development teams as well as to allow us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace.
Patents and Licenses
As of July 1, 2022, we had approximately 4,800 U.S. patents and 720 patents issued in various foreign jurisdictions as well as approximately 550 U.S. and 140 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.
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
Social and Employee Matters
As of July 1, 2022, we employed approximately 40,000 employees and temporary employees worldwide, of which approximately 36,000 were located in our Asia operations. We believe that our employees are crucial to our current success and that our future success will depend, in part, on our ability to attract, retain and further motivate qualified employees at all levels. We believe that our employee relations are good.
Diversity, Equity & Inclusion. One of our core values is inclusion. We rely on our diverse workforce to develop, deliver and sustain our business strategy and achieve our goals. One way we embrace our diverse employees and promote a culture of inclusion is through the support of employee resource groups (“ERG”). These voluntary, employee-led communities are built on a shared diversity of identity, experience or thought and provide a number of benefits to employees, including professional and leadership development. Seagate’s ERG community encompasses a wide array of diversity, such as LGBTQ+, women, people of color and interfaith, and includes over 26 chapters across six countries. We also support inclusion through active employee communications, unconscious bias education and ongoing efforts to ensure our employees feel safe, respected and welcomed. During fiscal year 2022, we published our third annual Diversity, Equity, and Inclusion (“DEI”) Report, which provides an overview of our DEI efforts and outcomes including demographics on our workforce. The fiscal year 2021 DEI Report is available on our website.
Health & Safety. All our manufacturing sites have health and safety management systems certified to ISO 45001. In addition, we are audited to health and safety standards set forth by the Responsible Business Alliance. Our global health and safety standards, as well as our accompanying management systems, frequently go beyond country or industry-level guidelines to ensure that we keep our employees healthy and safe. We also host regulatory visits that focus on issues such as safety, radiation, fire codes, food and transportation. Through our Environment, Health and Safety (“EHS”) Management Systems, we ensure that the focus remains on the continuous improvement and provide comprehensive health and safety training to our employees. We emphasize e-learning courses as our main vehicle for delivering such training because employees can learn at their own pace. In response to the COVID-19 pandemic and to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate we implemented significant safety protocols over the past two and a half years. We continue to ensure that our COVID-19 pandemic protocols remain in place as needed to ensure the health and safety of our employees. We continue to monitor the impact of the COVID-19 pandemic and adjust these measures over time as appropriate to protect the health and well-being of our employees, customers, suppliers and communities.
Development, Retention, Compensation, Benefits & Engagement. Our performance management system is a continuous process that helps team members focus on the right priorities. Meaningful conversations between managers and employees are the foundation of performance management at Seagate. We focus on dialogue centered around manager and employee conversations, and ongoing feedback, to align goals. This approach focuses on achieving high-quality productive dialogue between managers and employees. We also encourage our employees to participate in the many learning opportunities that are available at Seagate. The portfolio of learning and training formats include but are not limited to mentoring and coaching, e-learning opportunities, LinkedIn Learning classroom training, on-the-job training and other strategic internal programs that cover topics ranging from leadership and technical skills to health, safety and the environment. In addition, we are investing in upskilling and re-deploying employees as needed to support our future growth and respond to the changing demands of the business. For example, our internal mobility and career development tool provides Seagate employees the opportunity to establish networking and mentor connections, identify and participate in internal part-time projects, and explore internal full-time positions.
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
Employee engagement is the psychological commitment and passion that drives discretionary effort. It predicts individual performance and is the measure of the relationship between employees and the Company. Our engagement survey includes facets of the employee experience throughout the employee life cycle. Employee experience is what employees encounter and observe over the course of their career at Seagate. A positive employee experience can have an impact on everything from recruiting to Seagate's bottom line.
In our fiscal year 2022 survey, 92% of our global employees shared their feedback on their experience at Seagate. Following the conclusion of the survey, leaders were provided access to a dashboard with results that shared the key drivers of engagement specific to their own department. Leaders were asked to follow our “Review, Share and Take Action!” process to analyze their results, share and discuss with their teams, and create customized action plans designed to have the greatest impact on engagement for a particular department.
Giving Back. Our community engagement program is designed to provide support to our local communities, with an emphasis on science, technology, engineering and mathematics (“STEM”) and also address health and human services, and environmental opportunities. The program is reflective of Seagate’s vertically integrated model, with multiple large facilities across EMEA, Asia and the United States. Accordingly, the program is highly localized, involving a cross-functional process to identify and execute on opportunities that are meaningful locally.
In general, we maintain an emphasis on STEM, targeting K-12 students, supporting STEM efforts in a way that is age-appropriate and allows for fun as well as learning. In fiscal year 2022, due to the COVID-19 pandemic, Seagate pivoted to virtual engagements and funding of STEM partners as they worked to deliver their programs online or in a socially distanced manner. Seagate also increased support of health & human services partnerships due to the pandemic, such as support of food banks, clinics, and non-profit organizations providing COVID-19 pandemic health care and relief, while sustaining many of our ongoing community partnerships.
Global Citizenship Report
Additional information regarding our environmental, social and governance (“ESG”) commitment and progress can be found on the Global Citizenship section of our website and in our Global Citizenship Annual Report (“GCAR”). Information contained on our website or in our annual GCAR is not incorporated by reference into this or any other report we filed with the Securities and Exchange Commission.
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
Information About Our Executive Officers
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 5, 2022. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	55	Director and Chief Executive Officer
Gianluca Romano	53	Executive Vice President and Chief Financial Officer
Ravinandan Naik	51	Executive Vice President, Storage Services and Chief Information Officer
Jeffrey D. Nygaard	58	Executive Vice President, Operations and Technology
Katherine E. Schuelke	59	Senior Vice President, Chief Legal Officer and Corporate Secretary
Ban Seng Teh	56	Executive Vice President, Global Sales and Marketing

Dr. William D. Mosley, 55, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 25, 2017. He was previously our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 53, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Ravinandan Naik, 51 has served as our Executive Vice President of Storage Services and Chief Information Officer (“CIO”) since February 2021. Prior to that Mr. Naik served as Senior Vice President Corporate Strategy and CIO from January 2019 to February 2021, and Senior Vice President and CIO from June 2017 to January 2019. Prior to joining Seagate in 2017, Mr. Naik was the Senior Vice President of Technology at Katerra, a technology startup in the construction industry. Mr. Naik worked for SanDisk, a supplier of flash storage products, as Senior Vice President and CIO from 2013 to May 2016, and Head of Global Real Estate, Workplace and Corporate Physical Security from January 2012 to April 2016, Vice President and CIO from 2009 to 2013, and Director of the Enterprise Resource Planning Program from 2007 to 2009. Before that, he held leadership positions at Mercury Interactive, a software company, Hewlett Packard, an information technology company, and 3Com Corporation, a digital electronics manufacturer.
Jeffrey D. Nygaard, 58, has served as our Executive Vice President, Operations and Technology Development since November 2018; his areas of responsibility expanded to include Quality in October 2019 and Customer Technical Engagement in April 2020. Mr. Nygaard also served as our Executive Vice President, Global Operations from October 2017 to November 2018; Senior Vice President, Global Operations and Supply Chain from March 2017 to October 2017; Senior Vice President, Recording Head Operations from May 2013 to February 2017; Vice President Slider, HGA, HSA Operations from 2011 to April 2013; Vice President and Country Manager, Thailand and Penang Operations from 2009 to 2011; Vice President and Country Manager, Thailand Operations and Asia Drive Engineering from 2006 to 2009; and Vice President, Product and Process Development from 2004 to 2006. From 1994 to 2006, Mr. Nygaard served in varying roles of increasing responsibilities in engineering at Seagate until his promotion to Vice President. Mr. Nygaard began his career with Raytheon and IBM where he held positions as a design engineer and senior engineer.
Katherine E. Schuelke, 59, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. From 2011 to January 2016, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary at Altera Corporation (“Altera”), a manufacturer of programmable logic devices. Prior to that, Ms. Schuelke was Vice President, General Counsel, and Secretary at Altera from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001. Ms. Schuelke began her career at an international law firm. Ms. Schuelke serves on the board of directors of SiTime Corporation, a provider of silicon timing solutions, and on its Compensation and Nominating and Corporate Governance Committees.
Ban Seng Teh, 56, has served as our Executive Vice President of Global Sales and Marketing since July 2022. Prior to that, Mr. Teh served as Executive Vice President of Global Sales and Sales Operations from February 2021 to July 2022 and Senior Vice President of Global Sales and Sales Operations from November 2014 to February 2021. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.

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
•We have a long and unpredictable sales cycle for nearline storage solutions, which impairs our ability to accurately predict our financial and operating results in any period and may adversely affect our ability to forecast the need for investments and expenditures.
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
•If we do not control our costs, we will not be able to compete effectively.
Risks Associated with Supply and Manufacturing
•Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, may cause us to suffer lower operating margins, production delays and other material adverse effects.
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
Risks Related to Human Capital
•The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.

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
•The effect of geopolitical uncertainties, war, terrorism, natural disasters, public health issues and other circumstances, on national and/ or international commerce and on the global economy, could materially adversely affect our results of operations and financial condition.
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
Risks Related to Information Technology, Data and Information Security
•We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches or incidents that disrupt our operations or result in unauthorized access to, or the loss, corruption, unavailability or dissemination of proprietary or confidential information of our customers or about us or our customers or other third parties.
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

We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance have resulted in increased competition with our lower capacity, smaller form factor disk drives and a declining trend in demand for HDDs in our legacy markets. Some customers for both mass capacity storage and legacy markets have adopted SSDs as an alternative to hard drives in certain applications. Further adoption of SSDs or other alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our key customers.
Some of our key customers such as OEM customers including large hyperscale data center companies and CSPs account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be difficult or costly for us to attract new key customers. Conversely, if one of our key customers unexpectedly increases its orders, we may be unable to produce the additional product volumes in a timely manner or take advantage of any overall increased market demand. This could damage our customer relationships and reputation, which may adversely affect our results of operations. Additionally, some of our key customers are subject to cyclical demand which may result in variability of their orders and timing of their purchase with us and if one of our key customers unexpectedly reduces, delays or cancels orders, our revenues and results of operations may be adversely affected.
Furthermore, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Furthermore, if such customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our results of operations. If a significant transaction or regulatory impact involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.
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
We have a long and unpredictable sales cycle for nearline storage solutions, which impairs our ability to accurately predict our financial and operating results in any period and may adversely affect our ability to forecast the need for investments and expenditures.
Our nearline storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are also tailored to meet the specific requirements of individual customers, and are often integrated by our customers into the systems and products that they sell. Factors that affect the length of our sales cycle include:
•the time required for developing, testing and evaluating our products before they are deployed;
•the size of the deployment; and
•the complexity of system configuration necessary to deploy our products.
As a result, our sales cycle for nearline storage solutions could exceed one year and frequently unpredictable. Additionally, our nearline storage solutions is subject to variability of sales primarily due to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in lost sales or excess inventory and associated inventory reserves or write-downs, each of which could harm our business, financial condition and results of operations.

We experience seasonal declines in the sales of our consumer products during the second half of our fiscal year which may adversely affect our results of operations.
In certain end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our consumer products will continue to be lower during the second half of our fiscal year. Retail sales of certain of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions.
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
We are a global company and have significant sales operations outside of the United States, including sales personnel and customer support operations. We also generate a significant portion of our revenue from sales outside the U.S. Disruptions in the economic, environmental, political, legal or regulatory landscape in the countries where we operate may have a material adverse impact on our manufacturing and sales operations. Disruptions in financial markets, the deterioration of global economic conditions, and geopolitical uncertainty and instability or war, such as the military action against Ukraine launched by Russia, have had and may continue to have an impact on our sales to customers and end-users located in the EMEA region.
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
•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the COVID-19 pandemic;
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
•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of the COVID-19 pandemic in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate;
•increased vulnerability to cyberattacks due to the significant number of employees working remotely; and
•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
The COVID-19 pandemic has increased economic and demand uncertainty. It continues to affect our business in both positive and negative ways, and there is uncertainty around its duration and impact. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, including the impact of any virus mutations or new strains of COVID-19 virus and the distribution and efficacy of the vaccine, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak or variants thereof. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of the COVID-19 pandemic on our operations, direct and indirect suppliers, partners, and customers. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

If we do not control our costs, we will not be able to compete effectively.
We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while at the same time controlling expenses. Because our vertical design and manufacturing strategy, our operations have higher costs that are fixed or difficult to reduce in the short-term, including our costs related to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long-term demand for our products, we could be required to write off inventory, record excess capacity charges which could negatively impact our gross margin and our financial results. If we do not control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts and efforts to increase automation. Our restructuring efforts may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially adversely affect our financial results.
RISKS ASSOCIATED WITH SUPPLY AND MANUFACTURING
Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, may cause us to suffer lower operating margins, production delays and other material adverse effects.
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
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures from the current macroeconomic conditions or other changes in economic conditions, our results of operations would be negatively affected. Also, many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, the occurrence of local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate, which may have a material impact on the production, availability and transportation of many components. We have experienced and continue to experience disruptions in our supply chain due to the impact of the COVID-19 pandemic, which has also impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key direct and indirect suppliers. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience disruption in our supply chain, including shortages in supply or increases in production costs, which would materially adversely affect our results of operations. The current worldwide shortage of semiconductors exacerbates these risks.
Certain rare earth elements are critical in the manufacture of our products. We purchase components that contain rare earth elements from a number of countries, including China. We cannot predict whether any nation will impose regulations or trade barriers including tariffs, duties, quotas or embargoes upon the rare earth elements incorporated into our products that would restrict the worldwide supply of such metals or increase their cost. We have experienced and continuing to experience increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. Further, if our customers experience shortages of components or materials used in their products it could result in a decrease in demand for our products and have an adverse effect on our results of operations. If any major supplier were to restrict the supply available to us or increase the cost of the rare earth elements used in our products, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.
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
We cannot assure you that we will be able to obtain critical components in a timely and economic manner. The industry is currently experiencing a global shortage of semiconductors and other electronic components. In addition, many of our suppliers’ manufacturing facilities are fully utilized. If they fail to invest in additional capacity or deliver components in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected.
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
Defects in our products could also result in legal actions by our customers for breach of warranty, property damage, injury or death. Such legal actions, including but not limited to product liability claims could exceed the level of insurance coverage that we have obtained. Any significant uninsured claims could significantly harm our financial condition.

RISKS RELATED TO HUMAN CAPITAL
The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
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
Our quarterly revenue and results of operations fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, have been and may continue to be precipitated by a variety of factors, including:
•uncertainty in global economic and political conditions, and instability or war (such as the military action against Ukraine launched by Russia) or adverse changes in the level of economic activity in the major regions in which we do business;
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
•increased costs of electricity and/or other energy sources, freight and logistics costs or other materials or services necessary for the operation of our business;
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
Macroeconomic developments such as the withdrawal of the United Kingdom (“U.K.”) from the European Union (“EU”), slowing global economies, increased tariffs between the U.S and China, Mexico and other countries, or adverse economic conditions worldwide resulting from the COVID-19 pandemic and efforts of governments and private industry to slow the pandemic or efforts of governments to stimulate or stabilize the economy may adversely impact our business. For example, significant inflation and related increases in interest rates, or a recession, could negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.
The effect of geopolitical uncertainties, war, terrorism, natural disasters, public health issues and other circumstances, on national and/or international commerce and on the global economy, could materially adversely affect our results of operations and financial condition.
Geopolitical uncertainty, terrorism, instability or war, such as the military action against Ukraine launched by Russia, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues (such as the COVID-19 pandemic) and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.

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
Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, governmental focus on antitrust and competition law, improper payments, the environment, data privacy, protection, security and sovereignty, currency exchange controls, conflict minerals, import and export controls, complex economic sanctions, and potential further changes to global tax laws and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, and the European Union each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, data privacy, protection, security and sovereignty, price controls and international trade.

Our business is subject to state, federal, and international laws and regulations, relating to data privacy, data protection and data security involving matters including data use, data localization, data transfer, data storage, data retention and deletion, data access, and the protection of data and systems. Compliance with these laws and regulations can be onerous and have increased and may continue to increase our cost of doing business globally or otherwise adversely impact financial results. Our introduction of new products or services, changes to our existing products or services, or the manner in which our customers utilize our products or services may result in new or enhanced costly compliance requirements or governmental or regulatory scrutiny that could adversely affect our business and financial results. Data privacy and data protection regulations also continue to change and may be inconsistent from jurisdiction to jurisdiction and may adversely affect our business by requiring changes to our business practices, limiting our ability to offer a product or service, or making our products or services less attractive to customers. Laws and regulations related to data transfers, including, data localization, data access, and data storage, also continue to develop and have been subject to regulatory and judicial scrutiny. In many cases, these laws apply to transfers of information between us and our subsidiaries, and among us, our subsidiaries and our customers or other parties with which we have commercial relations. If we are restricted in our sharing of data among countries and regions in which we operate, among our subsidiaries, or with third parties with which we have a commercial relationship, it may increase our compliance costs and adversely impact our operations, the ability to provide our products or services, or the manner in which we provide our product or services. Our business is subject to state, federal, and international laws and regulations that subject us to requirements to notify vendors, customers, or employees of a data security breach. Any actual or perceived data security breach or incident or actual or perceived non-compliance with laws relating to privacy, data protection or data security could result in damage to our brand and reputation including decreased customer demand for our products or services, significant financial penalties and liability, governmental investigations and proceedings, ongoing audit requirements, private or class actions, and unanticipated changes to our data handling or processing practices. We cannot be certain that our insurance coverage is adequate for data-handling or data-security liabilities incurred, or that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed our insurance coverage, or changes in our insurance policies, could have a material adverse effect on our business, including our financial condition, operating results and reputation. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018, and applies to our operations, and our products and services used by individuals in Europe. The U.K. has implemented legislation that substantially implements the GDPR, with penalties for noncompliance. Various states, such as California, Colorado, Utah and Connecticut, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of personal information. The California Consumer Privacy Act (“CCPA”), which took effect in January 2020, imposed compliance requirements and new rights for California consumers. The U.S. federal government also is contemplating privacy legislation.
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
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to those targets or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers which are located in geographies that have been the focus of recent changes in U.S. policies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations and financial condition.

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

RISKS RELATED TO INFORMATION TECHNOLOGY, DATA AND INFORMATION SECURITY
We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches or incidents that disrupt our operations or result in unauthorized access to, or the loss, corruption, unavailability or dissemination of proprietary or confidential information of our customers or about us or other third parties.
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we will store subscribers’ data on our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, and maintenance of data, such as corruption, loss or unavailability of, or damage to, and other security risks to, data, will continue to increase. We use third-party vendors to store and otherwise process data for us and they face similar risks. The measures we and our vendors have implemented to secure our computer equipment and data belonging to us, our customers, suppliers, employees or other third parties have been and may continue to be vulnerable to phishing, employee error, hacking, ransomware and other cyberattacks, malfeasance, system error or other irregularities or incidents, including from breaches and incidents or attacks at third party vendors we utilize, and may not be sufficient for all eventualities. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages with respect to claims relating to a security breach or other security-related matter. Threat actors may be able to penetrate our network security, misappropriate or compromise confidential information and other data, create system disruptions or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products and services or otherwise exploit any security vulnerabilities of our products and services. Such attempts are increasing in technical sophistication, number and the ability to evade detection or to obscure such activities. We anticipate that these threats will continue to grow in scope and complexity over time. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we take steps to protect against and detect such attempts, our efforts may not be sufficient for all eventualities, including sustained maintenance of remote working requirements. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system or our services. We have been, and will likely continue to be, subject to computer viruses or other malicious code, cyber-attacks or other computer-related attempts to breach the IT systems we use for these purposes. We have been and may also continue to be subject to IT system failures and network disruptions due to these factors. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have a material impact in the future. The insurance coverage we maintain that is intended to address certain data security risks may be insufficient to cover all types of claims or losses that may arise, and such insurance has been increasing in price over time. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all.
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
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”) which requires significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase data security risks, and may have a material adverse effect on our business, financial condition and results of operations.
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
•the ability of our customers to procure necessary components which may impact their demand or timing of their demand for our products, especially during a period of persistent supply chain shortages;
•actual or perceived security breaches or security vulnerabilities;
•the occurrence of major catastrophic events, including natural disasters, acts of war or climate change;
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our principal executive offices are located in Ireland. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire on various dates through 2068.
Our main material manufacturing, product development and marketing and administrative facilities at July 1, 2022 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Owned	412,000	Product development, marketing and administrative and operational offices
Colorado	Owned	528,000	Product development, administrative and operational offices
Minnesota	Owned/Leased	1,098,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	707,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,511,000	Manufacture of media, administrative and operational offices
Ayer Rajah	Owned (1)	410,000	Product development, administrative and operational offices
Thailand
Korat	Owned/Leased	2,710,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	453,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2068.
As of July 1, 2022, we owned or leased a total of approximately 9.7 million square feet of space worldwide. The 9.7 million square feet of owned or leased space includes a total of 68,000 square feet that is currently subleased. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
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
As of August 1, 2022, there were approximately 489 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2022 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 30, 2017 to July 1, 2022. This is compared with the cumulative total return of the Dow Jones U.S. Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on June 30, 2017, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Seagate Technology Holdings plc, The S&P 500 Index And The Dow Jones U.S. Computer Hardware Index

600
500
400
300
200
100
0
6/30/2017
6/29/2018
6/28/2019
7/3/2020
7/2/2021
7/1/2022
Seagate Technology Holdings plc
S&P 500
Dow Jones U.S. Computer Hardware

	6/30/2017	6/29/2018	6/28/2019	7/3/2020	7/2/2021	7/1/2022
Seagate Technology Holdings plc	$100.00	$152.23	$134.61	$141.83	$251.12	$211.97
S&P 500	100.00	114.26	125.78	136.03	188.84	169.66
Dow Jones U.S. Computer Hardware	100.00	130.03	140.14	251.12	384.68	384.42
___________________________________
(1) $100 invested on 6/30/2017 in shares and in indices, including reinvestment of dividends.
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
Repurchases of Our Equity Securities
On October 21, 2020 and February 22, 2021, our Board of Directors authorized the repurchase of an additional $3.0 billion and $2.0 billion of our outstanding ordinary shares, respectively, and as a result, we had an aggregate authority to repurchase approximately $8.0 billion of our ordinary shares. As of July 1, 2022, $2.4 billion remained available for repurchase of ordinary shares under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with our Constitution. There is no expiration date on our repurchase authorizations.
The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended July 1, 2022, including shares withheld for statutory tax withholdings related to vesting of employee equity awards:

Period (In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1st Quarter through 3rd Quarter of Fiscal Year 2022	15	$92.10	15	$2,844
April 2, 2022 through April 29, 2022	1	83.32	1	2,746
April 30, 2022 through May 27, 2022	2	81.66	2	2,568
May 28, 2022 through July 1, 2022	3	78.40	3	2,366
Through 4th Quarter of Fiscal Year 2022	21		21	$2,366
___________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 6.[Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended July 1, 2022 and July 2, 2021. Discussions of year-to-year comparisons between fiscal years 2021 and 2020 are not included in this Annual Report on Form 10-K and can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021, which was filed with the SEC on August 6, 2021.
You should read this discussion in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2022 and 2021 both comprised of 52 weeks and ended on July 1, 2022 and July 2, 2021, respectively. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Fiscal Year 2022 Summary. Overview of financial and other highlights affecting us in fiscal year 2022.
•Results of Operations. Analysis of our financial results comparing fiscal years 2022 and 2021.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, discussion of our financial condition including potential sources of liquidity, and material cash requirements and their general purpose.
•Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•For an overview of our business, see “Part I - Item 1. Business—Overview.”

Fiscal Year 2022 Summary
During fiscal year 2022, we shipped 631 exabytes of HDD storage capacity. We generated revenue of approximately $11.7 billion with a gross margin of 30%, net income of $1.6 billion, diluted EPS of $7.36 and our operating cash flow was $1.7 billion. We increased our unsecured revolving credit facility (“Revolving Credit Facility”) to $1.75 billion, borrowed $1.2 billion under our new term loan facility and repaid $701 million of our long-term debt. We repurchased approximately 20 million of our ordinary shares for $1.8 billion and paid $610 million in dividends.
Impact of COVID-19 Pandemic
The pandemic continues to impact our business and results of operations. During fiscal year 2022, we experienced the ongoing impacts of supply chain disruptions, higher logistics, materials and operational costs globally, as well as other inflationary and macroeconomic pressures. Additionally, constraints from certain component shortages impacted our ability to fulfill demand primarily for our non-HDD business. Our customers also continued to experience certain supply chain and demand disruptions, resulting in demand variations across certain of our end markets, including impacts from periodic governmental lockdown measures. We expect these factors will continue to impact our business and results of operations over the near term.
We continue to actively monitor the effects and potential impacts of the pandemic, inflation and other macroeconomic factors on all aspects of our business, supply chain, liquidity and capital resources including governmental policies that could periodically shut down an entire city where we, our suppliers or our customers operate. We are also actively working on opportunities to lower our cost structure, drive further operational efficiencies and maintain supply chain discipline including adjusting our manufacturing production plans in response to these business conditions. We are complying with governmental rules and guidelines across all of our sites. Although we are unable to predict the future impact of the pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we will continue to be negatively affected if the pandemic and related public and private health measures result in substantial manufacturing or supply chain challenges, substantial reductions or delays in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products or our customer’s products, or other unexpected ramifications from the pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report.
Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021
Revenue	$11,661	$10,681
Cost of revenue	8,192	7,764
Gross profit	3,469	2,917
Product development	941	903
Marketing and administrative	559	502
Amortization of intangibles	11	12
Restructuring and other, net	3	8
Income from operations	1,955	1,492
Other expense, net	(276)	(144)
Income before income taxes	1,679	1,348
Provision for income taxes	30	34
Net income	$1,649	$1,314

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
Revenue	100%	100%
Cost of revenue	70	73
Gross margin	30	27
Product development	8	8
Marketing and administrative	5	5
Amortization of intangibles	—	—
Restructuring and other, net	—	—
Operating margin	17	14
Other expense, net	(3)	(2)
Income before income taxes	14	12
Provision for income taxes	—	—
Net income	14%	12%
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
Revenues by Channel (%)
OEMs	75%	69%
Distributors	14%	18%
Retailers	11%	13%
Revenues by Geography (%) (1)
Asia Pacific	46%	49%
Americas	40%	34%
EMEA	14%	17%
Revenues by Market (%)
Mass capacity	68%	60%
Legacy	23%	32%
Other	9%	8%

HDD Exabytes Shipped by Market
Mass capacity	541	417
Legacy	90	118
Total	631	535

HDD Price per Terabyte	$17	$18
____________________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	Change	% Change
Revenue	$11,661	$10,681	$980	9%

Revenue in fiscal year 2022 increased approximately 9%, or $980 million, from fiscal year 2021, primarily due to an increase in mass capacity exabytes shipped, partially offset by a decrease in legacy exabytes shipped. The mass capacity storage markets continued to increase as a percentage of our total revenue and exabytes shipped in fiscal year 2022. We expect this transition from legacy to mass capacity storage markets will continue, resulting in mass capacity continuing to increase as a percentage of our total revenue and total exabytes shipped in fiscal year 2023 and beyond. The long-term outlook for legacy markets is for a decrease in exabyte demand.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	Change	% Change
Cost of revenue	$8,192	$7,764	$428	6%
Gross profit	3,469	2,917	552	19%
Gross margin	30%	27%
For fiscal year 2022, gross margin increased compared to the prior fiscal year primarily due to an increase in mass capacity exabytes shipped and improved product mix shift towards higher capacity HDDs, partially offset by higher component and logistics costs resulting from the pandemic and global inflationary pressures.
Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	Change	% Change
Product development	$941	$903	$38	4%
Marketing and administrative	559	502	57	11%
Amortization of intangibles	11	12	(1)	(8)%
Restructuring and other, net	3	8	(5)	(63)%
Operating expenses	$1,514	$1,425	$89
Product Development Expense. Product development expenses for fiscal year 2022 increased by $38 million from fiscal year 2021 primarily due to a $25 million increase in materials expense, a $17 million increase in depreciation expenses, an $8 million increase in compensation and other employee benefits as a result of increase in share-based compensation and a $3 million increase in equipment expense, partially offset by a $12 million decrease in outside services expense and a $9 million decrease in variable compensation expense.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2022 increased by $57 million from fiscal year 2021 primarily due to a $17 million increase in compensation and other employee benefits as a result of an increase in share-based compensation, a $16 million increase in outside services expense, a $6 million increase in travel expenses as a result of the easing of pandemic-related travel restrictions, a $5 million increase in advertising costs and a $3 million increase in information technology costs.
Amortization of Intangibles. Amortization of intangibles for fiscal year 2022 decreased by $1 million, as compared to fiscal year 2021, due to certain intangible assets that reached the end of their useful lives.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2022 was not material.
Restructuring and other, net for fiscal year 2021 was $8 million, primarily comprised of workforce reduction costs and supplier transition costs, partially offset by a gain from the sale of a certain property and a gain upon termination of an operating lease.
Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	Change	% Change
Other expense, net	$(276)	$(144)	$(132)	92%

Other expense, net for fiscal year 2022 increased by $132 million compared to fiscal year 2021 primarily due to a net $97 million higher non-recurring gain from our strategic investments in the prior-year period, a $29 million increase in interest expense from the issuance of long-term debt and a $21 million increase in losses on de-designated cash flow hedges. These changes were partially offset by a $16 million decrease in foreign exchange remeasurement expense.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	Change	% Change
Provision for income taxes	$30	$34	$(4)	(12)%
We recorded an income tax provision of $30 million for fiscal year 2022 compared to an income tax provision of $34 million for fiscal year 2021. Our fiscal year 2022 income tax provision included net tax benefits of approximately $15 million related to share-based compensation, $6 million resulting from recognition of deferred tax assets and $5 million associated with change in the applicable tax rate within our non-U.S. operations. Our fiscal year 2021 income tax provision included net tax benefits of approximately $8 million primarily associated with share-based compensation and $13 million related to the United Kingdom tax rate changes enacted in June 2021.
Our Irish tax resident parent holding company owns various U.S. and non-Irish subsidiaries that operate in multiple non-Irish income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Singapore and Thailand. These tax incentives are scheduled to expire in whole or in part at various dates through 2033. Certain tax incentives may be extended if specific conditions are met.
Our income tax provision recorded for fiscal years 2022 and 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) current year generation of research credits.
We anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate based on our ownership structure, our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland and the potential future increases in our valuation allowance for deferred tax assets.

Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, will allow us to manage the ongoing impacts of the pandemic on our business operations for the foreseeable future. However, some challenges posed by the pandemic to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of July 1, 2022.
Cash and Cash Equivalents

	As of
(Dollars in millions)	July 1, 2022	July 2, 2021	Change
Cash and cash equivalents	$615	$1,209	$(594)
Our cash and cash equivalents decreased by $594 million from July 2, 2021 primarily as a result of repurchases of our ordinary shares of $1.8 billion, repayment of long-term debt of $701 million, payment of dividends to our shareholders of $610 million and payments for capital expenditures of $381 million, partially offset by net cash of $1.7 billion provided by operating activities and net proceeds of $1.2 billion from issuance of long-term debt. The following table summarizes results from the Consolidated Statement of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021
Net cash flow provided by (used in):
Operating activities	$1,657	$1,626
Investing activities	(352)	(466)
Financing activities	(1,899)	(1,673)
Net decrease in cash, cash equivalents and restricted cash	$(594)	$(513)
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2022 was approximately $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•an increase of $228 million in accounts payable, primarily due to timing of payments and an increase in materials purchased; partially offset by
•an increase of $374 million in accounts receivable, primarily due to linearity of sales; and
•an increase of $361 million in inventories, primarily due to timing of shipments, and an increase in materials purchased for production of higher capacity drives and to mitigate supply chain disruptions.
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

Cash Used in Investing Activities
In fiscal year 2022, we used $352 million for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of $381 million and payments for the purchase of investments of $18 million, partially offset by proceeds from the sale of investments of $47 million.
In fiscal year 2021, we used $466 million for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of approximately $498 million, partially offset by proceeds from the sale of investments of $29 million
Cash Used in Financing Activities
Net cash used in financing activities of $1.9 billion for fiscal year 2022 was primarily attributable to the following activities:
•$1.8 billion in payments for repurchases of our ordinary shares;
•$701 million net repurchases of long-term debt; and
•$610 million in dividend payments; partially offset by
•$1.2 billion from the issuance of long-term debt; and
•$68 million in proceeds from the issuance of ordinary shares under employee stock plans.
Net cash used in financing activities of $1.7 billion for fiscal year 2021 was primarily attributable to the following activities:
•$2.0 billion in payments for repurchases of our ordinary shares; and
•$649 million in dividend payments; partially offset by
•$986 million from the issuance of Senior Notes; and
•$108 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of July 1, 2022, consist of: (1) approximately $615 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.75 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
As of July 1, 2022, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through October 14, 2026. As of July 1, 2022, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook and the information we currently have available to us, we expect to be in compliance with the covenants in our debt agreements over the next 12 months.
As of July 1, 2022, cash and cash equivalents held by non-Irish subsidiaries was $614 million. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.
We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Our ability to fund liquidity requirements beyond 12 months will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. For additional information on factors that could impact our ability to fund our operations and meet our cash requirements, including the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend and any future strategic investments.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of July 1, 2022, we had unconditional purchase obligations of approximately $4.5 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.5 billion of these commitments to be paid within one year.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of July 1, 2022, we had unconditional commitment of $307 million primarily related to purchases of equipment, of which approximately $167 million is expected to be paid within one year. For fiscal year 2023, we expect capital expenditures to be aligned to our long-term targeted range of 4% to 6% of revenue.
Operating leases
We are a lessee in several operating leases related to real estate facilities for warehouse and office space. As of July 1, 2022, the amount of future minimum rent expense for both occupied and vacated facilities net of sublease income under non-cancelable operating lease contracts was $58 million, of which $14 million is expected to be paid within one year. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Leases” for details.
Long-term debt and interest payments on debt
As of July 1, 2022, the future principal payment obligation on our long-term debt was $5.7 billion, of which $585 million will mature within one year. As of July 1, 2022, future interest payments on these outstanding debt is estimated to be approximately $1.3 billion, of which $223 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details.
Income Tax
As of July 1, 2022, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $3 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Dividends
On July 21, 2022, our Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on October 5, 2022 to shareholders of record as of the close of business on September 21, 2022. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. Our Board of Directors increased the authorization for the repurchase of our outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. During fiscal year 2022, we repurchased approximately 21 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of July 1, 2022, $2.4 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in “Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies ”. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Based on this definition, our most critical accounting policies include: Revenue - Sales Program Accruals, Warranty and Income Taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventories, assessing goodwill and other long-lived assets for impairment, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
Revenue - Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer's volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve estimating the most likely amount of rebates related to a customer's level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Total sales programs were 14% and 14% of gross revenue in fiscal years 2022 and 2021, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1% of gross revenue in fiscal years 2022 and 2021.
Warranty. We estimate probable product warranty costs at the time revenue is recognized. Our warranty provision considers estimated product failure rates, trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. Unforeseen component failures or exceptional component performance can result in changes to warranty costs. We also exercise judgment in estimating our ability to sell refurbished products based on historical experience. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base our warranty estimates. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our results of operations.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments, and estimates. If our outlook for future taxable income changes significantly, our assessment of the need for, and the amount of, a valuation allowance may also change resulting in an additional tax provision or benefit.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of July 1, 2022, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. During fiscal year 2022, we recorded a $13 million impairment loss relating to available-for-sale debt securities.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loans bear interest at a variable rate equal to LIBOR plus a variable margin. At this time, we have not identified any material exposure associated with the phase out of LIBOR by the end of 2022.
We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of July 1, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.2 billion, of which $600 million will mature in September 2025 and $600 million will mature in July 2027.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of July 1, 2022.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at July 1, 2022
	2023	2024	2025	2026	2027	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$61	$—	$—	$—	$—	$—	$61	$61
Average interest rate	0.99%						0.99%
Other debt securities
Fixed rate	$—	$—	$—	$15	$—	$8	$23	$23
Debt
Fixed rate	$540	$500	$479	$—	$505	$2,490	$4,514	$4,045
Average interest rate	4.75%	4.88%	4.75%	—%	4.88%	4.09%	4.41%
Variable rate	$45	$60	$83	$563	$60	$390	$1,201	$1,174
Average interest rate	2.92%	2.92%	2.92%	2.94%	2.90%	2.90%	2.92%
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
We recognized a net loss of $11 million and $10 million in Cost of revenue and Interest expense related to the loss of hedge designations on discontinued cash flow hedges during fiscal year 2022, respectively. We recognized a net gain of $14 million and a net loss of $7 million in Cost of revenue and Interest expense related to the loss of hedge designations on discontinued cash flow hedges during the fiscal year 2021.

The table below provides information as of July 1, 2022 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$230	$1.36	$(4)
Thai Baht	168	$33.58	(8)
Chinese Renminbi	116	$6.54	(3)
British Pound Sterling	79	$0.77	(5)
Total	$593		$(20)
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$615	$1,209
Accounts receivable, net	1,532	1,158
Inventories	1,565	1,204
Other current assets	321	208
Total current assets	4,033	3,779
Property, equipment and leasehold improvements, net	2,239	2,181
Goodwill	1,237	1,237
Other intangible assets, net	9	29
Deferred income taxes	1,132	1,117
Other assets, net	294	332
Total Assets	$8,944	$8,675
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,058	$1,725
Accrued employee compensation	252	282
Accrued warranty	65	61
Current portion of long-term debt	584	245
Accrued expenses	596	608
Total current liabilities	3,555	2,921
Long-term accrued warranty	83	75
Other non-current liabilities	135	154
Long-term debt, less current portion	5,062	4,894
Total Liabilities	8,835	8,044
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 209,850,169 issued and outstanding at July 1, 2022 and 227,382,980 issued and outstanding at July 2, 2021	—	—
Additional paid-in capital	7,190	6,977
Accumulated other comprehensive income (loss)	36	(41)
Accumulated deficit	(7,117)	(6,305)
Total Shareholders’ Equity	109	631
Total Liabilities and Shareholders’ Equity	$8,944	$8,675
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Revenue	$11,661	$10,681	$10,509

Cost of revenue	8,192	7,764	7,667
Product development	941	903	973
Marketing and administrative	559	502	473
Amortization of intangibles	11	12	14
Restructuring and other, net	3	8	82
Total operating expenses	9,706	9,189	9,209

Income from operations	1,955	1,492	1,300

Interest income	2	2	20
Interest expense	(249)	(220)	(201)
Other, net	(29)	74	(87)
Other expense, net	(276)	(144)	(268)

Income before income taxes	1,679	1,348	1,032
Provision for income taxes	30	34	28
Net income	$1,649	$1,314	$1,004

Net income per share:
Basic	$7.50	$5.43	$3.83
Diluted	$7.36	$5.36	$3.79
Number of shares used in per share calculations:
Basic	220	242	262
Diluted	224	245	265
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Net income	$1,649	$1,314	$1,004
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	48	15	(27)
Losses (gains) reclassified into earnings	21	(9)	3
Net change	69	6	(24)
Change in unrealized components of post-retirement plans:
Net unrealized gains (losses) arising during the period	6	1	(7)
Losses reclassified into earnings	2	3	1
Net change	8	4	(6)
Foreign currency translation adjustments	—	15	(2)
Total other comprehensive income (loss), net of tax	77	25	(32)
Comprehensive income	$1,726	$1,339	$972
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
OPERATING ACTIVITIES
Net income	$1,649	$1,314	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	397	379
Share-based compensation	145	112	109
Loss on redemption and repurchase of debt	—	1	58
Deferred income taxes	(9)	(4)	(6)
Other non-cash operating activities, net	64	(50)	52
Changes in operating assets and liabilities:
Accounts receivable, net	(374)	(42)	(127)
Inventories	(361)	(64)	(166)
Accounts payable	228	(14)	394
Accrued employee compensation	(30)	58	55
Accrued expenses, income taxes and warranty	(26)	(38)	(39)
Other assets and liabilities	(80)	(44)	1
Net cash provided by operating activities	1,657	1,626	1,714
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(381)	(498)	(585)
Proceeds from the sale of assets	—	4	1
Purchases of investments	(18)	(4)	(58)
Proceeds from sale of investments	47	29	7
Maturities of short-term investments	—	3	—
Net cash used in investing activities	(352)	(466)	(635)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(701)	(33)	(1,137)
Dividends to shareholders	(610)	(649)	(673)
Repurchases of ordinary shares	(1,799)	(2,047)	(850)
Taxes paid related to net share settlement of equity awards	(51)	(33)	(40)
Proceeds from issuance of long-term debt	1,200	1,000	994
Proceeds from issuance of ordinary shares under employee stock plans	68	108	103
Other financing activities, net	(6)	(19)	(2)
Net cash used in financing activities	(1,899)	(1,673)	(1,605)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	(1)
Decrease in cash, cash equivalents and restricted cash	(594)	(513)	(527)
Cash, cash equivalents and restricted cash at the beginning of the year	1,211	1,724	2,251
Cash, cash equivalents and restricted cash at the end of the year	$617	$1,211	$1,724
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$244	$184	$226
Cash paid for income taxes, net of refunds	$33	$44	$51
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For Fiscal Years Ended July 1, 2022, July 2, 2021 and July 3, 2020
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at, June 28, 2019	269	$—	$6,545	$(34)	$(4,349)	$2,162
Impact of adoption of new leasing standard					(2)	(2)
Net income					1,004	1,004
Other comprehensive loss				(32)		(32)
Issuance of ordinary shares under employee stock plans	6		103			103
Repurchases of ordinary shares	(17)				(847)	(847)
Tax withholding related to vesting of restricted share units	(1)				(40)	(40)
Dividends to shareholders ($2.58 per ordinary share)					(670)	(670)
Share-based compensation			109			109
Balance at, July 3, 2020	257	—	6,757	(66)	(4,904)	1,787
Net income					1,314	1,314
Other comprehensive income				25		25
Issuance of ordinary shares under employee stock plans	4		108			108
Repurchases of ordinary shares	(33)				(2,047)	(2,047)
Tax withholding related to vesting of restricted share units	(1)				(33)	(33)
Dividends to shareholders ($2.66 per ordinary share)					(635)	(635)
Share-based compensation			112			112
Balance at, July 2, 2021	227	—	6,977	(41)	(6,305)	631
Net income					1,649	1,649
Other comprehensive income				77		77
Issuance of ordinary shares under employee stock plans	4		68			68
Repurchases of ordinary shares	(20)				(1,806)	(1,806)
Tax withholding related to vesting of restricted share units	(1)				(51)	(51)
Dividends to shareholders ($2.77 per ordinary share)					(604)	(604)
Share-based compensation			145			145
Balance at, July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”), storage subsystem, as well as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2022 and 2021 both comprised of 52 weeks and ended on July 1, 2022 and July 2, 2021, respectively. Fiscal year 2020 was comprised of 53 weeks and ended on July 3, 2020. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.
Summary of Significant Accounting Policies
Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s highly liquid investments are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable debt securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive income, which is a component of Shareholders’ Equity. The Company evaluates the available-for-sale debt securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Other cash equivalents are carried at cost, which approximates fair value.
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
Leases. The Company determines if an arrangement is a lease or contains a lease at inception. Right-of-use (“ROU”) assets are included in Other assets, net and lease liabilities are included in Accrued expenses and Other non-current liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company combines lease and non-lease components for facility leases and does not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less on the consolidated balance sheets.
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
Warranty. The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally provides warranty on its products for a period of 1 to 5 years. The Company's warranty provision considers estimated product failure rates, trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. The Company also exercises judgement in estimating its ability to sell refurbished products.
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
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $34 million, $29 million and $19 million in fiscal years 2022, 2021 and 2020, respectively.
Share-Based Compensation. The Company accounts for share-based compensation net of estimated forfeitures. Refer to Note 11. Share-Based Compensation for details.
Accounting for Income Taxes. The Company records a provision or benefit for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income tax expense or benefit is recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.
The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.
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
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated other comprehensive income, which is a component of Shareholders’ Equity.
Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for expected credit losses based upon factors surrounding the credit risk of customers, global macroeconomic conditions and an analysis of specific exposures. One customer accounted for 20% and 11% of the Company’s accounts receivable as of July 1, 2022 and July 2, 2021, respectively.
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
In November 2021, the FASB issued ASU 2021-10 (ASC Topic 832), Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the type of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The Company will adopt this new guidance beginning first quarter of fiscal year 2023 on a prospective basis and plans to disclose the aforementioned requirements in consolidated financial statements for the fiscal year ended June 30, 2023.
In June 2022, the FASB issued ASU 2022-03 (ASC Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that a contractual restriction on the sale of equity security is not considered when measuring its fair value and requires new disclosures for equity securities subject to contractual sale restriction. The Company is required to adopt this guidance in the first quarter of fiscal year 2025. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. This ASU became effective and the Company adopted the guidance in the quarter ended October 1, 2021. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05 (ASC Topic 842), Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The Company adopted the guidance in the quarter ended October 1, 2021 on a prospective basis. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2022 and July 2, 2021:

	July 1, 2022			July 2, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$60	$—	$60	$552	$—	$552
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	23	—	23	18	—	18
Total	$84	$—	$84	$571	$—	$571

Included in Cash and cash equivalents			$59			$551
Included in Other current assets			2			2
Included in Other assets, net			23			18
Total			$84			$571
As of July 1, 2022 and July 2, 2021, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of July 1, 2022 and July 2, 2021, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. During fiscal year 2022, the Company recorded a $13 million impairment loss relating to available-for-sale debt securities. The Company determined no impairment related to credit losses for available-for-sale debt securities as of July 2, 2021.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities at July 1, 2022 by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$61	$61
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	8	8
Total	$84	$84
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020	June 28, 2019
Cash and cash equivalents	$615	$1,209	$1,722	$2,220
Restricted cash included in Other current assets	2	2	2	31
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$617	$1,211	$1,724	$2,251
As of June 28, 2019, the Company’s Other current assets included $31 million in restricted cash and cash equivalents in an escrow account for the sale of certain properties and cash equivalents held as collateral at banks for various performance obligations.

Accounts Receivable, net
The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	July 1, 2022	July 2, 2021
Accounts receivable	$1,536	$1,162
Allowances for expected credit losses	(4)	(4)
Account receivable, net	$1,532	$1,158
Activity in the expected credit losses accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (1)	Balance at End of Period
Fiscal year ended July 3, 2020	$4	1	—	$5
Fiscal year ended July 2, 2021	$5	—	(1)	$4
Fiscal year ended July 1, 2022	$4	—	—	$4
______________________________________________
(1)    Uncollectible accounts written off, net of recoveries.

In connection with an existing factoring agreement, the Company sells trade receivables to a third party for cash proceeds less a discount. During fiscal year 2022, the Company sold trade receivables without recourse for cash proceeds of $275 million, of which $200 million remained subject to servicing by the Company as of July 1, 2022. During fiscal year 2021, the Company sold trade receivables without recourse for cash proceeds of $183 million, of which none remained subject to servicing by the Company as of July 2, 2021. The discounts on trade receivables sold were not material for fiscal years 2022 and 2021.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	July 1, 2022	July 2, 2021
Raw materials and components	$601	$375
Work-in-process	414	443
Finished goods	550	386
Total inventories	$1,565	$1,204

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	July 1, 2022	July 2, 2021
Land and land improvements		$47	$47
Equipment	3 – 7	8,473	8,250
Buildings and leasehold improvements	Up to 30	1,893	1,881
Construction in progress		246	200
		10,659	10,378
Less: accumulated depreciation and amortization		(8,420)	(8,197)
Property, equipment and leasehold improvements, net		$2,239	$2,181
Depreciation expense, which includes amortization of leasehold improvements, was $431 million, $368 million and $325 million for fiscal years 2022, 2021 and 2020, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2022, 2021 and 2020, the Company capitalized interest of $3 million, $5 million and $6 million, respectively.
Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	July 1, 2022	July 2, 2021
Dividends payable	$147	$153
Other accrued expenses	449	455
Total	$596	$608
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 3, 2020	$(24)	$(26)	$(16)	$(66)
Other comprehensive income before reclassifications	15	1	15	31
Amounts reclassified from AOCI	(9)	3	—	(6)
Other comprehensive income	6	4	15	25
Balance at July 2, 2021	(18)	(22)	(1)	(41)
Other comprehensive income before reclassifications	48	6	—	54
Amounts reclassified from AOCI	21	2	—	23
Other comprehensive income	69	8	—	77
Balance at July 1, 2022	$51	$(14)	$(1)	$36

3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1,237 million as of July 1, 2022 and July 2, 2021. There were no additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2022, 2021 and 2020.
Other Intangible Assets
Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.
In fiscal years 2022, 2021 and 2020, amortization expense for other intangible assets was $20 million, $29 million and $53 million, respectively.
The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 1, 2022, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$29	$(24)	$5	1.0 Year
Customer relationships	71	(68)	3	0.2 Year
Other intangible assets	8	(7)	1	0.8 Year
Total amortizable other intangible assets	$108	$(99)	$9	0.8 Year
The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 2, 2021 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$43	$(30)	$13	1.8 Years
Customer relationships	71	(58)	13	1.2 Years
Other intangible assets	9	(6)	3	1.7 Years
Total amortizable other intangible assets	$123	$(94)	$29	1.5 Years

As of July 1, 2022, expected amortization expense for other intangible assets for fiscal year 2023 is $9 million.

4.Debt
The following table provides details of the Company’s debt as of July 1, 2022 and July 2, 2021:

(Dollars in millions)	July 1, 2022	July 2, 2021
Unsecured Senior Notes(1)
$750 issued on February 3, 2017 at 4.25% due March 1, 2022 (the “2022 Notes”), interest payable semi-annually on March 1 and September 1 of each year, fully repaid on February 1, 2022.	$—	$220
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	540	541
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	499	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	466	461
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	499
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loan
$600 borrowed on October 14, 2021 at London Interbank Offered Rate (“LIBOR”) plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	600	—
$600 borrowed on October 14, 2021 at LIBOR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	—
$500 borrowed on September 17, 2019 at LIBOR, (the “September 2019 Term Loan”), repayable in quarterly installments of 1.25% of the original principal amount beginning on December 31, 2020, with a final maturity date of September 16, 2025, fully repaid on October 14, 2021.	—	481
	5,677	5,173
Less: unamortized debt issuance costs	(31)	(34)
Debt, net of debt issuance costs	5,646	5,139
Less: current portion of long-term debt	(584)	(245)
Long-term debt, less current portion	$5,062	$4,894
(1) All unsecured senior notes are issued by Seagate HDD Cayman, and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and, pursuant to a supplemental indenture dated as of May 18, 2021, STX.

Unsecured Senior Notes
2022 Notes. On February 1, 2022, the entire outstanding principal amount of $220 million was repaid at par, plus accrued and unpaid interest. During fiscal year 2021, $9 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During fiscal year 2020, $521 million aggregate principal amount of the 2022 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, $250 million and $248 million principal amount of which were repurchased pursuant to cash tender offers for certain senior notes on September 18, 2019 and June 18, 2020, respectively. The Company recorded a loss of $29 million on repurchases during fiscal year 2020, which is included in Other, net in the Company’s Consolidated Statements of Operations.
2023 Notes. During fiscal year 2021, $5 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest. During fiscal year 2020, $395 million aggregate principal amount of the 2023 Notes were repurchased for cash at a premium to their principal amount, plus accrued and unpaid interest, $200 million and $178 million principal amount of which was repurchased pursuant to the cash tender offers on September 18, 2019 and June 18, 2020, respectively. The Company recorded a loss of $1 million and $20 million for fiscal years 2021 and 2020, which is included in Other, net in the Company’s Consolidated Statement of Operations.
2025 Notes. On September 18, 2019, $170 million principal amount of the 2025 Notes was repurchased at a premium pursuant to the cash tender offers. For fiscal year 2020, the Company recorded a loss of $8 million on repurchase, which is included in Other, net in the Company’s Consolidated Statements of Operations. On June 18, 2020, Seagate HDD Cayman completed an exchange offer in which the principal amount of $271 million of the 2025 Notes was exchanged for the principal amount of $297 million of the July 2029 Notes. The exchange was accounted for as a debt modification with no gain or loss recognized.
2027 Notes. On June 18, 2020, Seagate HDD Cayman completed an exchange offer in which the principal amount of $185 million of the 2027 Notes was exchanged for the principal amount of $203 million of the July 2029 Notes. The exchange was accounted for as a debt modification with no gain or loss recognized.
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement on February 20, 2019, which was amended on May 28, 2019, September 16, 2019, January 13, 2021, May 18, 2021 and October 14, 2021 (the “Credit Agreement”).
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
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of July 1, 2022 and expects to be in compliance for the next 12 months. As of July 1, 2022, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility.

Future Principal Payments on Long-term Debt
At July 1, 2022, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2023	$585
2024	560
2025	562
2026	563
2027	565
Thereafter	2,880
Total	$5,715
5.Income Taxes
Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
U.S.	$145	$191	$121
Non-U.S.	1,534	1,157	911
	$1,679	$1,348	$1,032
The provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
Current income tax expense:
U.S.	$4	$—	$—
Non-U.S.	35	38	36
Total Current	39	38	36
Deferred income tax expense/(benefit):
U.S.	3	8	(18)
Non-U.S.	(12)	(12)	10
Total Deferred	(9)	(4)	(8)
Provision for income taxes	$30	$34	$28

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021
Deferred tax assets
Accrued warranty	$34	$31
Inventory carrying value adjustments	43	39
Receivable allowances	20	15
Accrued compensation and benefits	73	66
Depreciation	45	47
Other accruals and deferred items	24	25
Net operating losses	671	698
Tax credit carryforwards	650	628
Other assets	1	2
Gross: Deferred tax assets	1,561	1,551
Less: Valuation allowance	(434)	(429)
Net: Deferred tax assets	1,127	1,122
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(5)	(5)
Acquisition-related Items	(2)	(5)
Other liabilities	(5)	(9)
Net: Deferred tax liabilities	(12)	(19)
Total net deferred tax assets	$1,115	$1,103
At July 1, 2022, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-Irish taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-Irish taxable income.
The deferred tax asset valuation allowance increased by $5 million in fiscal year 2022.
At July 1, 2022, the Company had U.S. and non-U.S. tax net operating loss carryforwards of approximately $4.3 billion and $120 million, respectively, which will expire at various dates beginning in fiscal year 2023, if not utilized. Net operating loss carryforwards of approximately $26 million are scheduled to expire in fiscal year 2023. At July 1, 2022, the Company had U.S. tax credit carryforwards of $743 million which will expire at various dates beginning in fiscal year 2023 if not utilized.
As of July 1, 2022, approximately $190 million and $88 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.

For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
Provision at statutory rate	$420	$337	$258
Permanent differences	5	8	(1)
Valuation allowance	7	(2)	(16)
Earnings taxed at less than statutory rate	(371)	(287)	(193)
Research credit	(26)	(27)	(27)
Other individually immaterial items	(5)	5	7
Provision for income taxes	$30	$34	$28
A substantial portion of the Company's operations in Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through 2033. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company's net income by approximately $290 million in fiscal year 2022 ($1.29 per share, diluted), to increase the Company's net income by approximately $226 million in fiscal year 2021 ($0.92 per share, diluted) and to increase the Company’s net income by approximately $206 million in fiscal year 2020 ($0.78 per share, diluted).
The Company analyzes the potential for deferred tax liabilities with respect to the accumulated earnings of foreign subsidiaries on an annual basis. The analysis focuses on the outside basis differences in the stock of the foreign subsidiaries as well as the withholding tax obligations those subsidiaries may have with respect to any distribution. The undistributed earnings for which taxes are not provided are permanently reinvested or can be repatriated without incremental tax liability.
As of July 1, 2022 and July 2, 2021, the Company had approximately $114 million and $108 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
Balance of unrecognized tax benefits at the beginning of the year	$108	$89	$83
Gross increase for tax positions of prior years	1	7	—
Gross decrease for tax positions of prior years	(1)	(1)	(1)
Gross increase for tax positions of current year	6	15	8
Gross decrease for tax positions of current year	—	—	—
Settlements	—	(1)	(1)
Lapse of statutes of limitation	—	(1)	—
Balance of unrecognized tax benefits at the end of the year	$114	$108	$89
It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. Interest and penalties recorded were not material to any periods presented in the Consolidated Statement of Operations. As of July 1, 2022, accrued interest and penalties related to unrecognized tax benefits did not materially change compared to fiscal year 2021.
During the 12 months beginning July 2, 2022, the Company does not expect a material change to its unrecognized tax benefits as a result of the expiration of certain statutes of limitation.
The Company is required to file U.S. and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. income tax returns for years prior to fiscal year 2018 and prior to fiscal year 2011 for non-U.S. income tax returns.
6.Leases
The Company is a lessee in several operating leases related to real estate facilities for warehouse and office space.

The Company’s lease arrangements comprise operating leases with various expiration dates through 2068. The lease term includes the non-cancelable period of the lease, adjusted for options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021
Operating lease cost	$16	$15
Variable lease cost	4	4
Total lease cost	$20	$19

Operating cash outflows from operating leases	$20	$19

	July 1, 2022	July 2, 2021
Weighted-average remaining lease term	9.3 years	7.2 years
Weighted-average discount rate	6.40%	6.02%
ROU assets and lease liabilities are included on the Company’s Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	July 1, 2022	July 2, 2021
ROU assets	Other assets, net	$94	$97
Current lease liabilities	Accrued expenses	14	15
Non-current lease liabilities	Other non-current liabilities	36	39

At July 1, 2022, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
2023	$14
2024	10
2025	8
2026	6
2027	4
Thereafter	16
Total lease payments	58
Less: imputed interest	(8)
Present value of lease liabilities	$50

7.Restructuring and Exit Costs
During fiscal years 2022, 2021 and 2020, the Company recorded restructuring charges of $3 million, $8 million and $82 million, respectively, comprised primarily of charges related to workforce reduction costs and facilities and other exit costs associated with the restructuring of its workforce. The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.
June 2020 Plan - On June 1, 2020, the Company committed to a restructuring plan (the “June 2020 Plan”) consistent with its long-term strategy to drive operational efficiencies, reduce its cost structure and invest in future opportunities. The June 2020 Plan included reducing its headcount worldwide by approximately 500 employees. The June 2020 Plan was substantially completed during the first quarter of fiscal year 2021.

The following table summarizes the Company’s restructuring activities under all of the Company’s active restructuring plans for fiscal years 2022, 2021 and 2020:

	June 2020 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 28, 2019	$—	$—	$13	$17	$30
Lease adoption adjustment	—	—	—	(11)	(11)
Restructuring charges	56	2	26	2	86
Cash payments	(18)	—	(30)	(5)	(53)
Adjustments	—	—	(4)	—	(4)
Accrual balances at July 3, 2020	38	2	5	3	48
Restructuring charges	—	—	6	8	14
Cash payments	(37)	(1)	(10)	(5)	(53)
Adjustments	—	—	—	(1)	(1)
Accrual balances at July 2, 2021	1	1	1	5	8
Restructuring charges	—	—	2	1	3
Cash payments	(1)	(1)	(3)	(1)	(6)
Adjustments	—	—	—	—	—
Accrual balances at July 1, 2022	$—	$—	$—	$5	$5
Total costs incurred to date as of July 1, 2022	$56	$2	$140	$76	$274
Total expected costs to be incurred as of July 1, 2022	$—	$—	$—	$1	$1
The accrued restructuring balance of $5 million at July 1, 2022 is included in Accrued expenses in the Company’s Consolidated Balance Sheet.
During fiscal year 2021, the Company recognized a gain of $3 million from the sale of a certain property and a gain of $2 million from termination of an operating lease, which are reported in Restructuring and other, net on the Company’s Consolidated Statements of Operations.
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
The Company has entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. As of July 1, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.2 billion, of which $600 million will mature in September 2025 and $600 million will mature in July 2027.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was $51 million and net unrealized loss was $18 million as of July 1, 2022 and as of July 2, 2021, respectively. As of July 1, 2022, the amount of existing net gains related to cash flow hedges recorded in Accumulated other comprehensive income included a net gain of $8 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings.

The Company recognized a net loss of $11 million and $10 million in Cost of revenue and Interest expense, respectively related to the loss of hedge designation on discontinued cash flow hedges during fiscal year 2022. The Company recognized a net gain of $14 million in Cost of revenue and a net loss of $7 million in Interest expense related to the loss of hedge designation on discontinued cash flow hedges during fiscal year 2021. The Company recognized a net loss of $3 million in Other expense, net related to the loss of hedge designation on discontinued cash flow hedges during the fiscal year 2020.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of July 1, 2022 and July 2, 2021. All of the foreign currency forward exchange contracts mature within 12 months.

	As of July 1, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$178	$52
Thai Baht	133	35
Chinese Renminbi	92	24
British Pound Sterling	64	15
	$467	$126

	As of July 2, 2021
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$172	$43
Thai Baht	131	46
Chinese Renminbi	73	21
British Pound Sterling	54	16
	$430	$126

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of July 1, 2022, the notional investments underlying the TRS amounted to $104 million. The contract term of the TRS is through January 2023 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of July 1, 2022 and July 2, 2021:

	As of July 1, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(14)
Interest rate swap	Other current assets	65	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(5)
Total return swap	Other current assets	—	Accrued expenses	(4)
Total derivatives		$65		$(23)

	As of July 2, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(5)
Interest rate swap	Other current assets	—	Accrued expenses	(14)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$4		$(21)

The following tables show the effect of the Company’s derivative instruments on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Operations for the fiscal year ended July 1, 2022:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(9)
Total return swap	Operating expenses	(18)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(22)	Cost of revenue	$(11)	Other, net	$1
Interest rate swap	70	Interest expense	(10)	Interest expense	—

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

	July 1, 2022				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$59	$—	$—	$59	$551	$—	$—	$551
Total cash equivalents	59	—	—	59	551	—	—	551
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	23	23	—	—	18	18
Derivative assets	—	65	—	65	—	4	—	4
Total assets	$60	$66	$23	$149	$552	$5	$18	$575
Liabilities:
Derivative liabilities	$—	$23	$—	$23	$—	$21	$—	$21
Total liabilities	$—	$23	$—	$23	$—	$21	$—	$21

	July 1, 2022				July 2, 2021
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$59	$—	$—	$59	$551	$—	$—	$551
Other current assets	1	66	—	67	1	5	—	6
Other assets, net	—	—	23	23	—	—	18	18
Total assets	$60	$66	$23	$149	$552	$5	$18	$575
Liabilities:
Accrued expenses	$—	$23	$—	$23	$—	$21	$—	$21
Total liabilities	$—	$23	$—	$23	$—	$21	$—	$21
The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 1, 2022, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded a net gain of $8 million and $48 million in fiscal years 2022 and 2021, respectively and a net loss of $2 million in fiscal year 2020. The adjusted carrying value of the investments accounted under the equity method amounted to $61 million and $78 million as of July 1, 2022 and July 2, 2021 respectively.
For the investments that are accounted under the measurement alternative, the Company recorded $4 million of net gains in fiscal year 2022. For the investments that are accounted for under the measurement alternative, Company recorded $51 million of net gains in fiscal year 2021, of which $27 million was unrealized as of July 2, 2021 related to upward adjustments due to observable price changes. For fiscal year 2021, the Company recorded downward adjustment of $12 million to write down the carrying amount of certain investments to their fair value. As of July 1, 2022 and July 2, 2021, the carrying value of the Company’s strategic investments under the measurement alternative was $88 million and $117 million, respectively.
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

	July 1, 2022		July 2, 2021
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.250% Senior Notes due March 2022	$—	$—	$220	$224
4.750% Senior Notes due June 2023	540	538	541	578
4.875% Senior Notes due March 2024	499	494	499	544
4.750% Senior Notes due January 2025	479	471	479	529
4.875% Senior Notes due June 2027	504	483	504	561
4.091% Senior Notes due June 2029	466	427	461	519
3.125% Senior Notes due July 2029	500	396	500	488
4.125% Senior Notes due January 2031	500	410	499	513
3.375% Senior Notes due July 2031	500	393	500	487
5.750% Senior Notes due December 2034	489	433	489	566
LIBOR Based Term Loan A1 due September 2025	600	588	—	—
LIBOR Based Term Loan A2 due July 2027	600	586	—	—
LIBOR Based Term Loan due September 2025	—	—	481	478
	$5,677	$5,219	$5,173	$5,487
Less: debt issuance costs	(31)	—	(34)	—
Debt, net of debt issuance costs	$5,646	$5,219	$5,139	$5,487
Less: current portion of debt, net of debt issuance costs	(584)	(582)	(245)	(249)
Long-term debt, less current portion, net of debt issuance costs	$5,062	$4,637	$4,894	$5,238
10.Shareholders’ Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 209,850,169 shares were outstanding as of July 1, 2022, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 1, 2022.
On May 18, 2021, in connection with a corporate reorganization, a new Irish public limited company, STX, began serving as the publicly traded parent company, and pursuant to a scheme of arrangement under Irish law, each STUC ordinary shareholder received one ordinary share, par value $0.00001, of STX on a one-for-one basis. As of May 18, 2021, there were 227,340,817 ordinary shares of $0.00001 par value per share exchanged in connection with the reorganization.
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
The Company’s Board of Directors increased the authorization for the repurchase of its outstanding ordinary shares by $3.0 billion on October 21, 2020, and $2.0 billion on February 22, 2021. As of July 1, 2022, $2.4 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2022, 2021 and 2020:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through June 28, 2019	374	$11,499
Repurchased in fiscal year 2020(1)	18	887
Cumulative repurchased through July 3, 2020	392	12,386
Repurchased in fiscal year 2021(1)	34	2,081
Cumulative repurchased through July 2, 2021	426	14,467
Repurchased in fiscal year 2022(1)	21	1,857
Cumulative repurchased through July 1, 2022	447	$16,324
___________________________________________________
(1)     For fiscal years 2022, 2021 and 2020, includes net share settlements of $51 million, $33 million and $40 million for 1 million, 1 million and 1 million shares, respectively, in connection with tax withholding related to vesting of restricted share units.
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
Seagate Technology Holdings plc 2022 Equity Incentive Plan (the “2022 EIP”): On October 20, 2021, (the “Approval Date”), shareholders of the Company approved the adoption of the 2022 EIP in replacement of Seagate Technology Holdings plc 2012 Equity Inventive Plan (the “2012 EIP”), which was retired as of the Approval Date. The 2022 EIP provides for the grant of various types of awards including restricted share units (“RSUs”), options, performance-based share units (“PSUs”) and share appreciation rights. The maximum number of shares that may be delivered to the participants under the 2022 EIP shall not exceed (i) 14.1 million ordinary shares, plus (ii) any shares subject to any outstanding share awards granted under the 2012 EIP that, on or after the Approval Date expire, are cancelled or otherwise terminate, in whole or in part, without having been exercised or redeemed in full, or are settled in cash ((i) and (ii) together being the “Share Reserve”). The maximum aggregate number of shares that may be issued pursuant to RSUs or PSUs (collectively, “Full-Value Share Awards”) shall not exceed 12.3 million ordinary shares. Any shares that are subject to the 2022 EIP will be counted against the Share Reserve as one share for every one share granted. As of July 1, 2022, there were 12.0 million ordinary shares available for issuance of Full-Value Share Awards under the 2022 EIP.
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
Seagate Technology Holdings plc Employee Stock Purchase Plan (the “ESPP”). There are 60.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of July 1, 2022, there were approximately 7.5 million ordinary shares available for issuance under the ESPP.

Equity Awards
RSUs generally vest over a period of four years, with cliff vesting of a portion of each award occurring annually, subject to continuous employment with the Company through the vesting date. Options generally vest as follows: 25% of the options will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months. Options granted under the 2022 EIP and 2012 EIP have an exercise price equal to the fair market value of the Company’s ordinary shares on the grant date. Fair market value is defined as the closing price of the Company's ordinary shares on NASDAQ on the grant date.
The Company granted PSUs to its senior executive officers under the 2022 EIP and 2012 EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2022, 2021 and 2020, the Company granted 0.3 million, 0.3 million and 0.3 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). For fiscal year 2022, the PSUs granted to certain executive officers contain two ESG modifiers that will increase or decrease the PSU achievement level based on the Company’s performance against both a social goal of gender diversity and an environmental goal of greenhouse gas reduction. These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.
The Company also granted 0.1 million and 0.1 million PSUs during fiscal years 2021 and 2020, respectively, to certain of its executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (“AEPS”). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the AEPS goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven-year period, any unvested shares will be forfeited.
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

The fair value of the Company’s shares related to options and RSUs granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2022, 2021 and 2020 were estimated using the following assumptions:

	Fiscal Years
	2022	2021	2020
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	38%	37 - 38%	39%
Weighted-average volatility	38%	38%	39%
Expected dividend rate	2.8%	3.2 - 5.2%	4.2%
Weighted-average expected dividend rate	2.8%	4.7%	4.2%
Risk-free interest rate	0.6%	0.2 - 0.7%	1.4%
Weighted-average fair value	$21.02	$10.77	$12.41
RSUs
Expected term (in years)	1 - 2.5	1 - 2.5	1 - 2.5
Expected dividend rate	2.4 - 3.4%	2.5 - 5.4%	3.9 - 5.8%
Weighted-average expected dividend rate	2.8%	4.6%	4.3%
Weighted-average fair value	$82.40	$50.64	$49.49
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	36 - 39%	39 - 44%	32 - 35%
Weighted-average volatility	37%	42%	33%
Expected dividend rate	2.6 - 3.0%	4.0 - 5.8%	4.3 - 5.4%
Weighted-average expected dividend rate	2.8%	5.1%	4.9%
Risk-free interest rate	0.1 - 0.5%	0.1%	1.6 - 2.0%
Weighted-average fair value	$24.38	$13.77	$12.23
PSUs subject to TSR/ROIC conditions
Expected term (in years)	3.0	3.0	3.0
Volatility	39%	38%	37%
Weighted-average volatility	39%	38%	37%
Expected dividend rate	3.1%	5.6%	4.6%
Weighted-average expected dividend rate	3.1%	5.6%	4.6%
Risk-free interest rate	0.4%	0.2%	1.5%
Weighted-average fair value	$86.01	$43.20	$52.39
PSUs subject to an AEPS condition
Expected term (in years)	—	2.5	2.5
Expected dividend rate	—	3.2 - 5.2%	4.2%
Weighted-average expected dividend rate	—	4.9%	4.2%
Weighted-average fair value	—	$45.50	$49.27
Share-Based Compensation Expense
The Company recorded $145 million, $112 million and $109 million of share-based compensation during fiscal years 2022, 2021 and 2020, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards.

Share Option Activity
The Company issues new ordinary shares upon exercise of share options. The following is a summary of option activities:

Options	Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at July 2, 2021	1.6	$44.24	4.0	$69
Granted	0.2	$87.34
Exercised	(0.2)	$45.48
Outstanding at July 1, 2022	1.6	$49.26	3.6	$36
Vested and expected to vest at July 1, 2022	1.6	$49.01	3.5	$36
Exercisable at July 1, 2022	1.1	$41.53	2.8	$31
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at July 1, 2022. During fiscal years 2022, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s share option plans was $11 million, $31 million and $22 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2022, 2021 and 2020 was approximately $4 million, $4 million and $6 million, respectively.
At July 1, 2022, the total compensation cost related to options granted to employees but not yet recognized was approximately $6 million, net of an immaterial amount of estimated forfeitures. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.
Unvested Awards Activity
The following is a summary of unvested award activities which do not contain a performance condition:

Unvested Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at July 2, 2021	5.9	$47.81
Granted	1.4	$82.40
Forfeited	(0.3)	$56.51
Vested	(2.2)	$44.45
Unvested at July 1, 2022	4.8	$58.86
At July 1, 2022, the total compensation cost related to unvested awards granted to employees but not yet recognized was approximately $199 million, net of estimated forfeitures of approximately $16 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of unvested awards vested during fiscal years 2022, 2021 and 2020 were approximately $96 million, $75 million and $71 million, respectively.

Performance Awards
The following is a summary of unvested award activities which contain a performance condition:

Performance Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Performance units at July 2, 2021	1.0	$46.56
Granted	0.3	$89.69
Forfeited	(0.3)	$47.35
Vested	(0.1)	$41.71
Performance units at July 1, 2022	0.9	$59.72
At July 1, 2022, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $30 million, net of estimated forfeitures of approximately $4 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.3 years. The aggregate fair value of performance awards vested during fiscal years 2022, 2021 and 2020 were approximately $4 million, $8 million and $12 million, respectively.
ESPP
During fiscal years 2022, 2021 and 2020, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $29 million, $27 million and $19 million, respectively. At July 1, 2022, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2022, the Company issued 0.9 million ordinary shares with a weighted-average exercise price of $64.85 per share.
Tax-Deferred Savings Plan
The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "401(k) plan"), for the benefit of qualified employees. The 401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $6,000 per participating employee. During fiscal years 2022, 2021 and 2020, the Company made matching contributions of $15 million, $15 million and $15 million, respectively.
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. As of July 1, 2022, the Company’s reserve for product warranty was $148 million compared to $136 million as of July 2, 2021. The increase of $12 million was primarily driven by an increase in the Company’s warranty return rate as compared to prior year and higher cost of repair, partially offset by continued decline in total number of units under warranty.
Changes in the Company’s product warranty liability during the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020 were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
Balance, beginning of period	$136	$151	$195
Warranties issued	79	76	86
Repairs and replacements	(88)	(81)	(85)
Changes in liability for pre-existing warranties, including expirations	21	(10)	(45)
Balance, end of period	$148	$136	$151

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

	Fiscal Years Ended
(In millions, except per share data)	July 1, 2022	July 2, 2021	July 3, 2020
Numerator:
Net income	$1,649	$1,314	$1,004
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	220	242	262
Weighted-average effect of dilutive securities:
Employee equity award plans	4	3	3
Total shares for purposes of calculating diluted net income per share	224	245	265
Net income per share
Basic	$7.50	$5.43	$3.83
Diluted	7.36	5.36	3.79
The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020.
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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods”. The complaint seeks damages as well as additional relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial began on April 4, 2022. On April 14, 2022, the jury returned a verdict of non-infringement for Seagate finding that Seagate had not infringed any of the asserted claims. The district court entered judgement in favor of Seagate on April 19, 2022. The parties filed post-trial motions with the district court in May 2022.
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
15.Commitments
Unconditional Long-Term Purchase Obligations. As of July 1, 2022, the Company had unconditional long-term purchase obligations of approximately $3.0 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $657 million, $589 million, $660 million, $745 million and $393 million for fiscal years 2024, 2025, 2026, 2027 and thereafter, respectively.

Unconditional Long-Term Capital Expenditures. As of July 1, 2022, the Company had unconditional long-term commitment of approximately $140 million, primarily related to purchases of equipment. The Company expects the capital expenditures to total $132 million, $5 million and $3 million for fiscal years 2024, 2025 and 2026, respectively.
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
In fiscal years 2022 and 2021, one customer accounted for approximately 10% and 11% of consolidated revenue, respectively. In fiscal year 2020, no customer accounted for more than 10% of consolidated revenue.
The following table summarizes the Company’s operations by country:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
Revenue from external customers (1):
Singapore	$5,322	$5,180	$5,032
United States	4,694	3,656	3,583
The Netherlands	1,627	1,825	1,572
Other	18	20	322
Consolidated	$11,661	$10,681	$10,509
Long-lived assets:
Thailand	$679	$682	$681
United States	670	612	567
Singapore	557	570	601
Other	426	411	376
Consolidated	$2,332	$2,275	$2,225
___________________________________
(1) Revenue is attributed to countries based on the bill from location.

17.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	July 3, 2020
Revenues by Channel
OEMs	$8,742	$7,403	$7,504
Distributors	1,676	1,854	1,738
Retailers	1,243	1,424	1,267
Total	$11,661	$10,681	$10,509
Revenues by Geography(1)
Asia Pacific	$5,340	$5,198	$5,060
Americas	4,694	3,656	3,583
EMEA	1,627	1,827	1,866
Total	$11,661	$10,681	$10,509
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
18.Subsequent Events
Dividend Declared
On July 21, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on October 5, 2022 to shareholders of record as of the close of business on September 21, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seagate Technology Holdings public limited company (the Company) as of July 1, 2022 and July 2, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended July 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 1, 2022 and July 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 1, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 5, 2022 expressed an unqualified opinion thereon.

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

Realizability of deferred income taxes

Description of the Matter
At July 1, 2022, the Company had gross deferred tax assets of $1,561 million, partially offset by a valuation allowance of $434 million. As discussed in Note 5 to the consolidated financial statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

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
August 5, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on Internal Control Over Financial Reporting
We have audited Seagate Technology Holdings public limited company’s internal control over financial reporting as of July 1, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology Holdings public limited company (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 1, 2022 and July 2, 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended July 1, 2022 and the related notes and our report dated August 5, 2022 expressed an unqualified opinion thereon.

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
August 5, 2022

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 1, 2022.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 1, 2022. The effectiveness of our internal control over financial reporting as of July 1, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2022. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology plc and the Scheme Shareholders	DEF M14A	001-31560	Annex A	3/3/2021
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
4.1	Description of Securities	10-K	001-31560	4.1	8/6/2021
4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.2	8/6/2021
4.3	Indenture for the 2023 Notes dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/22/2013
4.3(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2023 Notes dated May 22, 2013, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, and U.S. Bank National Association, as trustee	8-K12B	001-31560	10.3	5/19/2021
4.4	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.1	5/22/2013
4.5	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
4.6	Indenture for the 2025 Notes dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/28/2014
4.6(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2025 Notes dated May 28, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.4	5/19/2021
4.7	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014
4.8	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
4.9	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2034 Notes dated December 2, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.5	5/19/2021
4.10	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.1	12/2/2014
4.11	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.12	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	2/3/2017
4.12(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2022 Notes dated February 3, 2017, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman	8-K12B	001-31560	10.7	5/19/2021
4.13	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.1	2/3/2017
4.14	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.5	2/3/2017
4.15	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.3	2/3/2017
4.15(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2024 Notes dated February 3, 2017, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.6	5/19/2021
4.16	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.3	2/3/2017
4.17	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	2/3/2017
4.18	Indenture for the 2027 Notes dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2015
4.18(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2027 Notes dated May 14, 2015, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.8	5/19/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.19	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	5/14/2015
4.20	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015
4.21	Indenture for the January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/11/2020
4.21(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the January 2031 Notes dated June 10, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.9	5/19/2021
4.22	Form of 4.125% Senior Note due January 2031	8-K	001-31560	4.1	6/11/2020
4.23	Registration Rights Agreement for January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/11/2020
4.24	Indenture for the June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.24(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the June 2029 Notes dated June 18, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.10	5/19/2021
4.25	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.1	6/18/2020
4.26	Registration Rights Agreement for June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
4.27	Indenture for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	12/9/2020
4.27(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2029 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.12	5/19/2021
4.28	Form of 3.125% Senior Note due July 2029	8-K	001-31560	4.1	12/9/2020
4.29	Registration Rights Agreement for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.30	Indenture for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.4	12/9/2020
4.30(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2031 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.11	5/19/2021
4.31	Form of 3.375% Senior Note due 2031	8-K	001-31560	4.4	12/9/2020
4.32	Registration Rights Agreement for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	12/9/2020
10.1+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.4	10/27/2017
10.2+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.4	1/26/2017
10.3+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.3	1/26/2017
10.4+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.2	1/26/2017
10.5+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017
10.6+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.1	10/18/2017
10.7+	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology Public Limited Company by Deed Poll on October 21, 2015, and assumed by Seagate Technology Holdings Public Limited Company by Deed Poll on May 18, 2021	10-Q	001-31560	10.1	1/29/2016
10.8+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.8(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.8(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.8(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019
10.8(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.8(e)+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.2	1/28/2021
10.9+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.9(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.9(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.9(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.9(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.9(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan	10-K	001-31560	10.17(f)	8/7/2020
10.9(g)+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/28/2021
10.10+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	4/30/2012
10.10(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	2/4/2019
10.10(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-K	001-31560	10.18(b)	8/7/2020
10.11+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.11(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5	2/4/2019
10.11(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan	10-K	001-31560	10.19(b)+	8/7/2020
10.12+	Seagate Technology plc Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.1	11/4/2013
10.13+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 22, 2020	10-K	001-31560	10.13	8/6/2021
10.14	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.15	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.16	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017
10.17+	Offer Letter, dated December 3, 2018 by and between Seagate U.S. LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019
10.18+	Retention Letter, dated February 3, 2022 by and between Seagate and Gianluca Romano	10-Q	001-31560	10.1	4/28/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Credit Agreement, dated as of February 20, 2019, by and among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, Bank of America, N.A., BNP Paribas Securities Corp. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	10-Q	001-31560	10.1	4/30/2019
10.20	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.2	4/30/2019
10.20(a)	First Amendment, dated as of January 13, 2021 to the U.S. Guarantee Agreement dated as of February 20, 2019	10-Q	001-31560	10.5	1/28/2021
10.21	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the subsidiaries party thereto, as Guarantors, party thereto, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.3	4/30/2019
10.22	First Amendment, dated as of May 28, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.1	11/1/2019
10.22(a)	Second Amendment and Joinder Agreement, dated as of September 16, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.2	11/1/2019
10.22(b)	Third Amendment, dated as of January 13, 2021, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.4	1/28/2021
10.22(c)	Fourth Amendment, dated as of May 18, 2021, to the Credit Agreement as of February 19, 2019	8-K	001-31560	10.1	5/19/2021
10.22(d)	Fifth Amendment, dated as of October 14, 2021 to the Credit Agreement as of February 20, 2019	10-Q	001-31560	10.6	10/28/2021
10.23	Joinder and Assumption Agreement, dated as of May 18, 2021, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, the guarantors party thereto, and The Bank of Nova Scotia, as administrative agent for the lenders	8-K12B	001-31560	10.2	5/19/2021
10.24+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan amended and restated as of October 29, 2019	8-K	001-31560	10.1	11/4/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25+	Revised Form of Executive Performance Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.35	8/7/2020
10.26+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.36	8/7/2020
10.27+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.37	8/7/2020
10.28+	Revised Form of Outside Directors Restricted Share Unit agreement for Seagate Technology plc pursuant to pursuant to the 2012 Equity Incentive Plan (for awards granted after August 2020)	10-K	001-31560	10.38	8/7/2020
10.29+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after April 2021)	10-Q	001-31560	10.3	4/29/2021
10.30+	Amended and Restated Seagate Technology Holdings plc 2012 Equity Incentive Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.18	5/19/2021
10.31+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.14	5/19/2021
10.32+	Revised Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after May 18, 2021)	8-K12B	001-31560	10.15	5/19/2021
10.33+	Revised Form of Employee Stock Option Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.16	5/19/2021
10.34+	Revised Form of Executive Performance Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) for awards granted after May 18, 2021)	8-K12B	001-31560	10.17	5/19/2021
10.35+	Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.20	5/19/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	Deed Poll of Assumption by Seagate Technology Holdings plc, dated May 18, 2021	8-K12B	001-31560	10.13	5/19/2021
10.37+	Seagate Technology Holdings plc Amended and Restated Executive Officer Performance Bonus Plan (as amended and restated effective May 18, 2021)	8-K12B	001-31560	10.19	5/19/2021
10.38+	Seventh Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.37	8/6/2021
10.39+	Seagate Technology Holdings plc Executive Bonus Plan	10-Q	001-31560	10.2	4/28/2022
10.40+	Eighth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-Q	001-31560	10.3	4/28/2022
10.41+	Seagate Technology Holdings plc 2022 Equity Incentive Plan	S-8	001-31560	10.1	10/20/2021
10.42+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	S-8	001-31560	10.2	10/20/2021
10.43+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	S-8	001-31560	10.5	10/20/2021
10.44+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	S-8	001-31560	10.4	10/20/2021
10.45+	Amended Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 5, 2022	(Dr. William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and Katherine E. Schuelke, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2022 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2022
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2022
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Chairperson of the Board	August 5, 2022
(Michael R. Cannon)
/s/ YOLANDA L. CONYERS	Director	August 5, 2022
(Yolanda L. Conyers)
/s/ MARK W. ADAMS	Director	August 5, 2022
(Mark W. Adams)
/s/ SHANKAR ARUMUGAVELU	Director	August 5, 2022
(Shankar Arumugavelu)
/s/ PRAT BHATT	Director	August 5, 2022
(Prat Bhatt)
/s/ JUDY BRUNER	Director	August 5, 2022
(Judy Bruner)
/s/ JAY L. GELDMACHER	Director	August 5, 2022
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 5, 2022
(Dylan Haggart)
/s/ STEPHANIE TILENIUS	Director	August 5, 2022
(Stephanie Tilenius)
/s/ EDWARD J. ZANDER	Director	August 5, 2022
(Edward J. Zander)