Form 10-Q
period 2022-09-30
Seagate Technology Holdings plc
filed 2022-10-27
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2022, 206,454,363 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2022	July 1, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$761	$615
Accounts receivable, net	1,098	1,532
Inventories	1,606	1,565
Other current assets	275	321
Total current assets	3,740	4,033
Property, equipment and leasehold improvements, net	2,196	2,239
Goodwill	1,237	1,237
Other intangible assets, net	5	9
Deferred income taxes	1,137	1,132
Other assets, net	296	294
Total Assets	$8,611	$8,944
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,712	$2,058
Accrued employee compensation	106	252
Accrued warranty	66	65
Current portion of long-term debt	636	584
Accrued expenses	618	596
Total current liabilities	3,138	3,555
Long-term accrued warranty	83	83
Other non-current liabilities	128	135
Long-term debt, less current portion	5,613	5,062
Total Liabilities	8,962	8,835
Commitments and contingencies (See Notes 10 and 12)
Shareholders’ (Deficit) Equity:
Ordinary shares and additional paid-in capital	7,248	7,190
Accumulated other comprehensive income	73	36
Accumulated deficit	(7,672)	(7,117)
Total Shareholders’ (Deficit) Equity	(351)	109
Total Liabilities and Shareholders’ (Deficit) Equity	$8,611	$8,944

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	September 30, 2022	October 1, 2021
Revenue	$2,035	$3,115

Cost of revenue	1,553	2,159
Product development	234	233
Marketing and administrative	129	133
Amortization of intangibles	3	3
Restructuring and other, net	9	1
Total operating expenses	1,928	2,529

Income from operations	107	586

Interest income	1	—
Interest expense	(71)	(59)
Other, net	(10)	6
Other expense, net	(80)	(53)

Income before income taxes	27	533
(Benefit from) provision for income taxes	(2)	7
Net income	$29	$526

Net income per share:
Basic	$0.14	$2.33
Diluted	$0.14	$2.28
Number of shares used in per share calculations:
Basic	208	226
Diluted	210	231

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended
	September 30, 2022	October 1, 2021
Net income	$29	$526
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	32	(9)
Losses reclassified into earnings	5	3
Net change	37	(6)
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	1	1
Losses reclassified into earnings	—	1
Net change	1	2
Foreign currency translation adjustments	(1)	—
Total other comprehensive income (loss), net of tax	37	(4)
Comprehensive income	$66	$522

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	September 30, 2022	October 1, 2021
OPERATING ACTIVITIES
Net income	$29	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135	104
Share-based compensation	29	34
Deferred income taxes	(5)	(4)
Other non-cash operating activities, net	13	2
Changes in operating assets and liabilities:
Accounts receivable, net	434	(143)
Inventories	(41)	16
Accounts payable	(300)	28
Accrued employee compensation	(146)	(92)
Accrued expenses, income taxes and warranty	4	11
Other assets and liabilities	93	14
Net cash provided by operating activities	245	496
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(133)	(117)
Proceeds from the sale of assets	1	—
Purchases of investments	(1)	(18)
Proceeds from sale of investments	—	15
Net cash used in investing activities	(133)	(120)
FINANCING ACTIVITIES
Redemption and repurchase of debt	—	(6)
Dividends to shareholders	(147)	(153)
Repurchases of ordinary shares	(408)	(425)
Taxes paid related to net share settlement of equity awards	(39)	(43)
Proceeds from issuance of long-term debt	600	—
Proceeds from issuance of ordinary shares under employee stock plans	29	33
Other financing activities, net	(1)	—
Net cash provided by (used in) financing activities	34	(594)
Increase (decrease) in cash, cash equivalents and restricted cash	146	(218)
Cash, cash equivalents and restricted cash at the beginning of the period	617	1,211
Cash, cash equivalents and restricted cash at the end of the period	$763	$993

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For the Three Months Ended September 30, 2022 and October 1, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net income					29	29
Other comprehensive income				37		37
Issuance of ordinary shares under employee share plans	2		29			29
Repurchases of ordinary shares	(5)				(400)	(400)
Tax withholding related to vesting of restricted share units	(1)				(39)	(39)
Dividends to shareholders ($0.70 per ordinary share)					(145)	(145)
Share-based compensation			29			29
Balance at September 30, 2022	206	$—	$7,248	$73	$(7,672)	$(351)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income					526	526
Other comprehensive loss				(4)		(4)
Issuance of ordinary shares under employee share plans	3		33			33
Repurchases of ordinary shares	(5)				(425)	(425)
Tax withholding related to vesting of restricted share units	—				(43)	(43)
Dividends to shareholders ($0.67 per ordinary share)					(151)	(151)
Share-based compensation			34			34
Balance at October 1, 2021	225	$—	$7,044	$(45)	$(6,398)	$601

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and infrastructure solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”), solid state hybrid drives (“SSHDs”), storage subsystems, as well as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
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
The Company’s HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage involves well-established use cases—such as hyperscale data centers and public clouds as well as emerging use cases. Legacy markets include markets the Company continues to sell to but that it does not plan to invest in significantly. The Company’s HDD and SSD product portfolio includes Serial Advanced Technology Attachment, Serial Attached SCSI and Non-Volatile Memory Express based designs to support a wide variety of mass capacity and legacy applications.
The Company’s systems portfolio includes storage subsystems for enterprises, cloud service providers, scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include the Company’s enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within existing environments or create new ecosystems from the ground up in a secure, cost-effective manner.
The Company’s Lyve portfolio provides a simple, cost-efficient and secure way to manage massive volumes of data across the distributed enterprise. The Lyve platform includes a shuttle solution that enables enterprises to transfer massive amounts of data from endpoints to the core cloud, a storage-as-a-service cloud offering that provides frictionless mass capacity storage at the metro edge.
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
The Company’s consolidated financial statements for the fiscal year ended July 1, 2022 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 5, 2022. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 1, 2022, and the notes thereto, are adequate to make the information presented not misleading. The results of operations and the cash flows for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 30, 2023.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three months ended September 30, 2022 and October 1, 2021 consisted of 13 weeks. Fiscal years 2023 and 2022 both comprise of 52 weeks and end on June 30, 2023 and July 1, 2022, respectively. The fiscal quarters ended September 30, 2022, July 1, 2022 and October 1, 2021, are also referred to herein as the “September 2022 quarter”, the “June 2022 quarter” and the “September 2021 quarter”, respectively.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2022, as filed with the SEC on August 5, 2022.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 (ASC Topic 848), Reference Rate Reform. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted the guidance in the quarter ended September 30, 2022 on a prospective basis and is transitioning from an interest rate based on London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10 (ASC Topic 832), Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the type of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The Company adopted the guidance in the quarter ended September 30, 2022.
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a rollforward of the related obligations. The Company is required to adopt this guidance in the first quarter of fiscal year 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements.
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

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of September 30, 2022 and July 1, 2022:

	September 30, 2022			July 1, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$159	$—	$159	$60	$—	$60
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	16	—	16	23	—	23
Total	$176	$—	$176	$84	$—	$84

Included in Cash and cash equivalents			$158			$59
Included in Other current assets			2			2
Included in Other assets, net			16			23
Total			$176			$84
As of September 30, 2022 and July 1, 2022, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of September 30, 2022 and July 1, 2022, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of September 30, 2022.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of September 30, 2022, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$160	$160
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	1	1
Total	$176	$176
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	September 30, 2022	July 1, 2022	October 1, 2021	July 2, 2021
Cash and cash equivalents	$761	$615	$991	$1,209
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$763	$617	$993	$1,211

Accounts receivable, net
In connection with an existing factoring agreement, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount. During the three months ended September 30, 2022, the Company sold trade receivables without recourse for cash proceeds of $200 million. As of September 30, 2022, the total amount that remained subject to servicing by the Company was $237 million. The discounts on receivables sold were not material for the three months ended September 30, 2022. During the three months ended October 1, 2021, the Company did not sell any trade receivables to a third party.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	September 30, 2022	July 1, 2022
Raw materials and components	$648	$601
Work-in-process	402	414
Finished goods	556	550
Total inventories	$1,606	$1,565
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	September 30, 2022	July 1, 2022
Property, equipment and leasehold improvements	$10,699	$10,659
Accumulated depreciation and amortization	(8,503)	(8,420)
Property, equipment and leasehold improvements, net	$2,196	$2,239
Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	September 30, 2022	July 1, 2022
Dividends payable	$145	$147
Other accrued expenses	473	449
Total	$618	$596

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	32	1	—	33
Amounts reclassified from AOCI	5	—	(1)	4
Other comprehensive income	37	1	(1)	37
Balance at September 30, 2022	$88	$(13)	$(2)	$73

Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive (loss) income before reclassifications	(9)	1	—	(8)
Amounts reclassified from AOCI	3	1	—	4
Other comprehensive loss	(6)	2	—	(4)
Balance at October 1, 2021	$(24)	$(20)	$(1)	$(45)

3.Debt
The following table provides details of the Company’s debt as of September 30, 2022 and July 1, 2022:

(Dollars in millions)	September 30, 2022	July 1, 2022
Unsecured Senior Notes(1)
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	$540	$540
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	499	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	468	466
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	600	600
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	600
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	—
	6,279	5,677
Less: unamortized debt issuance costs	(30)	(31)
Debt, net of debt issuance costs	6,249	5,646
Less: current portion of long-term debt	(636)	(584)
Long-term debt, less current portion	$5,613	$5,062
__________________________________
(1) All unsecured senior notes are issued by Seagate HDD Cayman, and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and, pursuant to a supplemental indenture dated as of May 18, 2021, STX.
Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, has a credit agreement, which was most recently amended on August 18, 2022 (the “Credit Agreement”).
Prior to the August 18, 2022 amendment, the Credit Agreement provided a term loan facility in an aggregate principal amount of $1.2 billion that was extended in two tranches of $600 million each for Term Loans A1 and A2 and a $1.75 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). Term Loans A1 and A2 were drawn in full on October 14, 2021.

On August 18, 2022, Seagate Technology Holdings plc and Seagate HDD Cayman (the “Borrower”) entered into an amendment to the Credit Agreement (the “Sixth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $600 million (“Term Loan A3”). Term Loan A3 was borrowed in full at the closing of the Sixth Amendment. Term Loan A3 bears interest at a rate of SOFR plus a variable margin of 1.25% to 2.5%, in each case with such margin being determined based on the corporate credit rating of the Borrower or one of its parent entities. Term Loan A3 is repayable in quarterly installments beginning on December 31, 2022 and is scheduled to mature on July 30, 2027.
The Sixth Amendment to the Credit Agreement also replaced the LIBOR interest rates plus variable margin for the Term Loans A1 and A2 with the SOFR interest rates plus a variable margin that will be determined based on the corporate credit rating of the Borrower or one of its parent entities. The Sixth Amendment also permits the Borrower to increase the revolving loan commitments or obtain new term loans of up to $100 million in aggregate, subject to the satisfaction of certain terms and conditions.
STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loans A1, A2 and A3 (the “Term Loans”).
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of September 30, 2022. As of September 30, 2022, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility.
Future Principal Payments on Long-term Debt
At September 30, 2022, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$608
2024	614
2025	627
2026	629
2027	649
Thereafter	3,188
Total	$6,315

4.Income Taxes
The Company recorded an income tax benefit of $2 million for the three months ended September 30, 2022. The income tax benefit included approximately $7 million of net discrete tax benefit, primarily associated with the excess tax benefits related to share-based compensation expense.
During the three months ended September 30, 2022, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $115 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning October 1, 2022.
The Company’s income tax provision of $7 million for the three months ended October 1, 2021 included approximately $10 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
The Company’s income tax provision recorded for the three months ended September 30, 2022 and October 1, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Exit Costs
The Company recorded restructuring charges of $9 million and $1 million, for the three months ended September 30, 2022 and October 1, 2021 respectively. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
The following tables summarize the Company’s restructuring activities under the Company’s active restructuring plans:

(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 1, 2022	$—	$5	$5
Restructuring charges	9	—	9
Cash payments	(3)	(1)	(4)
Accrual balances at September 30, 2022	$6	$4	$10
Total costs incurred inception to date as of September 30, 2022	$72	$24	$96
Total expected charges to be incurred as of September 30, 2022	$—	$1	$1
On October 24, 2022, the Company’s Board of Directors approved and committed to an October 2022 restructuring plan (the “October 2022 Plan”) to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. The October 2022 Plan includes reducing its worldwide headcount by approximately 3,000 employees, or 8% of the global workforce, along with other cost saving measures.
The October 2022 Plan, which the Company expects to be substantially completed by the end of the fiscal second quarter 2023, is expected to result in total pre-tax charges between $60 million and $70 million. These charges are expected to be primarily cash-based and consist of employee severance and other one-time termination benefits.
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

The Company enters into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designates the interest rate swaps as cash flow hedges. On September 26, 2022, the Company terminated its then existing interest rate swap agreements related to Term Loans A1 and A2 and received cash proceeds of $110 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows. The Company discontinued the related hedge accounting prospectively and as a result the realized gain of $110 million continues to be reported in AOCI and is amortized to Interest expense in the Condensed Consolidated Statement of Operations over the remaining period of the Term Loans A1 and A2.
During the quarter ended September 30, 2022, the Company entered into new interest rate swap agreements with a notional amount of $1.6 billion, to convert the variable interest rate on certain principal amounts of the Term Loans drawn under its Credit Agreement, of which $600 million will mature in September 2025 and $1.0 billion will mature in July 2027.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $23 million and net unrealized gain was $51 million as of September 30, 2022 and as of July 1, 2022, respectively. As of September 30, 2022, the amount of existing net gains related to cash flow hedges recorded in AOCI included a net loss of $3 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $7 million and gain of $2 million in Cost of revenue and Interest expense, respectively, related to the gain and loss of hedge designation on discontinued cash flow hedges during the three months ended September 30, 2022. The Company recognized a net loss of $2 million and $1 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 1, 2021.
Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on forecasted expenditures denominated in currencies other than the U.S. dollar. The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities. The Company recognizes gains and losses on these contracts, as well as the related costs in Other, net on its Condensed Consolidated Statements of Operations.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 30, 2022 and July 1, 2022. All of the foreign currency forward exchange contracts mature within 12 months.

	As of September 30, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$171	$72
Thai Baht	132	47
Chinese Renminbi	89	30
British Pound Sterling	61	24
Total	$453	$173

	As of July 1, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$178	$52
Thai Baht	133	35
Chinese Renminbi	92	24
British Pound Sterling	64	15
Total	$467	$126
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of September 30, 2022, the notional investments underlying the TRS amounted to $98 million and the contract term is through January 2023, settled on a monthly basis, limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2022 and July 1, 2022:

	As of September 30, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(29)
Interest rate swap	Other current assets	9	Accrued expenses	(3)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(11)
Total return swap	Other current assets	—	Accrued expenses	(11)
Total derivatives		$9		$(54)

	As of July 1, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(14)
Interest rate swap	Other current assets	65	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(5)
Total return swap	Other current assets	—	Accrued expenses	(4)
Total derivatives		$65		$(23)
The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended September 30, 2022:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(10)
Total return swap	Operating expenses	(8)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(20)	Cost of revenue	$(7)	Other, net	$(1)
Interest rate swap	52	Interest expense	2	Interest expense	—
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

	September 30, 2022				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$158	$—	$—	$158	$59	$—	$—	$59
Total cash equivalents	158	—	—	158	59	—	—	59
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	16	16	—	—	23	23
Derivative assets	—	9	—	9	—	65	—	65
Total assets	$159	$10	$16	$185	$60	$66	$23	$149
Liabilities:
Derivative liabilities	$—	$54	$—	$54	$—	$23	$—	$23
Total liabilities	$—	$54	$—	$54	$—	$23	$—	$23

	September 30, 2022				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$158	$—	$—	$158	$59	$—	$—	$59
Other current assets	1	10	—	11	1	66	—	67
Other assets, net	—	—	16	16	—	—	23	23
Total assets	$159	$10	$16	$185	$60	$66	$23	$149
Liabilities:
Accrued expenses	$—	$54	$—	$54	$—	$23	$—	$23
Total liabilities	$—	$54	$—	$54	$—	$23	$—	$23

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 30, 2022, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded a net loss of $3 million and gain of $3 million for the three months ended September 30, 2022 and October 1, 2021, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $58 million and $61 million as of September 30, 2022 and July 1, 2022, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded $3 million of net gains, which remains unrealized, for the three months ended September 30, 2022, related to upward adjustments due to observable price changes. The Company recorded a net gain of $6 million for the three months ended October 1, 2021, of which $5 million is unrealized as of October 1, 2021, related to upward adjustments due to observable price changes. As of September 30, 2022 and July 1, 2022, the carrying value of the Company’s strategic investments under the measurement alternative was $99 million and $88 million, respectively.
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

	September 30, 2022		July 1, 2022
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.750% Senior Notes due June 2023	$540	$537	$540	$538
4.875% Senior Notes due March 2024	499	489	499	494
4.750% Senior Notes due January 2025	479	457	479	471
4.875% Senior Notes due June 2027	504	457	504	483
4.091% Senior Notes due June 2029	468	396	466	427
3.125% Senior Notes due July 2029	500	368	500	396
4.125% Senior Notes due January 2031	500	375	500	410
3.375% Senior Notes due July 2031	500	350	500	393
5.750% Senior Notes due December 2034	489	386	489	433
SOFR Based Term Loan A1 due September 2025 (1)	600	589	600	588
SOFR Based Term Loan A2 due July 2027 (1)	600	581	600	586
SOFR Based Term Loan A3 due July 2027	600	584	—	—
	$6,279	$5,569	$5,677	$5,219
Less: unamortized debt issuance costs	(30)	—	(31)	—
Debt, net of debt issuance costs	$6,249	$5,569	$5,646	$5,219
Less: current portion of debt, net of debt issuance costs	(636)	(630)	(584)	(582)
Long-term debt, less current portion, net of debt issuance costs	$5,613	$4,939	$5,062	$4,637
_________________________________
(1) On August 18, 2022, the Sixth Amendment to the Credit Agreement replaced the LIBOR interest rates plus variable margin of Term Loans A1 and A2 with the SOFR interest rates plus a variable margin. Refer to “Note 3. Debt” for more details.

8.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 206,434,139 shares were outstanding as of September 30, 2022, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 30, 2022.
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
As of September 30, 2022, $1.9 billion remained available for repurchase under the existing repurchase authorization limit.
The following table sets forth information with respect to repurchases of the Company’s ordinary shares during the three months ended September 30, 2022:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares (1)	5	$400
Tax withholding related to vesting of equity awards	1	39
Total	6	$439
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
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	October 1, 2021
Revenues by Channel
OEMs	$1,545	$2,288
Distributors	299	507
Retailers	191	320
Total	$2,035	$3,115
Revenues by Geography (1)
Asia Pacific	$801	$1,583
Americas	936	1,079
EMEA	298	453
Total	$2,035	$3,115
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 30, 2022 and October 1, 2021 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	October 1, 2021
Balance, beginning of period	$148	$136
Warranties issued	13	21
Repairs and replacements	(24)	(23)
Changes in liability for pre-existing warranties, including expirations	12	6
Balance, end of period	$149	$140

11.Earnings Per Share
Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and performance-based share units and shares to be purchased under the Employee Stock Purchase Plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	September 30, 2022	October 1, 2021
Numerator:
Net income	$29	$526
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	208	226
Weighted-average effect of dilutive securities:
Employee equity award plans	2	5
Total shares for purposes of calculating diluted net income per share	210	231
Net income per share:
Basic	$0.14	$2.33
Diluted	$0.14	$2.28
The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share were not material for the three months ended September 30, 2022 and October 1, 2021.

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
Litigation
Lambeth Magnetic Structures LLC, v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods”. The complaint seeks damages as well as additional relief. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend this case. The court issued its claim construction ruling on October 18, 2017. The trial began on April 4, 2022. On April 14, 2022, the jury returned a verdict of non-infringement for Seagate finding that Seagate had not infringed any of the asserted claims. The district court entered judgement in favor of Seagate on April 19, 2022. The parties filed post-trial motions with the district court in May 2022. The court has not yet set a hearing date for these motions.
Seagate Technology LLC, et al. v. Headway Technologies, Inc, et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the United States District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendants misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, as well as additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 1, 2022, the Seagate Entities and TDK filed a Stipulation for Dismissal with Prejudice to dismiss with prejudice all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment Regarding Foreign Commerce and on October 14, 2022, Seagate Entities’ filed its corresponding opposition. A trial date has not been set.
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
The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the U.S., Canada, Mexico, Taiwan, China, Japan and others. The EU REACH Directive (Registration, Evaluation, Authorization and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.
Other Matters
On August 29, 2022, the Company received a proposed charging letter (“PCL”) from the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”), alleging violations of the U.S. Export Administration Regulations (“EAR”). The PCL alleges the Company acted in violation of the EAR by providing its HDDs to a customer and its affiliates listed on the BIS Entity List between August 2020 and September 2021. The Company believes these allegations are without merit and will defend itself vigorously. The Company has responded to the PCL, setting forth its position that it did not engage in prohibited conduct as alleged by BIS, because, among other reasons, Seagate’s HDDs are not subject to the EAR.
The matters raised by the PCL remain unresolved at this time, and there can be no assurance as to the timing or terms of any final outcome. The Company is unable at this time to estimate the range of loss and/or penalty, if any, although it is possible that the outcome could have a material impact on its business, results of operations, financial condition, and cash flows. The Company believes that it has complied with all relevant export control laws and regulations. The Company has committed to compliance through its global team of international trade compliance and legal professionals and by maintaining robust trade controls, compliance policies and procedures. The Company has been cooperating with BIS and intends to continue to engage with BIS to seek a resolution of this matter.
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
13.Subsequent Events
Dividend Declared
On October 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on January 5, 2023 to shareholders of record as of the close of business on December 21, 2022.
Restructuring Plan
On October 24, 2022, the Company’s Board of Directors approved and committed to a plan to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. See “Note 5. Restructuring and Exit Costs” for more information.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended September 30, 2022, July 1, 2022 and October 1, 2021, referred to herein as the “September 2022 quarter,” the “June 2022 quarter,” and the “September 2021 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2022 quarter, June 2022 quarter and the September 2021 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about our plans, strategies and prospects; market demand for our products; shifts in technology; estimates of industry growth; effects of the economic conditions worldwide resulting from the COVID-19 pandemic; expectations regarding the outcome of the U.S. Commerce Department’s Bureau of Industry and Security’s inquiry and proposed charging letter; our ability to effectively manage our cash liquidity position and debt obligations and comply with the covenants in our credit facilities; our restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; our expectations regarding capital expenditures; and projected cost savings for the fiscal year ending June 30, 2023. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:
•the uncertainty in the global economy including higher inflationary pressures, increase in interest rates and other adverse changes in the level of economic activity in the major regions in which we do business;
•changes in or adverse outcomes in the Company’s legal proceedings, including regulatory inquires and investigations and related matters;
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
•the effects of the COVID-19 pandemic and related individual, business and government responses on the global economy and their impact on the Company's business, operations and financial results, including impacts to the Company's supply chain resulting from governments' policies and approaches to containing COVID-19;
•the Company’s ability to effectively manage its debt obligations and comply with certain covenants in its credit facilities with respect to financial ratios and financial condition tests and its ability to maintain a favorable cash liquidity position;
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
•the effect of geopolitical uncertainties, such as international conflicts, on international commerce, the global economy and/or our business;
•the difficulties in implementing a new global enterprise resource planning system; and

•cyber-attacks or other data breaches that disrupt the Company’s operations or result in the dissemination of proprietary or confidential information and cause reputational harm.
Information concerning these and other risks, uncertainties and factors, among others, that could cause results to differ materially from our expectations statements is also set forth in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date on which they were made and we undertake no obligation to update forward-looking statements except as required by law.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2022 quarter. Highlights of events in the September 2022 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2022 quarter to the June 2022 quarter and the September 2021 quarter.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, discussion of our financial condition including potential sources of liquidity and material cash requirements and their general purpose.
•Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization.”
Overview of the September 2022 quarter
During the September 2022 quarter, we shipped 118 exabytes of HDD storage capacity. We generated revenue of approximately $2.0 billion with a gross margin of 24% and our operating cash flow was $245 million. We amended our credit agreement and borrowed an additional $600 million term loan facility. We repurchased approximately 5 million of our ordinary shares for $408 million and paid $147 million in dividends.
Recent Development, Economic Conditions and Challenges
During the September 2022 quarter, the data storage industry and our business were impacted by intensified macroeconomic headwinds. We experienced broad-based delay in customers’ purchase plans, particularly in mass capacity market, given overall macroeconomic slowdowns and supply chain shortages for other non-HDD electronic components. The ongoing economic slowdown in China due to the pandemic-related governmental lockdown measures, as well as the negative impact from the higher inflationary pressures in the consumer markets continued to impact our business during the September 2022 quarter. Additionally, our customers continued to experience demand disruptions, resulting in demand variations across certain of our end markets. These recent reductions in demand have required us to reduce manufacturing production plans and incur manufacturing underutilization charges, which may continue.
We continue to actively monitor the effects and potential impacts of the macroeconomic conditions, pandemic and other factors on all aspects of our business, supply chain, liquidity and capital resources. We are also actively working on opportunities to lower our cost structure, drive further operational efficiencies and maintain supply chain discipline including adjusting our manufacturing production plans, annual capital expenditure plans and other meaningful cost savings measures in response to these business conditions. We are complying with governmental rules and guidelines across all of our sites. We expect these factors will continue to impact our business and results of operations over the near-term. For a further discussion of the uncertainties and risks associated with macroeconomic conditions and the COVID-19 pandemic, among others, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	July 1, 2022	October 1, 2021
Revenue	$2,035	$2,628	$3,115
Cost of revenue	1,553	1,869	2,159
Gross profit	482	759	956
Product development	234	247	233
Marketing and administrative	129	149	133
Amortization of intangibles	3	2	3
Restructuring and other, net	9	1	1
Income from operations	107	360	586
Other expense, net	(80)	(79)	(53)
Income before income taxes	27	281	533
(Benefit from) provision for income taxes	(2)	5	7
Net income	$29	$276	$526

	For the Three Months Ended
	September 30, 2022	July 1, 2022	October 1, 2021
Revenue	100%	100%	100%
Cost of revenue	76	71	69
Gross margin	24	29	31
Product development	12	9	8
Marketing and administrative	7	6	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	—
Operating margin	5	14	19
Other expense, net	(4)	(3)	(2)
Income before income taxes	1	11	17
(Benefit from) provision for income taxes	—	—	—
Net income	1%	11%	17%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended
	September 30, 2022	July 1, 2022	October 1, 2021
Revenues by Channel (%)
OEMs	76%	81%	74%
Distributors	15%	10%	16%
Retailers	9%	9%	10%
Revenues by Geography (%) (1)
Asia Pacific	39%	39%	51%
Americas	46%	48%	35%
EMEA	15%	13%	14%
Revenues by Market (%)
Mass capacity	68%	73%	65%
Legacy	19%	19%	27%
Other	13%	8%	8%

HDD Exabytes Shipped by Market
Mass capacity	104	139	132
Legacy	14	16	27
Total	118	155	159

HDD Price per Terabyte	$15	$16	$18
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the September 2022 quarter decreased by $593 million from the June 2022 quarter and decreased by $1.1 billion from the September 2021 quarter primarily due to the decrease in exabytes shipped as a result of lower market demand in mass capacity and legacy markets that were impacted by macroeconomic and pandemic-related headwinds. We expect the challenge from the demand environment including the macroeconomic conditions and the pandemic-related impacts will continue to persist in the second quarter of fiscal year 2023.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 18% of gross revenue for the September 2022 quarter, 15% for the June 2022 quarter and 13% for the September 2021 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	July 1, 2022	October 1, 2021
Cost of revenue	$1,553	$1,869	$2,159
Gross profit	482	759	956
Gross margin	24%	29%	31%
Gross margin for the September 2022 quarter decreased compared to both the June 2022 quarter and the September 2021 quarter primarily driven by approximately $60 million of factory under-utilization cost associated with lower production levels and pandemic-related lockdown in one of our factories, price erosion and unfavorable product mix as the higher margin mass capacity market declined faster than the legacy markets.

In the September 2022 quarter, total warranty cost was 1.2% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.6% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.6% and 0.7% of revenue for the September 2022 quarter and September 2021 quarter, respectively.
Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	July 1, 2022	October 1, 2021
Product development	$234	$247	$233
Marketing and administrative	129	149	133
Amortization of intangibles	3	2	3
Restructuring and other, net	9	1	1
Operating expenses	$375	$399	$370
Product development expense. Product development expenses decreased by $13 million in the September 2022 quarter compared to the June 2022 quarter primarily due to a $14 million decrease in variable compensation and related benefit expense and a $4 million decrease in materials, partially offset by an $8 million increase in depreciation expenses.
Product development expenses increased by $1 million in the September 2022 quarter compared to the September 2021 quarter primarily due to a $23 million increase in depreciation expenses and a $3 million increase in materials expense, partially offset by a $22 million decrease in variable compensation and related benefit expense.
Marketing and administrative expense. Marketing and administrative expenses decreased by $20 million for the September 2022 quarter compared to the June 2022 quarter primarily due to a $9 million decrease in variable compensation and related benefit expense, an $8 million decrease in compensation and other employee benefits as a result of a decrease in share-based compensation and a $4 million decrease in outside services expense.
Marketing and administrative expenses decreased by $4 million in the September 2022 quarter compared to the September 2021 quarter primarily due to a $15 million decrease in variable compensation expense and a $3 million decrease in compensation and other employee benefits due to a decrease in share-based compensation, partially offset by a $5 million increase in travel expenses as a result of the easing of pandemic-related travel restrictions, a $2 million increase in outside services expense and a $2 million increase in advertising costs.
Amortization of intangibles. Amortization of intangibles for the September 2022 quarter remained relatively flat compared to the June 2022 quarter and the September 2021 quarter.
Restructuring and other, net. Restructuring and other, net was $9 million in the September 2022 quarter primarily related to cost incurred as part of restructuring of our workforce.
Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	July 1, 2022	October 1, 2021
Other expense, net	$(80)	$(79)	$(53)
Other expense, net. Other expense, net increased by $1 million for the September 2022 quarter compared to the June 2022 quarter primarily due to a $5 million increase in interest expense and a $2 million increase in foreign exchange remeasurement expense partially offset by a net $6 million higher non-recurring loss from our strategic investments in the June 2022 quarter.
Other expense, net increased by $27 million for the September 2022 quarter compared to the September 2021 quarter primarily due to a $12 million increase in interest expense, a net $10 million higher non-recurring gain from our strategic investments in the September 2021 quarter and a $4 million increase in foreign exchange remeasurement expense.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	September 30, 2022	July 1, 2022	October 1, 2021
(Benefit from) provision for income taxes	$(2)	$5	$7
We recorded an income tax benefit of $2 million for the three months ended September 30, 2022. The income tax benefit for the three months ended September 30, 2022 included approximately $7 million of net discrete tax benefit, primarily associated with the excess tax benefits related to share-based compensation expense.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into U.S. law. The legislation includes a new corporate alternative minimum tax (the “CAMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The CAMT is effective for us beginning in fiscal year 2024. We assessed the potential impact of the CAMT and do not expect to have a material impact to our financial statements or results of operations.
During the three months ended September 30, 2022, our unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $115 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. We do not expect material changes to our unrecognized tax benefits in the next twelve months beginning October 1, 2022.
We recorded an income tax provision of $7 million for the three months ended October 1, 2021. The income tax provision for the three months ended October 1, 2021 included approximately $10 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for the three months ended September 30, 2022 and October 1, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs, capital expenditures and share repurchase levels, will allow us to manage the ongoing impacts of macroeconomic and pandemic-related headwinds including higher inflationary pressures, inventory adjustments by our customers and the overall market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the global economic factors and the pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of September 30, 2022.
Cash and Cash Equivalents

(Dollars in millions)	September 30, 2022	July 1, 2022	Change
Cash and cash equivalents	$761	$615	$146
Our cash and cash equivalents as of September 30, 2022 increased by $146 million from July 1, 2022 primarily as a result of net proceeds of $600 million from the issuance of long-term debt and net cash of $245 million provided by operating activities partially offset by the repurchases of our ordinary shares of $408 million, dividends paid to our shareholders of $147 million and payments for capital expenditures of $133 million.

Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended September 30, 2022 was $245 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $434 million in accounts receivable, primarily due to timing of collections; and
•an increase of $110 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $300 million in accounts payable, primarily due to a decrease in materials purchased;
•a decrease of $146 million in accrued employee compensation, primarily due to cash paid to our employees as part of our discretionary spending plans; and
•an increase of $41 million in inventories, primarily due to an increase in materials purchased.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended September 30, 2022 was $133 million, primarily attributable to payments for the purchase of property, equipment and leasehold improvements.
Cash Provided by Financing Activities
Net cash provided by financing activities of $34 million for the three months ended September 30, 2022 was primarily attributable to the following activities:
•$600 million in net proceeds from the issuance of Term Loan A3; and
•$29 million in proceeds from the issuance of ordinary shares under employee stock plans; partially offset by
•$408 million in payments for repurchases of our ordinary shares;
•$147 million in dividend payments; and
•$39 million in payments for taxes related to net share settlement of equity awards.
Liquidity Sources
Our primary sources of liquidity as of September 30, 2022, consist of: (1) approximately $761 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.75 billion available for borrowing under our Revolving Credit Facility, which is part of the Credit Agreement. On August 18, 2022, we entered into the Sixth Amendment to the Credit Agreement which permits us to increase the revolving loan commitments or obtain new term loans of up to $100 million in aggregate, subject to the satisfaction of certain terms and conditions.
As of September 30, 2022, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through October 14, 2026. As of September 30, 2022, we were in compliance with all of the covenants under our debt agreements. We continue to evaluate our debt portfolio and structure to ensure we are able to comply with our financial debt covenants.
We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Our ability to fund liquidity requirements beyond 12 months will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, including the pandemic, among others, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness and to fund our quarterly dividend and any future strategic investments. As of September 30, 2022, our contractual cash requirements have not changed materially since our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, except for long-term debt obligations.

Long-term debt and interest payments on debt
The Sixth Amendment to the Credit Agreement provides for a new Term Loan A3 in the aggregate principal amount of $600 million. Term Loan A3 was borrowed in full at the closing of the Sixth Amendment. Term Loan A3 bears interest at a rate of SOFR plus a variable margin of 1.25% to 2.5%, in each case with such margin being determined based on the corporate credit rating of the Borrower or one of its parent entities. Term Loan A3 is repayable in quarterly installments beginning on December 31, 2022 and is scheduled to mature on July 30, 2027. The Sixth Amendment to the Credit Agreement also replaced the LIBOR interest rates plus variable margin of Term Loans A1 and A2 with the SOFR interest rates plus a variable margin that will be determined based on the corporate credit rating of the Borrower or one of its parent entities.
As of September 30, 2022, the future principal payment obligation on our long-term debt was $6.3 billion, of which $636 million will mature within one year. As of September 30, 2022, future interest payments on these outstanding debt is estimated to be approximately $1.5 billion, of which $293 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
Dividends
During the September 2022 quarter, our Board of Directors declared dividends of $0.70 per share, totaling $145 million, which was paid on October 5, 2022. On October 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on January 5, 2023 to shareholders of record at the close of business on December 21, 2022. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. During the September 2022 quarter, we repurchased approximately 6 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. As of September 30, 2022, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
Other
For fiscal year 2023, we expect capital expenditures to be below our long-term targeted range of 4% to 6% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.
Subsequent event
On October 24, 2022, our Board of Directors approved and committed to the October 2022 Plan to reduce its cost structure to better align our operational needs to current economic conditions while continuing to support the long-term business strategy. The October 2022 Plan includes reducing our worldwide headcount by approximately 3,000 employees, or 8% of the global workforce, along with other cost saving measures.
The October 2022 Plan, which we expect to be substantially completed by the end of the fiscal second quarter 2023, is expected to result in total pre-tax charges between $60 million and $70 million. These charges are expected to be primarily cash-based and consist of employee severance and other one-time termination benefits.
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

Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, as filed with the SEC on August 5, 2022, for a discussion of our critical accounting policies and estimates.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of September 30, 2022, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of September 30, 2022.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loans bear interest at a variable rate equal to SOFR plus a variable margin.
We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of September 30, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.6 billion, of which $600 million will mature in September 2025 and $1 billion will mature in July 2027.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of September 30, 2022.

	Fiscal Years Ended							Fair Value at September 30 , 2022
(Dollars in millions, except percentages)	2023	2024	2025	2026	2027	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$160	$—	$—	$—	$—	$—	$160	$160
Average interest rate	2.76%						2.76%
Other debt securities
Fixed rate	$—	$—	$—	$15	$—	$1	$16	$16
Debt
Fixed rate	$540	$500	$479	$—	$505	$2,490	$4,514	$3,815
Average interest rate	4.75%	4.88%	4.75%	—%	4.88%	4.09%	4.41%
Variable rate	$68	$114	$148	$629	$144	$698	$1,801	$1,754
Average interest rate	5.64%	5.64%	5.64%	5.67%	5.60%	5.60%	5.64%
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

We recognized a net loss of $7 million and gain of $2 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 30, 2022.
The table below provides information as of September 30, 2022 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$243	$1.38	$(9)
Thai Baht	179	$34.67	(15)
Chinese Renminbi	119	$6.71	(6)
British Pound Sterling	85	$0.81	(10)
Total	$626		$(40)
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
Changes in our corporate issuer credit ratings have minimal impact on our near-term financial results, but downgrades may negatively impact our future ability to raise capital, our ability to execute transactions with various counterparties, and may increase the cost of such capital.
We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our non-qualified deferred compensation plan—the SDCP. In fiscal year 2014, we entered into a TRS agreement in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liabilities due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 6. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS
Summary of Risk Factors
The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, brand and/or the price of our outstanding ordinary shares, and make an investment in our ordinary shares speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.
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
•We must plan our investments in our products and incur costs before we have customer orders or know about the market conditions at the time the products are produced. If we fail to predict demand accurately for our products or if the markets for our products change, we may have insufficient demand or we may be unable to meet demand, which may materially adversely affect our financial condition and results of operations.
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
•Our worldwide sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations, increased costs and global health outbreaks.
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
•If revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers, which could result in penalties, increased manufacturing costs or excess inventory.
•Due to the complexity of our products, some defects may only become detectable after deployment.
Risks Related to Human Capital
•The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.

•We are subject to risks related to corporate and social responsibility and reputation.
Risks Related to Financial Performance or General Economic Conditions
•Changes in the macroeconomic environment have impacted and may in the future negatively impact our results of operations.
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

We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance have resulted in SSDs that offer increased competition with our lower capacity, smaller form factor HDDs and a declining trend in demand for HDDs in our legacy markets. Some customers for both mass capacity storage and legacy markets have adopted SSDs as an alternative to hard drives in certain applications. Further adoption of SSDs or other alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material adverse effect on our business, financial condition and results of operations.
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
We must plan our investments in our products and incur costs before we have customer orders or know about the market conditions at the time the products are produced. If we fail to predict demand accurately for our products or if the markets for our products change, we may have insufficient demand or we may be unable to meet demand, which may materially adversely affect our financial condition and results of operations.

Our results of operation are highly dependent on strong cloud and enterprise and/or consumer spending and the resulting demand for our products. Reduced or weak demand, particularly from our key cloud and enterprise customers as a result of a significant change in macroeconomic conditions may result in a significant reduction or cancellation of their purchases from us which can and have materially adversely impacted our business and financial condition.
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory under-utilization charges and manufacturing rework costs, which have resulted in and could result in adverse material effects on our financial condition and results of operations. Conversely, if we underestimate demand, we may have insufficient inventory to satisfy demand and may have to forego sales.
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
In certain end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our consumer products will continue to be lower during the second half of our fiscal year. Retail sales of certain of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions. In particular, during periods where there are rapidly changing macroeconomic conditions, historical seasonality trends may not be a good indicator to predict our future performance and results of operations.
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

Our worldwide sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations, increased costs and global health outbreaks.
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
The COVID-19 pandemic has increased economic and demand uncertainty. It continues to negatively affect our business and there is uncertainty around its duration and impact. The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations is uncertain.
There are many factors outside of our control, such as new strains of COVID-19 virus, the distribution and efficacy of the existing or new vaccines, the response and measures taken by government authorities around the world, and the response of the financial and consumer markets to the prolonged pandemic and governmental measures. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak or variants thereof. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of the COVID-19 pandemic on our operations, direct and indirect suppliers, partners, and customers. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.
If we do not control our costs, we will not be able to compete effectively.
We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while at the same time controlling expenses. Because our vertical design and manufacturing strategy, our operations have higher costs that are fixed or difficult to reduce in the short-term, including our costs related to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long-term demand for our products, we could be required to write off inventory, record excess capacity charges which could negatively impact our gross margin and our financial results. If we do not control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts, asset write-offs and efforts to increase automation. Our restructuring efforts may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially adversely affect our financial results.
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

If revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers, which could result in penalties, increased manufacturing costs or excess inventory.
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet all of our purchase commitments with these suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we are unable to fully utilize our purchase commitments or if we shift output from our internal manufacturing facilities in order to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
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
RISKS RELATED TO FINANCIAL PERFORMANCE OR GENERAL ECONOMIC CONDITIONS
Changes in the macroeconomic environment have impacted and may in the future negatively impact our results of operations.
Changes, especially when there are rapid changes, in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products and/or result in significant decreases in our product prices. Other factors that could have a material adverse effect on demand for our products and on our financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures.
Macroeconomic developments such as slowing global economies, trade disputes, sanctions, increased tariffs between the U.S. and China, Mexico and other countries, the withdrawal of the United Kingdom (“U.K.”) from the EU, or adverse economic conditions worldwide resulting from the COVID-19 pandemic and efforts of governments and private industry to slow the pandemic or efforts of governments to stimulate or stabilize the economy may adversely impact our business. Significant inflation and related increases in interest rates, have negatively affected our business in the September 2022 quarter and could continue in the near future to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the U.S., China or another country will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. For example, on August 29, 2022, we received a PCL from the BIS, alleging violations of the EAR. The PCL alleges Seagate acted in violation of the EAR by providing Seagate’s HDDs to a customer and its affiliates listed on the BIS Entity List between August 2020 and September 2021. Seagate has responded to the PCL, setting forth Seagate’s position that it did not engage in prohibited conduct as alleged by BIS, because, among other reasons, Seagate’s HDDs are not subject to the EAR. The matters raised by the PCL remain unresolved at this time, and there can be no assurance as to the timing or terms of any final outcome. Seagate is unable at this time to estimate the range of loss and/or penalty, although it is possible that the outcome could have a material impact on our business, results of operations, financial condition, and cash flows.
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to those targets or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in Asia Pacific and in other geographies that have been the recent focus of changes in U.S. policies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.

Other countries also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to sell or distribute our products and services or could limit our partners’ or customers’ ability to sell or use our products and services in those countries, which could materially adversely affect our business, results of operations, financial condition and cash flows. Violations of these regulations may result in significant penalties and fines. Changes in our products and services or future changes in export and import regulations may create delays in the introduction of our products and services in those countries, prevent our customers from deploying our products and services globally or, in some cases, prevent the export or import or sale of our products and services to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, in the countries where we operate could result in decreased use of our products and services by, or in our decreased ability to export or sell our products and services to, new or existing customers, which could materially adversely affect our business, results of operations, financial condition and cash flows.
If we were ever found to have violated applicable export control laws, we may be subject to penalties which could have a material and adverse impact on our business, results of operations, financial condition and cash flows. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” contained in this report for a description of pending intellectual property proceedings.
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
•reduction in demand from our key customers due to macroeconomic conditions that reduce cloud, enterprise or consumer spending;
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
As of September 30, 2022, $1.9 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended September 30, 2022, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2, 2022 through July 29, 2022	2	$77.29	2	$2,256
July 30, 2022 through August 26, 2022	2	79.49	2	2,086
August 27, 2022 through September 30, 2022	2	68.58	2	1,927
Total	6		6
__________________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

10.1+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement					X

10.2+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement					X

10.3+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement					X

10.4	Sixth Amendment, dated as of August 18, 2022 to the Credit Agreement as of February 20, 2019					X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	October 27, 2022	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)