Form 10-Q
period 2022-12-30
Seagate Technology Holdings plc
filed 2023-01-25
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 23, 2023, 206,483,864 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 30, 2022	July 1, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$770	$615
Accounts receivable, net	840	1,532
Inventories	1,194	1,565
Other current assets	277	321
Total current assets	3,081	4,033
Property, equipment and leasehold improvements, net	2,122	2,239
Goodwill	1,237	1,237
Other intangible assets, net	3	9
Deferred income taxes	1,135	1,132
Other assets, net	289	294
Total Assets	$7,867	$8,944
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,085	$2,058
Accrued employee compensation	107	252
Accrued warranty	68	65
Current portion of long-term debt	636	584
Accrued expenses	829	596
Total current liabilities	2,725	3,555
Long-term accrued warranty	85	83
Other non-current liabilities	134	135
Long-term debt, less current portion	5,393	5,062
Total Liabilities	8,337	8,835
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ (Deficit) Equity:
Ordinary shares and additional paid-in capital	7,281	7,190
Accumulated other comprehensive income	99	36
Accumulated deficit	(7,850)	(7,117)
Total Shareholders’ (Deficit) Equity	(470)	109
Total Liabilities and Shareholders’ (Deficit) Equity	$7,867	$8,944

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenue	$1,887	$3,116	$3,922	$6,231

Cost of revenue	1,641	2,168	3,194	4,327
Product development	200	228	434	461
Marketing and administrative	125	136	254	269
Amortization of intangibles	—	3	3	6
Restructuring and other, net	81	1	90	2
Total operating expenses	2,047	2,536	3,975	5,065

(Loss) income from operations	(160)	580	(53)	1,166

Interest income	1	1	2	1
Interest expense	(77)	(62)	(148)	(121)
Net gain recognized from early redemption of debt	204	—	204	—
Other, net	(6)	(5)	(16)	1
Other income (expense), net	122	(66)	42	(119)

(Loss) income before income taxes	(38)	514	(11)	1,047
(Benefit from) provision for income taxes	(5)	13	(7)	20
Net (loss) income	$(33)	$501	$(4)	$1,027

Net (loss) income per share:
Basic	$(0.16)	$2.27	$(0.02)	$4.58
Diluted	$(0.16)	$2.23	$(0.02)	$4.50
Number of shares used in per share calculations:
Basic	206	221	207	224
Diluted	206	225	207	228

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net (loss) income	$(33)	$501	$(4)	$1,027
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on cash flow hedges:
Net unrealized gains arising during the period	19	11	51	2
Losses reclassified into earnings	6	9	11	12
Net change	25	20	62	14
Change in unrealized components of post-retirement plans:
Net unrealized (losses) gains arising during the period	(1)	—	—	1
Losses reclassified into earnings	1	—	1	1
Net change	—	—	1	2
Foreign currency translation adjustments	1	—	—	—
Total other comprehensive income, net of tax	26	20	63	16
Comprehensive (loss) income	$(7)	$521	$59	$1,043

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	December 30, 2022	December 31, 2021
OPERATING ACTIVITIES
Net (loss) income	$(4)	$1,027
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	283	212
Share-based compensation	62	70
Deferred income taxes	(4)	—
Net gain on redemption and repurchase of debt	(204)	—
Other non-cash operating activities, net	28	22
Changes in operating assets and liabilities:
Accounts receivable, net	692	(241)
Inventories	371	(83)
Accounts payable	(919)	63
Accrued employee compensation	(145)	(54)
Accrued expenses, income taxes and warranty	228	40
Other assets and liabilities	108	(39)
Net cash provided by operating activities	496	1,017
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(212)	(212)
Proceeds from the sale of assets	3	—
Purchases of investments	(1)	(18)
Proceeds from sale of investments	—	34
Net cash used in investing activities	(210)	(196)
FINANCING ACTIVITIES
Redemption and repurchase of debt	—	(481)
Dividends to shareholders	(292)	(304)
Repurchases of ordinary shares	(408)	(896)
Taxes paid related to net share settlement of equity awards	(39)	(45)
Proceeds from issuance of long-term debt	600	1,200
Proceeds from issuance of ordinary shares under employee stock plans	29	37
Other financing activities, net	(21)	(6)
Net cash used in financing activities	(131)	(495)
Increase in cash, cash equivalents and restricted cash	155	326
Cash, cash equivalents and restricted cash at the beginning of the period	617	1,211
Cash, cash equivalents and restricted cash at the end of the period	$772	$1,537

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For the Three Months Ended December 30, 2022 and December 31, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at September 30, 2022	206	$—	$7,248	$73	$(7,672)	$(351)
Net loss					(33)	(33)
Other comprehensive income				26		26
Issuance of ordinary shares under employee share plans	—		—			—
Repurchases of ordinary shares	—				—	—
Tax withholding related to vesting of restricted share units	—				—	—
Dividends to shareholders ($0.70 per ordinary share)					(145)	(145)
Share-based compensation			33			33
Balance at December 30, 2022	206	$—	$7,281	$99	$(7,850)	$(470)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 1, 2021	225	$—	$7,044	$(45)	$(6,398)	$601
Net income					501	501
Other comprehensive income				20		20
Issuance of ordinary shares under employee share plans	—		4			4
Repurchases of ordinary shares	(5)				(480)	(480)
Tax withholding related to vesting of restricted share units	(1)				(2)	(2)
Dividends to shareholders ($0.70 per ordinary share)					(154)	(154)
Share-based compensation			36			36
Balance at December 31, 2021	219	$—	$7,084	$(25)	$(6,533)	$526

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For the Six Months Ended December 30, 2022 and December 31, 2021
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net loss					(4)	(4)
Other comprehensive income				63		63
Issuance of ordinary shares under employee share plans	2		29			29
Repurchases of ordinary shares	(5)				(400)	(400)
Tax withholding related to vesting of restricted share units	(1)				(39)	(39)
Dividends to shareholders ($1.40 per ordinary share)					(290)	(290)
Share-based compensation			62			62
Balance at December 30, 2022	206	$—	$7,281	$99	$(7,850)	$(470)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income					1,027	1,027
Other comprehensive income				16		16
Issuance of ordinary shares under employee share plans	3		37			37
Repurchases of ordinary shares	(10)				(905)	(905)
Tax withholding related to vesting of restricted share units	(1)				(45)	(45)
Dividends to shareholders ($1.37 per ordinary share)					(305)	(305)
Share-based compensation			70			70
Balance at December 31, 2021	219	$—	$7,084	$(25)	$(6,533)	$526

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
The Company’s consolidated financial statements for the fiscal year ended July 1, 2022 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 5, 2022. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 1, 2022, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 30, 2022 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 30, 2023.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and six months ended December 30, 2022 and the three and six months ended December 31, 2021 consisted of 13 and 26 weeks, respectively. Fiscal years 2023 and 2022 both comprise of 52 weeks and end on June 30, 2023 and July 1, 2022, respectively. The fiscal quarters ended December 30, 2022, September 30, 2022 and December 31, 2021, are also referred to herein as the “December 2022 quarter”, the “September 2022 quarter” and the “December 2021 quarter”, respectively.
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
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 (ASC Topic 848), Reference Rate Reform. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In December 2022, FASB issued ASU 2022-06 (ASC Topic 848) and deferred the sunset date from December 31, 2022 to December 31, 2024. The Company adopted the guidance in the quarter ended September 30, 2022 on a prospective basis and is transitioning from an interest rate based on London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
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
2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of December 30, 2022 and July 1, 2022:

	December 30, 2022			July 1, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$173	$—	$173	$60	$—	$60
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	16	—	16	23	—	23
Total	$190	$—	$190	$84	$—	$84

Included in Cash and cash equivalents			$172			$59
Included in Other current assets			2			2
Included in Other assets, net			16			23
Total			$190			$84
As of December 30, 2022 and July 1, 2022, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of December 30, 2022 and July 1, 2022, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of December 30, 2022.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of December 30, 2022, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$174	$174
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	1	1
Total	$190	$190
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	December 30, 2022	July 1, 2022	December 31, 2021	July 2, 2021
Cash and cash equivalents	$770	$615	$1,535	$1,209
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$772	$617	$1,537	$1,211
Accounts receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount. During the three and six months ended December 30, 2022, the Company sold trade receivables without recourse for cash proceeds of $211 million and $411 million, respectively. As of December 30, 2022, the total amount that remained subject to servicing by the Company was $287 million. The discounts on receivables sold were not material for the three and six months ended December 30, 2022. During the three and six months ended December 31, 2021, the company did not sell any trade receivables to a third party.

Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	December 30, 2022	July 1, 2022
Raw materials and components	$624	$601
Work-in-process	305	414
Finished goods	265	550
Total inventories	$1,194	$1,565
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	December 30, 2022	July 1, 2022
Property, equipment and leasehold improvements	$10,743	$10,659
Accumulated depreciation and amortization	(8,621)	(8,420)
Property, equipment and leasehold improvements, net	$2,122	$2,239

Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	December 30, 2022	July 1, 2022
Dividends payable	$145	$147
Other accrued expenses	684	449
Total	$829	$596
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	51	—	—	51
Amounts reclassified from AOCI	11	1	—	12
Other comprehensive income	62	1	—	63
Balance at December 30, 2022	$113	$(13)	$(1)	$99

Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive income before reclassifications	2	1	—	3
Amounts reclassified from AOCI	12	1	—	13
Other comprehensive income	14	2	—	16
Balance at December 31, 2021	$(4)	$(20)	$(1)	$(25)

3.Debt
The following table provides details of the Company’s debt as of December 30, 2022 and July 1, 2022:

(Dollars in millions)	December 30, 2022	July 1, 2022
Unsecured Senior Notes(1)
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	$540	$540
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	499	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	469	466
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	164	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	295	500
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	77	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	—
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	600	600
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	600
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	600	—
	6,066	5,677
Less: unamortized debt issuance costs	(37)	(31)
Debt, net of debt issuance costs	6,029	5,646
Less: current portion of long-term debt	(636)	(584)
Long-term debt, less current portion	$5,393	$5,062
______________________________
(1) All unsecured senior notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and STX.
Debt Exchange
2032 Notes. On November 30, 2022, Seagate HDD issued, in a private placement, $750 million in aggregate principal amount of 9.625% Senior Notes due on December 1, 2032, in connection with Seagate HDD’s exchange offers to certain eligible holders of Seagate HDD’s outstanding existing senior notes as set forth below:

(Dollars in millions)
Existing Notes	Principal Amount Outstanding as of September 30, 2022	Principal Amount Exchanged	Remaining Principal Amount as of December 30, 2022	Net Gain Recognized From Early Redemption
July 2031 Notes	$500	$423	$77	$95
July 2029 Notes	500	336	164	70
January 2031 Notes	500	205	295	39
Total	$1,500	$964	$536	$204
The exchange was accounted for as a debt extinguishment and the Company recorded a net gain of $204 million, in the Company’s Condensed Consolidated Statements of Operations.
At any time prior to December 1, 2027, Seagate HDD may redeem the 2032 Notes at its option, in whole or in part, at any time and from time to time, at a “make-whole” redemption price. The “make-whole” redemption price will be equal to the greater of: (1) (a) the sum of the present values at such redemption date of the redemption price of the 2032 Notes that would apply if the new 2032 Notes were redeemed on December 1, 2027 plus the remaining scheduled payments of interest thereon to and including December 1, 2027 discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2032 Notes to be redeemed plus, in either case, accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. At any time on or after December 1, 2027, Seagate HDD may redeem some or all of the 2032 Notes at the prices specified in the Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, Seagate HDD may redeem with the net cash proceeds from one or more equity offerings up to 40% of the 2032 Notes before December 1, 2025, at a redemption price of 109.625% plus accrued and unpaid interest to, but excluding, the redemption date.
Credit Agreement
On August 18, 2022, Seagate Technology Holdings plc and Seagate HDD (the “Borrower”) entered into an amendment to its Credit Agreement (the “Sixth Amendment”), which provided for a new term loan facility in the aggregate principal amount of $600 million (“Term Loan A3”). Term Loan A3 was borrowed in full at the closing of the Sixth Amendment. The Sixth Amendment to the Credit Agreement also replaced the LIBOR interest rates plus variable margin for the Term Loans A1 and A2 with the SOFR interest rates plus a variable margin that will be determined based on the corporate credit rating of the Borrower or one of its parent entities. The Sixth Amendment also permits the Borrower to increase the revolving loan commitments or obtain new term loans of up to $100 million in aggregate (the “Incremental facility”), subject to the satisfaction of certain terms and conditions.
On November 8, 2022, Seagate Technology Holdings plc and the Borrower entered into an amendment to its Credit Agreement (the “Seventh Amendment”), to increase the maximum permitted total leverage ratio the Company must comply with during the covenant relief period that ends on June 28, 2024 and prohibit the Company from pursuing the use of the Incremental Facility during the covenant relief period. The maximum permitted total leverage ratio is 5.0 to 1.0 from the fiscal quarters ending December 30, 2022 to June 30, 2023. For the fiscal quarter ending September 29, 2023, the maximum permitted total leverage ratio is 4.75 to 1.0 and then steps down to 4.5 to 1.0 from the fiscal quarters ending December 29, 2023 to June 28, 2024. The maximum permitted leverage ratio will return to 4.0 to 1.0 for any fiscal quarter ending after June 28, 2024.
The Credit Agreement provides a term loan facility in an aggregate principal amount of $1.8 billion that is extended in three tranches of $600 million each for Term Loans A1, A2 and A3, and a $1.75 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). As of December 30, 2022, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loans A1, A2 and A3 (the “Term Loans”). The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of December 30, 2022.

Future Principal Payments on Long-term Debt
At December 30, 2022, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$608
2024	586
2025	617
2026	667
2027	649
Thereafter	2,973
Total	$6,100
4.Income Taxes
The Company recorded income tax benefits of $5 million and $7 million for the three and six months ended December 30, 2022, respectively. The discrete items in the income tax provision were not material for the three months ended December 30, 2022. The income tax benefit for the six months ended December 30, 2022 included approximately $5 million of net discrete tax benefit, primarily associated with the excess tax benefits related to share-based compensation expense.
During the six months ended December 30, 2022, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $110 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning December 31, 2022.
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
The Company’s income tax provision recorded for the three and six months ended December 30, 2022 and the three and six months ended December 31, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Exit Costs
The Company recorded restructuring charges of $81 million and $90 million, for the three and six months ended December 30, 2022, respectively. For the three and six months ended December 31, 2021, the Company recorded restructuring charges of $1 million and $2 million, respectively. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits, and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
October 2022 Plan - On October 24, 2022, the Company’s Board of Directors approved and committed to an October 2022 restructuring plan (the “October 2022 Plan”) to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. The October 2022 Plan includes reducing its worldwide headcount by approximately 3,000 employees, or 8% of the global workforce, along with other cost saving measures.

The following tables summarize the Company’s restructuring activities under the Company’s active restructuring plans:

	October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 1, 2022	$—	$—	$—	$5	$5
Restructuring charges	77	3	10	—	90
Cash payments	(29)	—	(8)	(1)	(38)
Accrual balances at December 30, 2022	$48	$3	$2	$4	$57
Total costs incurred inception to date as of December 30, 2022	$77	$3	$73	$24	$177
Total expected charges to be incurred as of December 30, 2022	$—	$—	$—	$1	$1
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
The Company enters into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designates the interest rate swaps as cash flow hedges. On September 26, 2022, the Company terminated its then existing interest rate swap agreements relating to Term Loans A1 and A2 and received cash proceeds of $110 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows. The Company discontinued the related hedge accounting prospectively and as a result the realized gain of $110 million was accounted and reported in AOCI and is amortized to Interest expense in the Condensed Consolidated Statement of Operations over the remaining period of the Term Loans A1 and A2. During the three and six months ended December 30, 2022, $7 million of the gains were amortized to interest expense in the Company’s Condensed Consolidated Statement of Operations.
On September 26, 2022, the Company entered into new interest swap agreements with a notional amount of $1.6 billion, to convert the variable interest rate on certain principal amounts of the Term Loans drawn under its Credit Agreement. As of December 30, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.6 billion, of which $600 million will mature in September 2025 and $1.0 billion will mature in July 2027.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was $10 million and $51 million as of December 30, 2022 and as of July 1, 2022, respectively. As of December 30, 2022, the amount of existing net gains related to cash flow hedges recorded in AOCI included a net gain of $39 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $12 million and a net gain of $6 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 30, 2022. The Company recognized a net loss of $19 million and a net gain of $8 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the six months ended December 30, 2022. The Company recognized a net loss of $6 million and $3 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 31, 2021. The Company recognized a net loss of $8 million and $4 million in Cost of revenue and Interest expense, net related to the loss of hedge designation on discontinued cash flow hedges during the six months ended December 31, 2021, respectively.

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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 30, 2022 and July 1, 2022. All of the foreign currency forward exchange contracts mature within 12 months.

	As of December 30, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$173	$45
Thai Baht	127	23
Chinese Renminbi	78	15
British Pound Sterling	64	17
Total	$442	$100

	As of July 1, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$178	$52
Thai Baht	133	35
Chinese Renminbi	92	24
British Pound Sterling	64	15
Total	$467	$126
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of December 30, 2022, the notional investments underlying the TRS amounted to $102 million and the contract term is through January 2023, settled on a monthly basis, limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 30, 2022 and July 1, 2022:

	As of December 30, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$(2)
Interest rate swap	Other current assets	9	Accrued expenses	(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$15		$(5)

	As of July 1, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(14)
Interest rate swap	Other current assets	65	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(5)
Total return swap	Other current assets	—	Accrued expenses	(4)
Total derivatives		$65		$(23)
The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended December 30, 2022:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$4	$(6)
Total return swap	Operating expenses	—	(8)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$19	$(1)	Cost of revenue	$(12)	$(19)	Other, net	$—	$(1)
Interest rate swap	—	52	Interest expense	6	8	Interest expense	—	—
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

	December 30, 2022				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$172	$—	$—	$172	$59	$—	$—	$59
Total cash equivalents	172	—	—	172	59	—	—	59
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	16	16	—	—	23	23
Derivative assets	—	15	—	15	—	65	—	65
Total assets	$173	$16	$16	$205	$60	$66	$23	$149
Liabilities:
Derivative liabilities	$—	$5	$—	$5	$—	$23	$—	$23
Total liabilities	$—	$5	$—	$5	$—	$23	$—	$23

	December 30, 2022				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$172	$—	$—	$172	$59	$—	$—	$59
Other current assets	1	16	—	17	1	66	—	67
Other assets, net	—	—	16	16	—	—	23	23
Total assets	$173	$16	$16	$205	$60	$66	$23	$149
Liabilities:
Accrued expenses	$—	$5	$—	$5	$—	$23	$—	$23
Total liabilities	$—	$5	$—	$5	$—	$23	$—	$23

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 30, 2022, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
Items Measured at Fair Value on a Non-Recurring Basis
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives, which are accounted for either under the equity method or the measurement alternative. Investments under the measurement alternative are recorded at cost, less impairment and adjusted for qualifying observable price changes on a prospective basis. If measured at fair value in the Condensed Consolidated Balance Sheets, these investments would generally be classified in Level 3 of the fair value hierarchy.
For the investments that are accounted for under the equity method, the Company recorded an immaterial gain and a net loss of $3 million for the three and six months ended December 30, 2022, respectively. The Company recorded an immaterial gain and a net gain of $3 million for the three and six months ended December 31, 2021, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $57 million and $61 million as of December 30, 2022 and July 1, 2022, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded an immaterial loss and a net gain of $3 million for the three and six months ended December 30, 2022, respectively, related to downward and upward adjustments due to observable price changes. The Company recorded a net loss of $2 million and a net gain of $4 million for the three and six months ended December 31, 2021, respectively, related to downward and upward adjustments due to observable price changes. As of December 30, 2022 and July 1, 2022, the carrying value of the Company’s strategic investments under the measurement alternative was $99 million and $88 million, respectively.

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

	December 30, 2022		July 1, 2022
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.750% Senior Notes due June 2023	$540	$538	$540	$538
4.875% Senior Notes due March 2024	499	493	499	494
4.750% Senior Notes due January 2025	479	469	479	471
4.875% Senior Notes due June 2027	504	473	504	483
4.091% Senior Notes due June 2029	469	417	466	427
3.125% Senior Notes due July 2029	164	127	500	396
4.125% Senior Notes due January 2031	295	233	500	410
3.375% Senior Notes due July 2031	77	59	500	393
9.625% Senior Notes due December 2032	750	825	—	—
5.750% Senior Notes due December 2034	489	423	489	433
SOFR Based Term Loan A1 due September 2025 (1)	600	584	600	588
SOFR Based Term Loan A2 due July 2027 (1)	600	566	600	586
SOFR Based Term Loan A3 due July 2027	600	562	—	—
	$6,066	$5,769	$5,677	$5,219
Less: unamortized debt issuance costs	(37)	—	(31)	—
Debt, net of debt issuance costs	$6,029	$5,769	$5,646	$5,219
Less: current portion of debt, net of debt issuance costs	(636)	(629)	(584)	(582)
Long-term debt, less current portion, net of debt issuance costs	$5,393	$5,140	$5,062	$4,637
_________________________________
(1) On August 18, 2022, the Company amended the Credit Agreement and replaced the LIBOR interest rates plus variable margin of Term Loans A1 and A2 with the SOFR interest rates plus a variable margin. Refer to “Note 3. Debt” for more details.

8.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 206,477,388 shares were outstanding as of December 30, 2022, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 30, 2022.
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
As of December 30, 2022, $1.9 billion remained available for repurchase under the existing repurchase authorization limit. The following table sets forth information with respect to repurchases of the Company’s ordinary shares during the six months ended December 30, 2022:

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
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenues by Channel
OEMs	$1,365	$2,178	$2,910	$4,465
Distributors	297	562	596	1,069
Retailers	225	376	416	697
Total	$1,887	$3,116	$3,922	$6,231
Revenues by Geography (1)
Asia Pacific	$760	$1,433	$1,561	$3,016
Americas	853	1,186	1,789	2,265
EMEA	274	497	572	950
Total	$1,887	$3,116	$3,922	$6,231
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended December 30, 2022 and December 31, 2021 were as follows:

	For the Six Months Ended
(Dollars in millions)	December 30, 2022	December 31, 2021
Balance, beginning of period	$148	$136
Warranties issued	27	43
Repairs and replacements	(48)	(43)
Changes in liability for pre-existing warranties, including expirations	26	8
Balance, end of period	$153	$144
11.(Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and performance-based share units and shares to be purchased under the Employee Stock Purchase Plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net (loss) income per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Numerator:
Net (loss) income	$(33)	$501	$(4)	$1,027
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net (loss) income per share	206	221	207	224
Weighted-average effect of dilutive securities:
Employee equity award plans	—	4	—	4
Total shares for purposes of calculating diluted net (loss) income per share	206	225	207	228
Net (loss) income per share:
Basic	$(0.16)	$2.27	$(0.02)	$4.58
Diluted	$(0.16)	$2.23	$(0.02)	$4.50
For the three and six months ended December 30, 2022, the Company recorded a net loss, and as such, all potentially dilutive securities related to the employee equity award plans have been excluded for those periods as including them would be anti-dilutive. The anti-dilutive shares that were excluded from the computation of diluted net (loss) income per share were 2 million for both the three and six months ended December 30, 2022, respectively, and were not material for the three and six months ended December 31, 2021.

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
Litigation
Lambeth Magnetic Structures LLC, v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods,” seeking damages as well as additional relief. The district court entered judgement in favor of Seagate on April 19, 2022. The parties filed post-trial motions with the district court in May 2022. On November 22, 2022, the court denied all pending post-trial motions. Lambeth Magnetic Structures LLC filed a notice of appeal to the Federal Circuit on December 20, 2022. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
Other Matters
On August 29, 2022, the Company received a proposed charging letter (“PCL”) from the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”), alleging violations of the U.S. Export Administration Regulations (“EAR”). The PCL alleges the Company acted in violation of the EAR by providing its HDDs to a customer and its affiliates listed on the BIS Entity List between August 2020 and September 2021. The Company believes these allegations are without merit. The Company has responded to the PCL, setting forth its position that it did not engage in prohibited conduct as alleged by BIS, because, among other reasons, Seagate’s HDDs are not subject to the EAR.
The matters raised by the PCL remain unresolved at this time, and there can be no assurance as to the timing or terms of any final outcome. The Company is unable at this time to estimate the range of loss and/or penalty, if any, although it is possible that the outcome could have a material impact on its business, results of operations, financial condition, and cash flows. The Company has committed to compliance through its global team of international trade compliance and legal professionals and by maintaining robust trade controls, compliance policies and procedures. The Company has been cooperating with BIS and engaging in discussions with BIS to seek a resolution of this matter. If the Company is not able to reach a resolution, the Company believes that this matter will result in litigation between the Company and BIS. The Company believes that it has complied with all relevant export control laws and regulations and will defend itself vigorously.
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
13.Commitments
Unconditional Long-Term Purchase Obligations. As of December 30, 2022, the Company had unconditional long-term purchase obligations of approximately $3.1 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $677 million, $595 million, $666 million, $745 million and $393 million for fiscal years 2024, 2025, 2026, 2027 and thereafter, respectively.
During the three months ended December 30, 2022, the Company recorded order cancellation fees of $108 million to terminate certain purchase commitments related to purchase of inventory components and equipment. The Company expects these amounts to be paid within one year.

14.Subsequent Events
Dividend Declared
On January 25, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on April 6, 2023 to shareholders of record as of the close of business on March 22, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended December 30, 2022, September 30, 2022 and December 31, 2021, referred to herein as the “December 2022 quarter,” the “September 2022 quarter,” and the “December 2021 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2022 quarter, the September 2022 quarter and the December 2021 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to historical fact. These statements may include, among other things, statements about our plans, strategies and prospects; beliefs and assumptions of our management; anticipated market demand for our products; shifts in technology; estimates of industry growth; anticipated economic conditions worldwide; expectations regarding the outcome of the U.S. Commerce Department’s Bureau of Industry and Security’s inquiry and proposed charging letter; expectations regarding our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; projections regarding our cost savings and restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; and our expectations regarding capital expenditures. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from historical experience and our present expectations or projections. Therefore, undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the December 2022 quarter. Highlights of events in the December 2022 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the December 2022 quarter to the September 2022 quarter and the December 2021 quarter.
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
Overview of the December 2022 quarter
During the December 2022 quarter, we shipped 113 exabytes of HDD storage capacity. We generated revenue of approximately $1.9 billion with a gross margin of 13%. Our operating cash flow was $251 million and we paid $145 million in dividends. We exchanged $964 million of certain senior notes with $750 million of new senior notes and recorded a net gain of $204 million as the result of debt extinguishment.

Recent Development, Economic Conditions and Challenges
During the December 2022 quarter, the data storage industry and our business continued to be impacted by macroeconomic headwinds. We continued to experience broad-based delay in customers’ purchase plans, particularly in the mass capacity market, given overall macroeconomic slowdowns. The ongoing economic slowdown in China due to the pandemic-related governmental lockdown measures, as well as the negative impact from the higher inflationary pressures in the consumer markets continued to impact our business during the December 2022 quarter. Additionally, our customers continued to experience demand disruptions, resulting in demand variations across certain of our end markets. These reductions in demand have required us to reduce manufacturing production plans, incur order cancellation fees to terminate certain purchase commitments that were made with our suppliers, recognize manufacturing underutilization charges and accelerate depreciation of certain capital equipment that would not be utilized as part of our operations. We expect these factors will continue to impact our business and results of operations over the near-term.
Additionally, during the December 2022 quarter, our Board of Directors approved and committed to the October 2022 Plan to reduce our cost structure to better align our operational needs to current economic conditions while continuing to support the long-term business strategy. The October 2022 Plan included reducing our worldwide headcount by approximately 3,000 employees, or 8% of the global workforce, along with other cost saving measures.
We continue to actively monitor the effects and potential impacts of the macroeconomic conditions, pandemic and other factors on all aspects of our business, supply chain, liquidity and capital resources. We are also actively working on opportunities to lower our cost structure, drive further operational efficiencies and maintain supply chain discipline including adjusting our manufacturing production plans, annual capital expenditure plans and other meaningful cost savings measures in response to these business conditions. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenue	$1,887	$2,035	$3,116	$3,922	$6,231
Cost of revenue	1,641	1,553	2,168	3,194	4,327
Gross profit	246	482	948	728	1,904
Product development	200	234	228	434	461
Marketing and administrative	125	129	136	254	269
Amortization of intangibles	—	3	3	3	6
Restructuring and other, net	81	9	1	90	2
(Loss) income from operations	(160)	107	580	(53)	1,166
Other income (expense), net	122	(80)	(66)	42	(119)
(Loss) income before income taxes	(38)	27	514	(11)	1,047
(Benefit from) provision for income taxes	(5)	(2)	13	(7)	20
Net (loss) income	$(33)	$29	$501	$(4)	$1,027

	For the Three Months Ended			For the Six Months Ended
	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenue	100%	100%	100%	100%	100%
Cost of revenue	87	76	70	81	69
Gross margin	13	24	30	19	31
Product development	11	12	7	11	8
Marketing and administrative	7	7	4	6	4
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	4	—	—	2	—
Operating margin	(8)	5	19	(1)	19
Other income (expense), net	6	(4)	(3)	1	(2)
(Loss) income before income taxes	(2)	1	16	—	17
(Benefit from) provision for income taxes	—	—	—	—	—
Net (loss) income	(2)%	1%	16%	—%	17%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Six Months Ended
	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenues by Channel (%)
OEMs	72%	76%	70%	74%	72%
Distributors	16%	15%	18%	15%	17%
Retailers	12%	9%	12%	11%	11%
Revenues by Geography (%) (1)
Asia Pacific	40%	39%	46%	40%	48%
Americas	45%	46%	38%	46%	36%
EMEA	15%	15%	16%	14%	16%
Revenues by Market (%)
Mass capacity	66%	68%	66%	67%	65%
Legacy	22%	19%	25%	21%	26%
Other	12%	13%	9%	12%	9%

HDD Exabytes Shipped by Market
Mass capacity	97	104	137	201	269
Legacy	16	14	26	30	53
Total	113	118	163	231	322

HDD Price per Terabyte	$15	$15	$17	$15	$18
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the December 2022 quarter decreased by $148 million from the September 2022 quarter primarily due to the decrease in exabytes shipped as a result of lower market demand in mass capacity markets that were impacted by macroeconomic conditions and pandemic-related headwinds, partially offset by seasonal increase in legacy market exabytes shipped.
Revenue for the three and six months ended December 30, 2022 decreased by $1.2 billion and $2.3 billion from the three and six months ended December 31, 2021, respectively, primarily due to the decrease in exabytes shipped as a result of lower market demand in mass capacity and legacy markets that were impacted by macroeconomic conditions and pandemic-related headwinds. We expect the challenging macroeconomic environment and the pandemic-related impacts will continue to persist into at least the third quarter of fiscal year 2023.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 17% of gross revenue for the December 2022 quarter, 18% for the September 2022 quarter and 14% for the December 2021 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Cost of revenue	$1,641	$1,553	$2,168	$3,194	$4,327
Gross profit	246	482	948	728	1,904
Gross margin	13%	24%	30%	19%	31%
Gross margin for the December 2022 quarter decreased compared to both the September 2022 quarter and the December 2021 quarter primarily driven by $108 million of order cancellation fees, $79 million of factory underutilization charges associated with lower production levels, price erosion and acceleration of depreciation expense for certain capital equipment.
Gross margin for the six months ended December 30, 2022 decreased compared to the six months ended December 31, 2021 primarily driven by $139 million of factory underutilization charges associated with lower production levels and pandemic-related lockdown in one of our factories, $108 million of order cancellation fees, price erosion and acceleration of depreciation expense for certain capital equipment.
In the December 2022 quarter, total warranty cost was 1.5% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.7% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.7%, 0.6% and 0.7% of revenue for the December 2022 quarter, September 2022 quarter and December 2021 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Product development	$200	$234	$228	$434	$461
Marketing and administrative	125	129	136	254	269
Amortization of intangibles	—	3	3	3	6
Restructuring and other, net	81	9	1	90	2
Operating expenses	$406	$375	$368	$781	$738
Product development expense. Product development expenses decreased by $34 million in the December 2022 quarter compared to the September 2022 quarter primarily due to a $22 million decrease in depreciation expense and a $12 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our October 2022 restructuring plan.
Product development expenses decreased by $28 million in the December 2022 quarter compared to the December 2021 quarter primarily due to an $18 million decrease in variable compensation and related benefit expense, a $4 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our October 2022 restructuring plan and a $4 million decrease in materials expense.
Product development expenses decreased by $27 million for the six months ended December 30, 2022 compared to the six months ended December 31, 2021 primarily due to a $40 million decrease in variable compensation and related benefit expense, a $3 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our October 2022 restructuring plan and a $3 million decrease in equipment expense, partially offset by a $23 million increase in depreciation expense.
Marketing and administrative expense. Marketing and administrative expenses decreased by $4 million in the December 2022 quarter compared to the September 2022 quarter primarily due to a $7 million recovery of an accounts receivable previously written-off in prior years and a $4 million decrease in travel expenses, partially offset by a $6 million increase in compensation and other employee benefits as a result of increase in share-based compensation.
Marketing and administrative expenses decreased by $11 million in the December 2022 quarter compared to the December 2021 quarter primarily due to an $11 million decrease in variable compensation and related benefit expense and a $7 million recovery of an accounts receivable previously written-off in prior years, partially offset by a $2 million increase in advertising costs.

Marketing and administrative expenses decreased by $15 million for the six months ended December 30, 2022 compared to the six months ended December 31, 2021 primarily due to a $24 million decrease in variable compensation and related benefit expense and a $7 million recovery of an accounts receivable previously written-off in prior years, partially offset by a $5 million increase in travel expenses as a result of the easing of pandemic-related travel restrictions in the prior quarter, a $4 million increase in advertising costs and a $3 million increase in outside services expense.
Amortization of intangibles. Amortization of intangibles decreased by $3 million in the December 2022 quarter compared to the September 2022 quarter and also for the three and six months ended December 30, 2022 compared to the three and six months ended December 31, 2021, due to certain intangible assets that reached the end of their useful lives.
Restructuring and other, net. Restructuring and other, net for the three and six months ended December 30, 2022 was $81 million and $90 million, respectively, and primarily comprised of cost incurred related to the restructuring plan we committed to on October 24, 2022 to reduce our workforce by approximately 3,000 employees to better align our operational needs to current macroeconomic conditions while continuing to support the long-term business strategy.
Other Income (Expense), Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Other income (expense), net	$122	$(80)	$(66)	$42	$(119)
Other income (expense), net. Other income, net increased by $202 million for the December 2022 quarter compared to the September 2022 quarter primarily due to a $204 million net gain recognized from early redemption and extinguishment of $964 million of debt from the July 2029 Notes, January 2031 Notes and July 2031 Notes in exchange with issuance of the new December 2032 Notes of $750 million.
Other income, net increased by $188 million for the December 2022 quarter compared to the December 2021 quarter primarily due to a $204 million net gain recognized from early redemption and extinguishment of $964 million of debt from the July 2029 Notes, January 2031 Notes and July 2031 Notes in exchange with issuance of the new December 2032 Notes of $750 million, partially offset by a $14 million increase in interest expense.
Other income, net increased by $161 million for the six months ended December 30, 2022 compared to the six months ended December 31, 2021 primarily due to a $204 million net gain recognized from early redemption and extinguishment of $964 million of debt from the July 2029 Notes, January 2031 Notes and July 2031 Notes in exchange with issuance of the new December 2032 Notes of $750 million, partially offset by a $26 million increase in interest expense and a $7 million higher non-recurring gain from our strategic investments in the prior comparable period.
Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2022	September 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
(Benefit from) provision for income taxes	$(5)	$(2)	$13	$(7)	$20
We recorded income tax benefits of $5 million and $7 million for the three and six months ended December 30, 2022, respectively. The discrete items in the income tax provision were not material for the three months ended December 30, 2022. The income tax benefit for the six months ended December 30, 2022 included approximately $5 million of net discrete tax benefit, primarily associated with the excess tax benefits related to share-based compensation expense.
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
During the six months ended December 30, 2022, our unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $110 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. We do not expect material changes to our unrecognized tax benefits in the next twelve months beginning December 31, 2022.

We recorded income tax provisions of $13 million and $20 million for the three and six months ended December 31, 2021. The discrete items in the income tax provision were not material for the three months ended December 31, 2021. The income tax provision for the six months ended December 31, 2021 included approximately $9 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for the three and six months ended December 30, 2022 and December 31, 2021 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs and capital expenditures, will allow us to manage the ongoing impacts of macroeconomic and pandemic-related headwinds including higher inflationary pressures, inventory adjustments by our customers and the overall market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the global economic factors and the pandemic.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of December 30, 2022.
Cash and Cash Equivalents

(Dollars in millions)	December 30, 2022	July 1, 2022	Change
Cash and cash equivalents	$770	$615	$155
Our cash and cash equivalents as of December 30, 2022 increased by $155 million from July 1, 2022 primarily as a result of net proceeds of $600 million from the issuance of long-term debt and net cash of $496 million provided by operating activities partially offset by the repurchases of our ordinary shares of $408 million, dividends paid to our shareholders of $292 million and payments for capital expenditures of $212 million.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended December 30, 2022 was $496 million and includes the effects of net loss adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $692 million in accounts receivable, primarily due to lower revenue and timing of collections;
•a decrease of $371 million in inventories, primarily due to a decrease in units built to align with the prevailing demand environment;
•an increase of $110 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $919 million in accounts payable, primarily due to a decrease in materials purchased; and
•a decrease of $145 million in accrued employee compensation, primarily due to cash paid to our employees as part of our discretionary spending plans.

Cash Used in Investing Activities
Cash used in investing activities for the six months ended December 30, 2022 was $210 million, primarily attributable to payments for the purchase of property, equipment and leasehold improvements.
Cash Provided by Financing Activities
Net cash used in financing activities of $131 million for the six months ended December 30, 2022 was primarily attributable to the following activities:
•$408 million in payments for repurchases of our ordinary shares; and
•$292 million in dividend payments; partially offset by
•$600 million in net proceeds from the issuance of Term Loan A3.
Liquidity Sources
Our primary sources of liquidity as of December 30, 2022 consist of: (1) approximately $770 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.75 billion available for borrowing under our Revolving Credit Facility, which is part of the Credit Agreement.
As of December 30, 2022, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through October 14, 2026. As of December 30, 2022, we were in compliance with all of the covenants under our debt agreements. On November 8, 2022, we entered into the Seventh Amendment to our Credit Agreement to increase the maximum permitted total leverage ratio we must comply with during the covenant relief period which ends on June 28, 2024. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants.
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
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness and to fund our quarterly dividend and any future strategic investments. As of December 30, 2022, our contractual cash requirements have not changed materially since our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, except for the purchase obligations, long-term debt obligations and restructuring.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of December 30, 2022, we had unconditional purchase obligations of approximately $4.3 billion primarily related to purchases of inventory components with our suppliers. We expect $1.2 billion of these commitments to be paid during the remainder of fiscal year 2023.
During the December 2022 quarter, we recorded order cancellation fees of $108 million to terminate certain purchase commitments related to purchase of inventory component and equipment. We expect these amounts to be paid within one year.

Long-term debt and interest payments on debt
On August 18, 2022, we amended our credit agreement and borrowed a new Term Loan A3 in the aggregate principal amount of $600 million. Term Loan A3 bears interest at a rate of SOFR plus a variable margin of 1.25% to 2.5%, in each case with such margin being determined based on the corporate credit rating of the Borrower or one of its parent entities. Term Loan A3 is repayable in quarterly installments beginning on December 31, 2022 and is scheduled to mature on July 30, 2027.
On November 30, 2022, the Company completed an exchange offer in which $964 million principal amount in aggregate of the July 2029 Notes, January 2031 Notes and July 2031 Notes were exchanged for $750 million principal amount of 9.625% Senior Notes due on December 1, 2032. The exchange was accounted for as a debt extinguishment and resulted in a net gain of $204 million.
As of December 30, 2022, the future principal payment obligation on our long-term debt was $6.1 billion, of which $636 million will mature within one year. As of December 30, 2022, future interest payments on this outstanding debt is estimated to be approximately $1.9 billion, of which $282 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
Restructuring
On October 24, 2022, our Board of Directors approved and committed to the October 2022 Plan to reduce its cost structure to better align our operational needs to current economic conditions while continuing to support the long-term business strategy. The October 2022 Plan includes reducing our worldwide headcount by approximately 3,000 employees, or 8% of the global workforce, along with other cost saving measures. During the December 2022 quarter, we recorded restructuring charges of $81 million, primarily related to the October 2022 Plan, and made cash payments of $34 million for all active restructuring plans.
As of December 30, 2022, the future cash payments related to the Company’s remaining active restructuring plans were $57 million, of which $54 million is expected to be paid during the remainder of fiscal year 2023 and $3 million thereafter.
Dividends
During the December 2022 quarter, our Board of Directors declared dividends of $0.70 per share, totaling $145 million, which was paid on January 5, 2022. On January 25, 2023, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on April 6, 2023 to shareholders of record at the close of business on March 22, 2023. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at the Company’s discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of December 30, 2022, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of December 30, 2022, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of December 30, 2022.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loans bear interest at a variable rate equal to SOFR plus a variable margin.
We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of December 30, 2022, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.6 billion, of which $600 million will mature in September 2025 and $1.0 billion will mature in July 2027.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 30, 2022.

	Fiscal Years Ended						Total	Fair Value at December 30, 2022
(Dollars in millions, except percentages)	2023	2024	2025	2026	2027	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$174	$—	$—	$—	$—	$—	$174	$174
Average interest rate	4.36%						4.36%
Other debt securities
Fixed rate	$—	$—	$—	$15	$—	$1	$16	$16
Debt
Fixed rate	$540	$500	$479	$—	$505	$2,276	$4,300	$4,057
Average interest rate	4.75%	4.88%	4.75%	—%	4.88%	6.18%	5.54%
Variable rate	$68	$86	$137	$667	$144	$698	$1,800	$1,712
Average interest rate	5.53%	5.48%	5.48%	5.63%	5.42%	5.47%	5.53%

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
We recognized a net loss of $12 million and a net gain of $6 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended December 30, 2022. We recognized a net loss of $19 million and a net gain of $8 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the six months ended December 30, 2022.
The table below provides information as of December 30, 2022 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$218	$1.37	$4
Thai Baht	150	$34.51	2
Chinese Renminbi	93	$6.79	(2)
British Pound Sterling	81	$0.81	(1)
Total	$542		$3
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 30, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended December 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A.RISK FACTORS
Summary of Risk Factors
The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, brand or the price of our outstanding ordinary shares and make an investment in our ordinary shares speculative or risky.
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
•If we do not control our costs, we will not be able to compete effectively and may suffer an adverse impact on our financial condition.
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
•We have cancelled purchased commitments with suppliers and incurred cost associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers in the future, which could result in penalties, increased manufacturing costs or excess inventory.
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
•Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered and any changes to or violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

•We must successfully implement our new global enterprise resource planning system and maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Some of our key customers such as OEM customers including large hyperscale data center companies and CSPs account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be difficult or costly for us to attract new key customers. Conversely, if one of our key customers unexpectedly increases its orders, and if we are unable to produce the additional product volumes in a timely manner, this could also damage our customer relationships and reputation, which may adversely affect our results of operations. Additionally, some of our key customers are subject to cyclical demand which resulted in December 2022 quarter and may result in the future in variability of their orders and timing of their purchase with us and if one of our key customers unexpectedly reduces, delays or cancels orders, our revenues and results of operations may be adversely affected.
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
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could result in adverse material effects on our financial condition and results of operations.
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
We are dependent on our long-term investments to manufacture adequate products. Our investment decisions in adding new assembly and test capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest, which would lead to excess capacity, underutilization charges, or impairments.
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
•longer product life cycles; and
•changes in macroeconomic conditions that cause customers to spend less, such as the imposition of new tariffs, increased laws and regulations and increased unemployment levels.

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
Our nearline storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are also tailored to meet the specific requirements of individual customers and are often integrated by our customers into the systems and products that they sell. Factors that affect the length of our sales cycle include:
•the time required for developing, testing and evaluating our products before they are deployed;
•the size of the deployment; and
•the complexity of system configuration necessary to deploy our products.
As a result, our sales cycle for nearline storage solutions could exceed one year and frequently are unpredictable. Additionally, our nearline storage solutions is subject to variability of sales primarily due to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in excess inventory and associated inventory reserves or write-downs, which could harm our business, financial condition and results of operations.
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
We are a global company and have significant sales operations outside of the United States, including sales personnel and customer support operations. We also generate a significant portion of our revenue from sales outside the U.S. Disruptions in the economic, environmental, political, legal or regulatory landscape in the countries where we operate may have a material adverse impact on our manufacturing and sales operations. Disruptions in financial markets, the deterioration of global economic conditions and geopolitical uncertainty and instability or war, such as the military action against Ukraine launched by Russia, have had and may continue to have an impact on our sales to customers and end-users located in the EMEA region.
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

•workforce disruptions due to illness, quarantines, governmental actions, other restrictions and/or the social distancing measures we have taken to mitigate the impact of the COVID-19 pandemic in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate;
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
There are many factors outside of our control, such as new strains of COVID-19 virus, the distribution and efficacy of the existing or new vaccines, the response and measures taken by government authorities around the world, and the response of the financial and consumer markets to the prolonged pandemic and governmental measures. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak or variants thereof. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of the COVID-19 pandemic on our operations, direct and indirect suppliers, partners and customers. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.
If we do not control our costs, we will not be able to compete effectively and may suffer an adverse impact on our financial condition.
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
We often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In such cases, any technical issues in the supplier’s technology may cause us to delay shipments of our new technology deployments and harm our financial position.

We have cancelled purchase commitments with suppliers and incurred cost associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may not meet our purchase commitments to certain suppliers in the future, which could result in penalties, increased manufacturing costs or excess inventory.
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In the December 2022 quarter, we have cancelled purchase commitments with certain suppliers due to a change in forecasted demand and incurred fees associated with such cancellation. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet our purchase commitments with suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or if we shift output from our internal manufacturing facilities in order to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
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
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct and human rights. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers, suppliers and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business.
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
Macroeconomic developments such as slowing global economies, trade disputes, sanctions, increased tariffs between the U.S. and China, Mexico and other countries, the withdrawal of the United Kingdom (“U.K.”) from the EU, or adverse economic conditions worldwide resulting from the COVID-19 pandemic and efforts of governments and private industry to slow the pandemic or efforts of governments to stimulate or stabilize the economy may adversely impact our business. Significant inflation and related increases in interest rates, have negatively affected our business in recent quarters and could continue in the near future to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness.
Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. If we cannot fund our liquidity requirements, we may have to reduce or delay capital expenditures, product development efforts, investments and other general corporate expenditures. We cannot assure you that any of these remedies would, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our obligations, which would affect our results of operations. In addition, our ability to service our debt obligations and comply with debt covenants depends on our financial performance. If we fail to meet our debt service obligations or fail to comply with debt covenants, or are unable to modify, obtain a waiver, or cure a debt covenant on terms acceptable to us or at all, we could be in default of our debt agreements and instruments. Such a default could result in an acceleration of other debt and may require us to engage in distressed debt transactions on terms unfavorable to us, which could have a material negative impact on our financial performance, stock market price and operations.
We are leveraged and require significant amounts of cash to service our debt. Our debt and debt service requirements could adversely affect our ability to operate our business and may reduce our options for capital allocation. Our high level of debt presents the following risks:
•we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•our substantial leverage increases our vulnerability to economic downturns, decreased availability of capital and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry, and could limit our ability to borrow more money for operations or capital in the future and implement our business strategies;
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity, wildfires and drought conditions, and in Asia, near major earthquake faults known for seismic activity. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities. Many of our suppliers and customers are also located in areas with risks of natural disasters. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and results of operations could be materially adversely affected.

Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations or cost increases in freight and other logistical services, governmental actions limiting the movement of products or employees between regions, increases in or changes to data collection and reporting obligations, delays in production ramps of new products, and disruptions in our operations and those of some of our key direct and indirect suppliers and customers. For example, the COVID-19 pandemic resulted in government-imposed travel restrictions, border closures, stay-at-home orders, facility closures or operating constraints in a number of our global locations, disruptions in our operations and those of our suppliers, partners, and customers, increases in air freight rates, limited numbers of employees available to staff manufacturing operations, and shortages of supplies of personal protective equipment required for our manufacturing operations. If any of these circumstances continue for an additional extended period of time, our manufacturing ability and capacity, or those of our key direct and indirect suppliers or customers, could be impacted, and our results of operations and financial condition could be adversely affected.
LEGAL, REGULATORY AND COMPLIANCE RISKS
Our business is subject to various laws, regulations, governmental policies, litigation, governmental investigations or governmental proceedings that may cause us to incur significant expense or adversely impact our results or operations and financial condition.
Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. Laws, regulations and policies may change in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development, and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. Jurisdictions such as China, Malaysia, Northern Ireland, Singapore, Thailand and the U.S., in which we have significant operating assets, and the European Union each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, data privacy, protection, security and sovereignty, price controls and international trade, which have had and may continue to have an adverse effect on our business operations and financial condition.
Our business, particularly our Lyve products and related services, is subject to state, federal, and international laws and regulations relating to data privacy, data protection and data security. Changes to our products or services or the manner in which our customers utilize our products or services may result in new or enhanced costly compliance requirements and governmental or regulatory scrutiny. Additionally, our business is subject to state, federal, and international laws and regulations that subject us to requirements to notify vendors, customers, or employees of a data security breach.
Further, the sale and manufacturing of products in certain states and countries has and may continue to subject us and our suppliers to state, federal and international laws and regulations governing protection of the environment, including those governing climate change, discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. If additional or more stringent requirements are imposed on us and our suppliers in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material adverse effect on our financial condition or results of operations.
As the laws and regulations to which we are subject to continue to change and vary greatly from jurisdiction to jurisdiction, compliance with such laws and regulations may be onerous, may create uncertainty as to how they will be applied and interpreted, and may continue to increase our cost of doing business globally.
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings arising in the normal course of business. Litigation, government investigations or governmental proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, which could materially harm our business. The costs associated with litigation and government investigations can also be unpredictable depending on the complexity and length of time devoted to such litigation or investigation. Litigation, investigations or government proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.

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
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the U.S., China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. For example, on August 29, 2022, we received a PCL from the BIS, alleging violations of the EAR. The PCL alleges we acted in violation of the EAR by providing our HDDs to a customer and its affiliates listed on the BIS Entity List between August 2020 and September 2021. We have responded to the PCL, setting forth our position that we did not engage in prohibited conduct as alleged by BIS, because, among other reasons, our HDDs are not subject to the EAR. We are engaged in discussions with BIS to see if a resolution can be reached. The matters raised by the PCL remain unresolved at this time, and there can be no assurance as to the timing or terms of any final outcome. Also, if a resolution is not reached, we believe that this matter will result in litigation between the Company and BIS. We are unable at this time to estimate the range of loss and/or penalty, although it is possible that the outcome could have a material impact on our business, results of operations, financial condition, and cash flows.
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

Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on our edge-to-cloud mass storage platform. As our operations become more automated, increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, and maintenance of data, such as corruption, loss or unavailability of, or damage to, and other security risks to, data, will continue to increase. Despite the measures we and our vendors put in place to secure our computer equipment and data belonging to us, our customers, suppliers, employees or other third parties, the computer equipment and data have been and may continue to be vulnerable to phishing, employee error, hacking, ransomware and other cyberattacks, malfeasance, system error or other irregularities or incidents, including from breaches and incidents or attacks at third party vendors we utilize. In addition, the measures we take may not be sufficient for all eventualities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques to attack or to exploit any security vulnerabilities of our products and services.
The costs to eliminate or address the foregoing security problems and security vulnerabilities before or after a security breach or incident may be significant. Certain legacy IT systems may not be easily remediated, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and may result in litigation or governmental investigations, fines, penalties, indemnity obligations and other potential liability and costs for us, materially damage our brand or otherwise materially harm our business.
We must successfully implement our new global enterprise resource planning system and maintain and upgrade our IT systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter and may be discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.
As of December 30, 2022, $1.9 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended December 30, 2022, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2022 through October 28, 2022	—	—	—	$1,926
October 29, 2022 through November 25, 2022	—	—	—	1,926
November 26, 2022 through December 30, 2022	—	—	—	1,926
Total	—		—
__________________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

10.1	Indenture for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, as Issuer, Seagate Technology Unlimited Company and Seagate Technology Holdings plc, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	11/30/2022

10.2	Form of 9.625% Senior Note due 2032	8-K	001-31560	4.2	11/30/2022

10.3	Registration Rights Agreement for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, Seagate Technology Unlimited Company, Seagate Technology Holdings plc, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., BofA Securities, Inc., Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and BNP Paribas Securities Corp	8-K	001-31560	4.3	11/30/2022

10.4	Seventh Amendment, dated as of November 8, 2022 to the Credit Agreement as of February 2019					X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	January 25, 2023	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)