Form 10-Q
period 2023-03-31
Seagate Technology Holdings plc
filed 2023-04-26
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2023, 207,082,374 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2023	July 1, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$766	$615
Accounts receivable, net	994	1,532
Inventories	1,200	1,565
Other current assets	637	321
Total current assets	3,597	4,033
Property, equipment and leasehold improvements, net	1,753	2,239
Goodwill	1,237	1,237
Other intangible assets, net	1	9
Deferred income taxes	1,127	1,132
Other assets, net	252	294
Total Assets	$7,967	$8,944
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,697	$2,058
Accrued employee compensation	84	252
Accrued warranty	73	65
Current portion of long-term debt	1,118	584
Accrued expenses	667	596
Total current liabilities	3,639	3,555
Long-term accrued warranty	88	83
Other non-current liabilities	404	135
Long-term debt, less current portion	4,840	5,062
Total Liabilities	8,971	8,835
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ (Deficit) Equity:
Ordinary shares and additional paid-in capital	7,342	7,190
Accumulated other comprehensive income	84	36
Accumulated deficit	(8,430)	(7,117)
Total Shareholders’ (Deficit) Equity	(1,004)	109
Total Liabilities and Shareholders’ (Deficit) Equity	$7,967	$8,944

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$1,860	$2,802	$5,782	$9,033

Cost of revenue	1,541	1,996	4,735	6,323
Product development	191	233	625	694
Marketing and administrative	123	141	377	410
Amortization of intangibles	—	3	3	9
BIS settlement penalty	300	—	300	—
Restructuring and other, net	20	—	110	2
Total operating expenses	2,175	2,373	6,150	7,438

(Loss) income from operations	(315)	429	(368)	1,595

Interest income	2	—	4	1
Interest expense	(81)	(63)	(229)	(184)
Net gain recognized from early redemption of debt	3	—	207	—
Other, net	(9)	(15)	(25)	(14)
Other expense, net	(85)	(78)	(43)	(197)

(Loss) income before income taxes	(400)	351	(411)	1,398
Provision for income taxes	33	5	26	25
Net (loss) income	$(433)	$346	$(437)	$1,373

Net (loss) income per share:
Basic	$(2.09)	$1.59	$(2.11)	$6.18
Diluted	$(2.09)	$1.56	$(2.11)	$6.08
Number of shares used in per share calculations:
Basic	207	218	207	222
Diluted	207	222	207	226

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net (loss) income	$(433)	$346	$(437)	$1,373
Other comprehensive income (loss), net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(6)	56	45	58
(Gains) losses reclassified into earnings	(9)	6	2	18
Net change	(15)	62	47	76
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	—	—	—	1
Losses reclassified into earnings	—	—	1	1
Net change	—	—	1	2
Total other comprehensive (loss) income, net of tax	(15)	62	48	78
Comprehensive (loss) income	$(448)	$408	$(389)	$1,451

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	March 31, 2023	April 1, 2022
OPERATING ACTIVITIES
Net (loss) income	$(437)	$1,373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	409	324
Share-based compensation	93	106
Deferred income taxes	4	2
Net gain on redemption and repurchase of debt	(207)	—
Other non-cash operating activities, net	15	46
Changes in operating assets and liabilities:
Accounts receivable, net	538	(186)
Inventories	365	(275)
Accounts payable	(327)	209
Accrued employee compensation	(168)	(88)
Accrued expenses, income taxes and warranty	69	19
Other assets and liabilities	370	(53)
Net cash provided by operating activities	724	1,477
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(266)	(309)
Proceeds from the sale of assets	15	—
Purchases of investments	(1)	(18)
Proceeds from sale of investments	—	34
Net cash used in investing activities	(252)	(293)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(71)	(701)
Dividends to shareholders	(437)	(458)
Repurchases of ordinary shares	(408)	(1,313)
Taxes paid related to net share settlement of equity awards	(41)	(45)
Proceeds from issuance of long-term debt	600	1,200
Proceeds from issuance of ordinary shares under employee stock plans	59	68
Other financing activities, net	(23)	(6)
Net cash used in financing activities	(321)	(1,255)
Increase (decrease) in cash, cash equivalents and restricted cash	151	(71)
Cash, cash equivalents and restricted cash at the beginning of the period	617	1,211
Cash, cash equivalents and restricted cash at the end of the period	$768	$1,140

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For the Three Months Ended March 31, 2023 and April 1, 2022
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 30, 2022	206	$—	$7,281	$99	$(7,850)	$(470)
Net loss					(433)	(433)
Other comprehensive loss				(15)		(15)
Issuance of ordinary shares under employee share plans	1		30			30
Tax withholding related to vesting of restricted share units	—				(2)	(2)
Dividends to shareholders ($0.70 per ordinary share)					(145)	(145)
Share-based compensation			31			31
Balance at March 31, 2023	207	$—	$7,342	$84	$(8,430)	$(1,004)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2021	219	$—	$7,084	$(25)	$(6,533)	$526
Net income					346	346
Other comprehensive income				62		62
Issuance of ordinary shares under employee share plans	1		31			31
Repurchases of ordinary shares	(4)				(428)	(428)
Dividends to shareholders ($0.70 per ordinary share)					(152)	(152)
Share-based compensation			36			36
Balance at April 1, 2022	216	$—	$7,151	$37	$(6,767)	$421

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For the Nine Months Ended March 31, 2023 and April 1, 2022
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net loss					(437)	(437)
Other comprehensive income				48		48
Issuance of ordinary shares under employee share plans	3		59			59
Repurchases of ordinary shares	(5)				(400)	(400)
Tax withholding related to vesting of restricted share units	(1)				(41)	(41)
Dividends to shareholders ($2.10 per ordinary share)					(435)	(435)
Share-based compensation			93			93
Balance at March 31, 2023	207	$—	$7,342	$84	$(8,430)	$(1,004)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income					1,373	1,373
Other comprehensive income				78		78
Issuance of ordinary shares under employee share plans	4		68			68
Repurchases of ordinary shares	(14)				(1,333)	(1,333)
Tax withholding related to vesting of restricted share units	(1)				(45)	(45)
Dividends to shareholders ($2.07 per ordinary share)					(457)	(457)
Share-based compensation			106			106
Balance at April 1, 2022	216	$—	$7,151	$37	$(6,767)	$421

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
The Company’s consolidated financial statements for the fiscal year ended July 1, 2022 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 5, 2022. The Company believes that the disclosures included in these unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 1, 2022, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 30, 2023.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and nine months ended March 31, 2023 and the three and nine months ended April 1, 2022 consisted of 13 and 39 weeks, respectively. Fiscal years 2023 and 2022 both comprise of 52 weeks and end on June 30, 2023 and July 1, 2022, respectively. The fiscal quarters ended March 31, 2023, December 30, 2022 and April 1, 2022, are also referred to herein as the “March 2023 quarter”, the “December 2022 quarter” and the “March 2022 quarter”, respectively.
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
2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of March 31, 2023 and July 1, 2022:

	March 31, 2023			July 1, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$235	$—	$235	$60	$—	$60
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	16	—	16	23	—	23
Total	$252	$—	$252	$84	$—	$84

Included in Cash and cash equivalents			$234			$59
Included in Other current assets			2			2
Included in Other assets, net			16			23
Total			$252			$84
As of March 31, 2023 and July 1, 2022, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of March 31, 2023 and July 1, 2022, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of March 31, 2023.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of March 31, 2023, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$236	$236
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	1	1
Total	$252	$252
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	March 31, 2023	July 1, 2022	April 1, 2022	July 2, 2021
Cash and cash equivalents	$766	$615	$1,138	$1,209
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$768	$617	$1,140	$1,211
Accounts receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount. During the three and nine months ended March 31, 2023, the Company sold trade receivables without recourse for cash proceeds of $261 million and $672 million, respectively. As of March 31, 2023, the total amount that remained subject to servicing by the Company was $226 million. During the three and nine months ended April 1, 2022, the Company sold trade receivables without recourse for cash proceeds of $75 million, all of which remained subject to servicing by the Company as of April 1, 2022. The discounts on receivables sold were not material for the three and nine months ended March 31, 2023 and April 1, 2022.

Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	March 31, 2023	July 1, 2022
Raw materials and components	$633	$601
Work-in-process	302	414
Finished goods	265	550
Total inventories	$1,200	$1,565
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	March 31, 2023	July 1, 2022
Property, equipment and leasehold improvements	$10,267	$10,659
Accumulated depreciation and amortization	(8,514)	(8,420)
Property, equipment and leasehold improvements, net	$1,753	$2,239
During the March 2023 quarter, the Company recorded $355 million of held for sale land and buildings (collectively, the “properties”) which was included in Other current assets on its Condensed Consolidated Balance Sheet. Of the assets held for sale balance as of March 31, 2023, $243 million and $112 million are located in the Americas and in Asia, respectively. Depreciation related to the properties ceased as of the date these were determined to be held for sale. The sales of the properties are expected to be completed within one year, subject to customary closing conditions. As of July 1, 2022, the assets held for sale balance was not material.
Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	March 31, 2023	July 1, 2022
Dividends payable	$145	$147
Other accrued expenses	522	449
Total	$667	$596
Accumulated Other Comprehensive Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	45	—	—	45
Amounts reclassified from AOCI	2	1	—	3
Other comprehensive income	47	1	—	48
Balance at March 31, 2023	$98	$(13)	$(1)	$84

Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive income before reclassifications	58	1	—	59
Amounts reclassified from AOCI	18	1	—	19
Other comprehensive income	76	2	—	78
Balance at April 1, 2022	$58	$(20)	$(1)	$37

3.Debt
The following table provides details of the Company’s debt as of March 31, 2023 and July 1, 2022:

(Dollars in millions)	March 31, 2023	July 1, 2022
Unsecured Senior Notes(1)
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	$540	$540
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	500	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	465	466
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	500
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	—
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	585	600
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	585	600
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	585	—
	5,992	5,677
Less: unamortized debt issuance costs	(34)	(31)
Debt, net of debt issuance costs	5,958	5,646
Less: current portion of long-term debt	(1,118)	(584)
Long-term debt, less current portion	$4,840	$5,062
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
Debt Exchange
2032 Notes. On November 30, 2022, Seagate HDD issued, in a private placement, $750 million in aggregate principal amount of 9.625% Senior Notes due on December 1, 2032, in connection with Seagate HDD’s exchange offers to certain eligible holders of Seagate HDD’s outstanding existing senior notes as set forth below:

(Dollars in millions)
Existing Notes	Principal Amount Outstanding as of July 1, 2022	Principal Amount Exchanged
July 2031 Notes	$500	$423
July 2029 Notes	500	336
January 2031 Notes	500	205
Total	$1,500	$964
The exchange was accounted for as a debt extinguishment and the Company recorded a net gain of $204 million, which was included in Net gain recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2023.
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
Debt Repurchases
During the March 2023 quarter, $20 million principal amount of the January 2031 Notes, $5 million principal amount of the June 2029 Notes, and $5 million principal amount of the July 2031 Notes were repurchased for cash at a discount to their principal amounts, plus accrued and unpaid interest. The Company recorded a gain of $3 million on these repurchases during the March 2023 quarter, which was included in Net gain recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations.
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
The Credit Agreement provides a term loan facility in an aggregate principal amount of $1.8 billion that is extended in three tranches of $600 million each for Term Loans A1, A2 and A3 (the “Term Loans”), and a $1.75 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). During the March 2023 quarter the Company repaid $45 million principal amount of the Term Loans. As of March 31, 2023, no borrowings (including swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loans. The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of March 31, 2023.

Future Principal Payments on Long-term Debt
At March 31, 2023, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$563
2024	586
2025	617
2026	667
2027	649
Thereafter	2,943
Total	$6,025
4.Income Taxes
The Company recorded income tax provisions of $33 million and $26 million for the three and nine months ended March 31, 2023, respectively. The discrete items in the income tax provision were not material for the three and nine months ended March 31, 2023.
During the nine months ended March 31, 2023, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $115 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning April 1, 2023.
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
The Company’s income tax provision recorded for the three and nine months ended March 31, 2023 and the three and nine months ended April 1, 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Exit Costs
The Company recorded restructuring and other, net of $20 million and $110 million, for the three and nine months ended March 31, 2023. For the nine months ended April 1, 2022, the Company recorded restructuring and other, net of $2 million. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits, and facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statements of Operations.
October 2022 Plan - On October 24, 2022, the Company committed to an October 2022 restructuring plan (the “October 2022 Plan”) to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. On March 29, 2023, in light of further deteriorating economic conditions, the Company committed to an expansion of the October 2022 Plan to further reduce its global headcount by approximately 480 employees to a total reduction of approximately 3,480 employees. This expanded plan includes aligning its business plan to near-term market conditions, along with other cost saving measures. The October 2022 Plan is expected to be substantially completed by the end of the fiscal year 2023.

The following table summarizes the Company’s restructuring activities under its active restructuring plans:

	October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 1, 2022	$—	$—	$—	$5	$5
Restructuring charges	104	7	10	—	121
Cash payments	(76)	(1)	(10)	(1)	(88)
Accrual balances at March 31, 2023	$28	$6	$—	$4	$38
Total costs incurred inception to date as of March 31, 2023	$104	$7	$73	$24	$208
Total expected charges to be incurred as of March 31, 2023	$—	$—	$—	$—	$—
Of the accrued restructuring balance of $38 million at March 31, 2023, $35 million was included in Accrued expenses and $3 million was included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The accrued restructuring balance of $5 million at July 1, 2022 was included in Accrued expenses in the Company’s Condensed Consolidated Balance Sheet.
During the three and nine months ended March 31, 2023, the Company sold certain assets and recognized a gain of $11 million. The gain was included in Restructuring and other, net in the Company’s Condensed Consolidated Statements of Operations.
On April 20, 2023, the Company committed to an April 2023 restructuring plan (the “April 2023 Plan”) to further reduce its cost structure in response to changes in macroeconomic and business conditions. The April 2023 Plan is intended to align the Company’s operational needs with the near-term demand environment while continuing to support the long-term business strategy.
The April 2023 Plan is expected to be substantially completed by the end of the fiscal year 2023, with estimated total pre-tax charges of approximately $150 million. These charges are expected to be primarily cash-based and consist of employee severance and other one-time termination benefits.
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
The Company enters into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designates the interest rate swaps as cash flow hedges. On September 26, 2022, the Company terminated its then existing interest rate swap agreements relating to Term Loans A1 and A2 and received cash proceeds of $110 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows. The Company discontinued the related hedge accounting prospectively and as a result the realized gain of $110 million was accounted and reported in AOCI and is amortized to Interest expense in the Condensed Consolidated Statement of Operations over the remaining period of the Term Loans A1 and A2. During the three and nine months ended March 31, 2023, $7 million and $15 million of the gains were amortized to interest expense in the Company’s Condensed Consolidated Statements of Operations.
On September 26, 2022, the Company entered into new interest swap agreements with a notional amount of $1.6 billion, to convert the variable interest rate on certain principal amounts of the Term Loans drawn under its Credit Agreement. As of March 31, 2023, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.6 billion, of which $600 million will mature through September 2025 and $1.0 billion will mature through July 2027.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. There was no net unrealized gain or loss on cash flow hedges as of March 31, 2023 and the amount of net unrealized gain on cash flow hedges was $51 million as of July 1, 2022. As of March 31, 2023, the amount of existing net gains related to cash flow hedges recorded in AOCI included a net gain of $49 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI on the Company’s Condensed Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net loss of $1 million and a net gain of $10 million in Cost of revenue and Interest expense, respectively, related to the de-designation on discontinued cash flow hedges during the three months ended March 31, 2023. The Company recognized a net loss of $20 million and a net gain of $18 million in Cost of revenue and Interest expense, respectively, related to the de-designation on discontinued cash flow hedges during the nine months ended March 31, 2023. The Company recognized a net loss of $2 million and $4 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the three months ended April 1, 2022. The Company recognized a net loss of $10 million and $8 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designation on discontinued cash flow hedges during the nine months ended April 1, 2022.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 31, 2023 and July 1, 2022. All of the foreign currency forward exchange contracts mature within 12 months.

	As of March 31, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$210	$44
Thai Baht	123	25
Chinese Renminbi	68	16
British Pound Sterling	63	11
Total	$464	$96

	As of July 1, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$178	$52
Thai Baht	133	35
Chinese Renminbi	92	24
British Pound Sterling	64	15
Total	$467	$126

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of March 31, 2023, the notional investments underlying the TRS amounted to $105 million and the contract term is through January 2024, settled on a monthly basis, limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2023 and July 1, 2022:

	As of March 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$6	Accrued expenses	$—
Interest rate swap	Other current assets	4	Accrued expenses	(10)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	3	Accrued expenses	—
Total derivatives		$15		$(10)

	As of July 1, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(14)
Interest rate swap	Other current assets	65	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(5)
Total return swap	Other current assets	—	Accrued expenses	(4)
Total derivatives		$65		$(23)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2023:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$—	$(6)
Total return swap	Operating expenses	8	—

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$5	$4	Cost of revenue	$(1)	$(20)	Other, net	$(2)	$(3)
Interest rate swap	(11)	41	Interest expense	10	18	Interest expense	—	—
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

	March 31, 2023				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$234	$—	$—	$234	$59	$—	$—	$59
Total cash equivalents	234	—	—	234	59	—	—	59
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	16	16	—	—	23	23
Derivative assets	—	15	—	15	—	65	—	65
Total assets	$235	$16	$16	$267	$60	$66	$23	$149
Liabilities:
Derivative liabilities	$—	$10	$—	$10	$—	$23	$—	$23
Total liabilities	$—	$10	$—	$10	$—	$23	$—	$23

	March 31, 2023				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$234	$—	$—	$234	$59	$—	$—	$59
Other current assets	1	16	—	17	1	66	—	67
Other assets, net	—	—	16	16	—	—	23	23
Total assets	$235	$16	$16	$267	$60	$66	$23	$149
Liabilities:
Accrued expenses	$—	$10	$—	$10	$—	$23	$—	$23
Total liabilities	$—	$10	$—	$10	$—	$23	$—	$23

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 31, 2023, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded a net loss of $1 million and $4 million for the three and nine months ended March 31, 2023, respectively. The Company recorded a net gain of $2 million and $5 million for the three and nine months ended April 1, 2022, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $56 million and $61 million as of March 31, 2023 and July 1, 2022, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded a net gain of $3 million for the nine months ended March 31, 2023, related to upward adjustments due to observable price changes. The Company recorded a net gain of $4 million for the nine months ended April 1, 2022. As of March 31, 2023 and July 1, 2022, the carrying value of the Company’s strategic investments under the measurement alternative was $99 million and $88 million, respectively.

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

	March 31, 2023		July 1, 2022
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.750% Senior Notes due June 2023	$540	$539	$540	$538
4.875% Senior Notes due March 2024	500	495	499	494
4.750% Senior Notes due January 2025	479	470	479	471
4.875% Senior Notes due June 2027	504	487	504	483
4.091% Senior Notes due June 2029	465	443	466	427
3.125% Senior Notes due July 2029	163	130	500	396
4.125% Senior Notes due January 2031	275	235	500	410
3.375% Senior Notes due July 2031	72	56	500	393
9.625% Senior Notes due December 2032	750	852	—	—
5.750% Senior Notes due December 2034	489	449	489	433
SOFR Based Term Loan A1 due September 2025 (1)	585	574	600	588
SOFR Based Term Loan A2 due July 2027 (1)	585	562	600	586
SOFR Based Term Loan A3 due July 2027	585	568	—	—
	$5,992	$5,860	$5,677	$5,219
Less: unamortized debt issuance costs	(34)	—	(31)	—
Debt, net of debt issuance costs	$5,958	$5,860	$5,646	$5,219
Less: current portion of debt, net of debt issuance costs	(1,118)	(1,110)	(584)	(582)
Long-term debt, less current portion, net of debt issuance costs	$4,840	$4,750	$5,062	$4,637
_________________________________
(1) On August 18, 2022, the Company amended the Credit Agreement and replaced the LIBOR interest rates plus variable margin of Term Loans A1 and A2 with the SOFR interest rates plus a variable margin. Refer to “Note 3. Debt” for more details.
8.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 207,053,113 shares were outstanding as of March 31, 2023, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 31, 2023.
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
As of March 31, 2023, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The following table sets forth information with respect to repurchases of the Company’s ordinary shares during the nine months ended March 31, 2023:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares (1)	5	$400
Tax withholding related to vesting of equity awards	1	41
Total	6	$441
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
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues by Channel
OEMs	$1,358	$2,149	$4,268	$6,615
Distributors	294	349	890	1,418
Retailers	208	304	624	1,000
Total	$1,860	$2,802	$5,782	$9,033
Revenues by Geography (1)
Asia Pacific	$774	$1,292	$2,335	$4,308
Americas	799	1,171	2,588	3,436
EMEA	287	339	859	1,289
Total	$1,860	$2,802	$5,782	$9,033
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended March 31, 2023 and April 1, 2022 were as follows:

	For the Nine Months Ended
(Dollars in millions)	March 31, 2023	April 1, 2022
Balance, beginning of period	$148	$136
Warranties issued	42	62
Repairs and replacements	(71)	(65)
Changes in liability for pre-existing warranties, including expirations	42	15
Balance, end of period	$161	$148
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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Numerator:
Net (loss) income	$(433)	$346	$(437)	$1,373
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net (loss) income per share	207	218	207	222
Weighted-average effect of dilutive securities:
Employee equity award plans	—	4	—	4
Total shares for purposes of calculating diluted net (loss) income per share	207	222	207	226
Net (loss) income per share:
Basic	$(2.09)	$1.59	$(2.11)	$6.18
Diluted	$(2.09)	$1.56	$(2.11)	$6.08
For the three and nine months ended March 31, 2023, the Company recorded a net loss, and as such, all potentially dilutive securities related to the employee equity award plans have been excluded for those periods as including them would be anti-dilutive. The weighted average anti-dilutive shares that were excluded from the computation of diluted net (loss) income per share were 7 million for both the three and nine months ended March 31, 2023, and were not material for the three and nine months ended April 1, 2022.

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
Litigation
Lambeth Magnetic Structures LLC, v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods,” seeking damages as well as additional relief. The district court entered judgement in favor of Seagate on April 19, 2022. The parties filed post-trial motions with the district court in May 2022. On November 22, 2022, the court denied all pending post-trial motions. Lambeth Magnetic Structures LLC filed a notice of appeal to the Federal Circuit on December 20, 2022. A hearing date has not been set. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendants misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, as well as additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment Regarding Foreign Commerce and on October 14, 2022, Seagate Entities’ filed their corresponding opposition. A trial date has not been set.
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
BIS Settlement
On April 18, 2023, the Company’s subsidiaries Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd (collectively, “Seagate”), entered into a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) that resolves BIS’ allegations regarding Seagate’s sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. Under the terms of the Settlement Agreement, Seagate has agreed to pay $300 million to the BIS in quarterly installments of $15 million over the course of five years beginning October 31, 2023. Seagate has also agreed to complete three audits of its compliance with the license requirements of Section 734.9 of the U.S. Export Administration Regulations (“EAR”), including one audit by an unaffiliated third-party consultant chosen by Seagate with expertise in U.S. export control laws and two internal audits. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that Seagate has made full and timely payments under the Settlement Agreement and timely completed the audit requirements. While Seagate is in compliance with and upon successful compliance in full with the terms of the Settlement Agreement, BIS has agreed it will not initiate any further administrative proceedings against Seagate in connection with any violation of the EAR arising out of the transactions detailed in the Settlement Agreement.
While Seagate believed that it complied with all relevant export control laws at the time it made the hard disk drive sales at issue, Seagate determined that engaging with BIS and settling this matter was in the best interest of the Company, its customers and its shareholders. In determining to engage with BIS and resolve this matter through a settlement agreement, the Company considered a number of factors, including the risks and cost of protracted litigation involving the U.S. government, as well as the size of the potential penalty and the Company’s desire to focus on current business challenges and long-term business strategy. The Settlement Agreement includes a finding that the Company incorrectly interpreted the regulation at issue to require evaluation of only the last stage of Seagate’s hard disk drive manufacturing process rather than the entire process. As part of this settlement, Seagate has agreed not to contest BIS’ determination that the sales in question did not comply with the U.S. EAR.
The Company accrued a charge of $300 million for the March 2023 quarter, which is reflected under BIS settlement penalty on its Condensed Consolidated Statements of Operations. As of March 31, 2023, $30 million and $270 million were included in Accrued expense and Other non-current liabilities, respectively, on its Condensed Consolidated Balance Sheet.
Other Matters
From time to time, arising in the normal course of business, the Company is involved in a number of other judicial, regulatory or administrative proceedings and investigations incidental to its business, and the Company expects to be involved in such proceedings and investigations arising in the normal course of its business in the future. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

13.Commitments
Unconditional Long-Term Purchase Obligations. As of March 31, 2023, the Company had unconditional long-term purchase obligations of approximately $3.2 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $849 million, $641 million, $649 million, $684 million and $356 million for fiscal years 2024, 2025, 2026, 2027 and thereafter, respectively.
During the nine months ended March 31, 2023, the Company recorded order cancellation fees of $108 million to terminate certain purchase commitments related to purchase of inventory components and equipment, which was reflected under Cost of revenue on its Condensed Consolidated Statements of Operations. As of March 31, 2023, $68 million remained unpaid and is expected to be paid within one year.
14.Subsequent Events
Dividend Declared
On April 20, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on July 5, 2023 to shareholders of record as of the close of business on June 21, 2023.
Restructuring Plan
On April 20, 2023, the Company committed to the April 2023 plan to further reduce its cost structure in response to changes in macroeconomic and business conditions. See “Note 5. Restructuring and Exit Costs” for more information.
Subsequent Regulatory Settlement
On April 18, 2023, the Company entered into the Settlement Agreement with BIS that resolves BIS’ allegations regarding its sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. See “Note 12. Legal, Environmental and Other Contingencies” for more information.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended March 31, 2023, December 30, 2022 and April 1, 2022, referred to herein as the “March 2023 quarter,” the “December 2022 quarter,” and the “March 2022 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2023 quarter, the December 2022 quarter and the March 2022 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to historical fact. These statements may include, among other things, statements about our plans, strategies and prospects; beliefs and assumptions of our management; anticipated market demand for our products; shifts in technology; estimates of industry growth; anticipated economic conditions worldwide; statements regarding our settlement with BIS; expectations regarding our ability to effectively manage our cash liquidity position and debt obligations, and comply with the covenants in our credit facilities; projections regarding our cost savings and restructuring efforts; the sufficiency of our sources of cash to meet cash needs for the next 12 months; and our expectations regarding capital expenditures. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from historical experience and our present expectations or projections. Therefore, undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the March 2023 quarter. Highlights of events in the March 2023 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the March 2023 quarter to the December 2022 quarter and the March 2022 quarter.
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
Overview of the March 2023 quarter
During the March 2023 quarter, we shipped 119 exabytes of HDD storage capacity. We generated revenue of approximately $1.9 billion with a gross margin of 17%. Our operating cash flow was $228 million and we paid $145 million in dividends. Additionally, we accrued a settlement penalty of $300 million related to BIS’ allegations regarding violations of the U.S. EAR, which were subsequently resolved by a settlement agreement in April 2023.
Recent Development, Economic Conditions and Challenges
During the March 2023 quarter, the data storage industry and our business continued to be impacted by macroeconomic headwinds and customer inventory adjustments, which led to a slowdown in demand for our products, particularly in the mass capacity markets. These reductions in demand have required us to reduce manufacturing production plans and recognize manufacturing underutilization charges. We expect these factors will continue to impact our business and results of operations over the near-term.

During the March 2023 quarter, in light of further deteriorating economic conditions, we committed to an expansion of the October 2022 Plan to further reduce the global headcount by approximately 480 employees to a total reduction of approximately 3,480 employees. This expanded plan includes aligning our business plan to near-term market conditions, along with other cost saving measures. The October 2022 Plan is expected to be substantially completed by the end of the fiscal year 2023. In connection to this expansion of the October 2022 Plan, we incurred additional employee termination costs and accelerated depreciation of certain capital equipment that would not be utilized as part of our operations.
We continue to actively monitor the effects and potential impacts of the macroeconomic conditions, pandemic and other factors on all aspects of our business, supply chain, liquidity and capital resources. We are also actively working on opportunities to further lower our cost structure, drive operational efficiencies through simplifying our product roadmaps and maintain supply chain discipline including adjusting our manufacturing production plans, annual capital expenditure plans and other meaningful cost savings measures in response to these business conditions. Subsequently on April 20, 2023, we committed to undertake the April 2023 restructuring plan to further reduce our cost in response to changes in macroeconomic and business conditions. The April 2023 Plan is expected to be substantially completed by the end of the fiscal year 2023, with estimated total pre-tax charges of approximately $150 million. These charges are expected to be primarily cash-based and consist of employee severance and other one-time termination benefits. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Subsequent Regulatory Settlement
On April 18, 2023, our subsidiaries Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd entered into the Settlement Agreement with the BIS that resolves BIS’ allegations regarding our sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. Under the terms of the Settlement Agreement, we agreed to pay $300 million to the BIS in quarterly installments of $15 million over the course of five years beginning October 31, 2023. We have also agreed to complete three audits of its compliance with the license requirements of Section 734.9 of the U.S. EAR, including one audit by an unaffiliated third-party consultant chosen by us with expertise in U.S. export control laws and two internal audits. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. While we are in compliance with and upon successful compliance in full with the terms of the Settlement Agreement, BIS has agreed it will not initiate any further administrative proceedings against us in connection with any violation of the EAR arising out of the transactions detailed in the Settlement Agreement.
While we believed that we complied with all relevant export control laws at the time we made the hard disk drive sales at issue, we determined that engaging with BIS and settling this matter was in the best interest of Seagate, our customers and our shareholders. In determining to engage with BIS and resolve this matter through a settlement agreement, we considered a number of factors, including the risks and cost of protracted litigation involving the U.S. government, as well as the size of the potential penalty and our desire to focus on current business challenges and long-term business strategy. The Settlement Agreement includes a finding that we incorrectly interpreted the regulation at issue to require evaluation of only the last stage of our hard disk drive manufacturing process rather than the entire process. As part of this settlement, we have agreed not to contest BIS’ determination that the sales in question did not comply with the U.S. EAR. Refer to “Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” for more details.

Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$1,860	$1,887	$2,802	$5,782	$9,033
Cost of revenue	1,541	1,641	1,996	4,735	6,323
Gross profit	319	246	806	1,047	2,710
Product development	191	200	233	625	694
Marketing and administrative	123	125	141	377	410
Amortization of intangibles	—	—	3	3	9
BIS settlement penalty	300	—	—	300	—
Restructuring and other, net	20	81	—	110	2
(Loss) income from operations	(315)	(160)	429	(368)	1,595
Other (expense) income, net	(85)	122	(78)	(43)	(197)
(Loss) income before income taxes	(400)	(38)	351	(411)	1,398
Provision for (Benefit from) income taxes	33	(5)	5	26	25
Net (loss) income	$(433)	$(33)	$346	$(437)	$1,373

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	100%	100%	100%	100%	100%
Cost of revenue	83	87	71	82	70
Gross margin	17	13	29	18	30
Product development	10	11	8	11	9
Marketing and administrative	7	7	5	7	5
Amortization of intangibles	—	—	—	—	—
BIS settlement penalty	16	—	—	5	—
Restructuring and other, net	1	4	—	1	—
Operating margin	(17)	(8)	16	(6)	16
Other (expense) income, net	(4)	6	(4)	(1)	(2)
(Loss) income before income taxes	(21)	(2)	12	(7)	14
Provision for (Benefit from) income taxes	2	—	—	1	—
Net (loss) income	(23)%	(2)%	12%	(8)%	14%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Revenues by Channel (%)
OEMs	73%	72%	77%	74%	73%
Distributors	16%	16%	12%	15%	16%
Retailers	11%	12%	11%	11%	11%
Revenues by Geography (%) (1)
Asia Pacific	42%	40%	46%	40%	48%
Americas	43%	45%	42%	45%	38%
EMEA	15%	15%	12%	15%	14%
Revenues by Market (%)
Mass capacity	66%	66%	69%	67%	66%
Legacy	20%	22%	23%	20%	25%
Other	14%	12%	8%	13%	9%

HDD Exabytes Shipped by Market
Mass capacity	104	97	133	305	402
Legacy	15	16	21	45	74
Total	119	113	154	350	476

HDD Price per Terabyte	$14	$15	$17	$14	$17
_________________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the March 2023 quarter decreased by $27 million from the December 2022 quarter primarily due to price erosion, partially offset by an increase in mass capacity exabytes shipped and higher demand for our non-HDD products.
Revenue for the three and nine months ended March 31, 2023 decreased by $942 million and $3.3 billion from the three and nine months ended April 1, 2022, respectively, primarily due to a decrease in exabytes shipped as a result of lower market demand in mass capacity and legacy markets that were impacted by macroeconomic conditions and price erosion. Additionally, the decrease in revenue for the nine months ended March 31, 2023 compared to the nine months ended April 1, 2022 was impacted by pandemic-related headwinds.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 16% of gross revenue for the March 2023 quarter, 17% for the December 2022 quarter and 14% for the March 2022 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Cost of revenue	$1,541	$1,641	$1,996	$4,735	$6,323
Gross profit	319	246	806	1,047	2,710
Gross margin	17%	13%	29%	18%	30%
Gross margin for the March 2023 quarter increased compared to the December 2022 quarter primarily driven by $108 million of order cancellation fees incurred during the December 2022 quarter that did not recur, and lower accelerated depreciation expense for certain capital equipment, partially offset by price erosion.

Gross margin for the March 2023 quarter decreased compared to the March 2022 quarter primarily due to price erosion, less favorable product mix, $75 million of factory underutilization charges associated with lower production levels and accelerated depreciation expense for certain capital equipment.
Gross margin for the nine months ended March 31, 2023 decreased compared to the nine months ended April 1, 2022 primarily driven by $210 million factory underutilization charges associated with lower production levels and pandemic-related lockdown in one of our factories, $108 million of order cancellation fees, price erosion and accelerated depreciation expense for certain capital equipment.
In the March 2023 quarter, total warranty cost was 1.7% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.9% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.8%, 0.7% and 0.7% of revenue for the March 2023 quarter, December 2022 quarter and March 2022 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Product development	$191	$200	$233	$625	$694
Marketing and administrative	123	125	141	377	410
Amortization of intangibles	—	—	3	3	9
BIS settlement penalty	300	—	—	300	—
Restructuring and other, net	20	81	—	110	2
Operating expenses	$634	$406	$377	$1,415	$1,115
Product development expense. Product development expenses decreased by $9 million in the March 2023 quarter compared to the December 2022 quarter primarily due to a $7 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our October 2022 restructuring plan and a $2 million decrease in materials expense.
Product development expenses decreased by $42 million in the March 2023 quarter compared to the March 2022 quarter primarily due to a $17 million decrease in variable compensation and related benefit expense, a $16 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our October 2022 restructuring plan and a $6 million decrease in materials expense.
Product development expenses decreased by $69 million for the nine months ended March 31, 2023 compared to the nine months ended April 1, 2022 primarily due to a $57 million decrease in variable compensation and related benefit expense, a $19 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our October 2022 restructuring plan, a $7 million decrease in materials expense and a $4 million decrease in equipment expense, partially offset by a $24 million increase in depreciation expense as a result of acceleration of depreciation for certain capital equipment.
Marketing and administrative expense. Marketing and administrative expenses decreased by $2 million in the March 2023 quarter compared to the December 2022 quarter primarily due to a $5 million decrease in compensation and other employee benefits primarily from the reduction in headcount as a result of our October 2022 restructuring plan and a $3 million decrease in outside services expense, partially offset by a $7 million recovery in December 2022 quarter of an accounts receivable previously written-off in prior year.
Marketing and administrative expenses decreased by $18 million in the March 2023 quarter compared to the March 2022 quarter primarily due to a $10 million decrease in variable compensation and related benefit expense, a $4 million decrease compensation and other employee benefits primarily from the reduction in headcount as a result of our October 2022 restructuring plan and a $3 million decrease in outside services expense.
Marketing and administrative expenses decreased by $33 million for the nine months ended March 31, 2023 compared to the nine months ended April 1, 2022 primarily due to a $34 million decrease in variable compensation and related benefit expense, a $7 million decrease in compensation and other employee benefits primarily from the reduction in headcount as a result of our October 2022 restructuring plan and a $7 million recovery of an accounts receivable previously written-off in the prior year, partially offset by a $5 million increase in travel expenses as a result of the easing of pandemic-related travel restrictions, a $3 million increase in outside services expense and a $2 million increase in advertising costs.

Amortization of intangibles. Amortization of intangibles for the three and nine months ended March 31, 2023 decreased by $3 million and $6 million, respectively, compared to the three and nine months ended April 1, 2022, due to certain intangible assets that reached the end of their useful lives.
BIS settlement penalty. BIS settlement penalty for the three and nine months ended March 31, 2023 was $300 million, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023.
Restructuring and other, net. Restructuring and other, net for the three and nine months ended March 31, 2023 was $20 million and $110 million, respectively, which was primarily comprised of workforce reduction costs under our October 2022 Plan.
Other (Expense) Income, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Other (expense) income, net	$(85)	$122	$(78)	$(43)	$(197)
Other (expense) income, net. Other expense, net increased by $207 million for the March 2023 quarter compared to the December 2022 quarter primarily due to a $204 million net gain recognized in December 2022 quarter from early redemption and extinguishment of $964 million of debt from the July 2029 Notes, January 2031 Notes and July 2031 Notes in exchange with issuance of the new December 2032 Notes of $750 million.
Other expense, net increased by $7 million for the March 2023 quarter compared to the March 2022 quarter primarily due to a $19 million increase in interest expense from the issuance of long-term debt partially offset by a net $10 million higher non-recurring gain from our strategic investments in the March 2022 quarter.
Other expense, net decreased by $154 million for the nine months ended March 31, 2023 compared to the nine months ended April 1, 2022 primarily due to a $204 million net gain recognized from early redemption and extinguishment of $964 million of debt from the July 2029 Notes, January 2031 Notes and July 2031 Notes in exchange with issuance of the new December 2032 Notes of $750 million, partially offset by a $45 million increase in interest expense.
Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 31, 2023	December 30, 2022	April 1, 2022	March 31, 2023	April 1, 2022
Provision for (benefit from) income taxes	$33	$(5)	$5	$26	$25
We recorded income tax provisions of $33 million and $26 million for the three and nine months ended March 31, 2023, respectively. The discrete items in the income tax provision were not material for the three and nine months ended March 31, 2023.
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
During the nine months ended March 31, 2023, our unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $115 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. We do not expect material changes to our unrecognized tax benefits in the next twelve months beginning April 1, 2023.
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

Our income tax provision recorded for the three and nine months ended March 31, 2023 and April 1, 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of March 31, 2023.
Cash and Cash Equivalents

(Dollars in millions)	March 31, 2023	July 1, 2022	Change
Cash and cash equivalents	$766	$615	$151
Our cash and cash equivalents as of March 31, 2023 increased by $151 million from July 1, 2022 primarily as a result of net cash of $724 million provided by operating activities and net proceeds of $600 million from the issuance of long-term debt partially offset by the dividends paid to our shareholders of $437 million, repurchases of our ordinary shares of $408 million, payments for capital expenditures of $266 million and $71 million redemption and repurchases of long-term debt.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 31, 2023 was $724 million and includes the effects of net loss adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $538 million in accounts receivable, primarily due to lower revenue and timing of collections;
•a decrease of $365 million in inventories, primarily due to a decrease in units built to align with the prevailing demand environment;
•an increase of $110 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $327 million in accounts payable, primarily due to a decrease in materials purchased; and
•a decrease of $168 million in accrued employee compensation, primarily due to cash paid to our employees as part of our discretionary spending plans.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended March 31, 2023 was $252 million, primarily attributable to payments for the purchase of property, equipment and leasehold improvements.
Cash Used in Financing Activities
Net cash used in financing activities of $321 million for the nine months ended March 31, 2023 was primarily attributable to the following activities:
•$437 million in dividend payments;
•$408 million in payments for repurchases of our ordinary shares; and

•$71 million redemption and repurchases of long-term debt; partially offset by
•$600 million in net proceeds from the issuance of Term Loan A3.
Liquidity Sources
Our primary sources of liquidity as of March 31, 2023 consist of: (1) approximately $766 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.75 billion available for borrowing under our Revolving Credit Facility, which is part of the Credit Agreement.
As of March 31, 2023, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) total leverage ratio and (3) a minimum liquidity amount. The term of the Revolving Credit Facility is through October 14, 2026. As of March 31, 2023, we were in compliance with all of the covenants under our debt agreements. On November 8, 2022, we entered into the Seventh Amendment to our Credit Agreement to increase the maximum permitted total leverage ratio we must comply with during the covenant relief period which ends on June 28, 2024. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants.
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
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness and to fund our quarterly dividend and any future strategic investments. As of March 31, 2023, our contractual cash requirements have not changed materially since our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, except for the purchase obligations, long-term debt obligations, restructuring and BIS settlement penalty.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of March 31, 2023, we had unconditional purchase obligations of approximately $4.1 billion primarily related to purchases of inventory components with our suppliers. We expect $1.6 billion of these short-term commitments to be paid within one year and expect $2.5 billion of these long-term commitments to be paid thereafter.
During the nine months ended March 31, 2023, we recorded order cancellation fees of $108 million to terminate certain purchase commitments related to the purchase of inventory components and equipment, of which $68 million remained unpaid as of March 31, 2023. We expect these remaining amounts to be paid within one year.
Long-term debt and interest payments on debt
On August 18, 2022, we amended our credit agreement and borrowed a new Term Loan A3 in the aggregate principal amount of $600 million. Term Loan A3 bears interest at a rate of SOFR plus a variable margin of 1.25% to 2.5%, in each case with such margin being determined based on the corporate credit rating of the Borrower or one of its parent entities. Term Loan A3 is repayable in quarterly installments and is scheduled to mature on July 30, 2027.
On November 30, 2022, we completed an exchange offer in which $964 million principal amount in aggregate of the July 2029 Notes, January 2031 Notes and July 2031 Notes were exchanged for $750 million principal amount of 9.625% Senior Notes due on December 1, 2032. The exchange was accounted for as a debt extinguishment and resulted in a net gain of $204 million for the nine months ended March 31, 2023.
During the March 2023 quarter, $20 million principal amount of the January 2031 Notes, $5 million principal amount of the June 2029 Notes and $5 million principal amount of the July 2031 Notes were repurchased for cash at a discount to their principal amounts, plus accrued and unpaid interest. We recorded a gain of $3 million on these repurchases during the March

2023 quarter.
As of March 31, 2023, the future principal payment obligation on our long-term debt was $6.0 billion, of which $1.1 billion will mature within one year. As of March 31, 2023, future interest payments on this outstanding debt is estimated to be approximately $1.8 billion, of which $316 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for the March 2023 quarter, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million will be made over the course of five years beginning October 31, 2023, of which $30 million is expected to be paid within one year and $270 million thereafter. Refer to “Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” for more details.
Restructuring
On October 24, 2022, we committed to an October 2022 plan to reduce our cost structure to better align our operational needs to current economic conditions while continuing to support the long-term business strategy. On March 29, 2023, in light of further deteriorating economic conditions, we committed to an expansion of the October 2022 Plan to further reduce the global headcount by approximately 480 employees to a total reduction of approximately 3,480 employees. The expanded plan includes aligning our business plan to near-term market conditions, along with other cost saving measures. The October 2022 Plan is expected to be substantially completed by the end of the fiscal year 2023. During the nine months ended March 31, 2023, we recorded restructuring and other, net of $110 million, primarily related to the workforce reduction costs under the October 2022 plan, and made cash payments of $88 million for all active restructuring plans.
As of March 31, 2023, the future cash payments related to our remaining active restructuring plans were $38 million, of which $35 million is expected to be paid within one year.
Dividends
During the March 2023 quarter, our Board of Directors declared dividends of $0.70 per share, totaling $145 million, which was paid on April 6, 2023. On April 20, 2023, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on July 5, 2023 to shareholders of record at the close of business on June 21, 2023. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of March 31, 2023, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
Other
For fiscal year 2023, we expect capital expenditures to be at the low-end of our long-term targeted range of 4% to 6% of revenue. We require substantial amounts of cash to fund any increased working capital requirements, future capital expenditures, scheduled payments of principal and interest on our indebtedness and payments of dividends. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions, joint ventures and investments, which may require additional capital.
Subsequent event
On April 20, 2023, we committed to the April 2023 restructuring plan to further reduce our cost structure in response to changes in macroeconomic and business conditions. The April 2023 Plan is intended to align our operational needs with the near-term demand environment while continuing to support the long-term business strategy. The April 2023 Plan is expected to be substantially completed by the end of the fiscal year 2023, with estimated total pre-tax charges of approximately $150 million. These charges are expected to be primarily cash-based and consist of employee severance and other one-time termination benefits.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of March 31, 2023, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of March 31, 2023.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loans bear interest at a variable rate equal to SOFR plus a variable margin.
We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of March 31, 2023, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.6 billion, of which $600 million will mature through September 2025 and $1.0 billion will mature through July 2027.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of March 31, 2023.

	Fiscal Years Ended						Total	Fair Value at March 31, 2023
(Dollars in millions, except percentages)	2023	2024	2025	2026	2027	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$236	$—	$—	$—	$—	$—	$236	$236
Average interest rate	4.34%						4.34%
Other debt securities
Fixed rate	$—	$—	$—	$15	$—	$1	$16	$16
Debt
Fixed rate	$540	$500	$479	$—	$505	$2,246	$4,270	$4,156
Average interest rate	4.75%	4.88%	4.75%	—%	4.88%	6.21%	5.55%
Variable rate	$23	$86	$138	$667	$144	$697	$1,755	$1,704
Average interest rate	5.52%	5.48%	5.49%	5.59%	5.44%	5.47%	5.52%

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
We recognized a net loss of $1 million and a net gain of $10 million in Cost of revenue and Interest expense, respectively, related to the de-designation on discontinued cash flow hedges during the three months ended March 31, 2023. We recognized a net loss of $20 million and a net gain of $18 million in Cost of revenue and Interest expense, respectively, related to the de-designation on discontinued cash flow hedges during the nine months ended March 31, 2023.
The table below provides information as of March 31, 2023 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$254	$1.34	$4
Thai Baht	148	$34.22	2
Chinese Renminbi	84	$6.77	—
British Pound Sterling	74	$0.82	2
Total	$560		$8
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
We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our non-qualified deferred compensation plan—the SDCP. In fiscal year 2014, we entered into a TRS agreement in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liabilities due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 6. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of our key customers, including large hyperscale data center companies and cloud service providers (“CSPs”).
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
•Our worldwide sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations and increased costs.
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
Risks Associated with Supply and Manufacturing
•Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, may affect our production and development of products and may harm our operating results.
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
•Any cost reduction initiatives that we undertake may not deliver the results we expect and these actions may adversely affect our business.
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
•manufacture these products in adequate volume;
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
We may be adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of our key customers including large hyperscale data center companies and CSPs.
Some of our key customers such as OEM customers including large hyperscale data center companies and CSPs account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be difficult or costly for us to attract new key customers. Additionally, our customers’ demand for our products may fluctuate due to factors beyond our control. If one of our key customers unexpectedly reduces, delays or cancels orders, our revenues and results of operations may be materially adversely affected.
Furthermore, if there is consolidation among our customer base, or when supply exceeds demand in our industry, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Furthermore, if such customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our results of operations. If a significant transaction or regulatory impact involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.
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
Our nearline storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are tailored to meet the specific requirements of individual customers and are often integrated by our customers into the systems and products that they sell.
Our sales cycle for nearline storage solutions could exceed one year and could be unpredictable, depending on the time required for developing, testing and evaluating our products before deployment; the size of deployment; and the complexity of system configuration necessary for development. Additionally, our nearline storage solutions are subject to variability of sales primarily due to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in excess inventory and associated inventory reserves or write-downs, which could harm our business, financial condition and results of operations.

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
•    we may be unable to offer compelling solutions or services to enterprises, subscribers, or consumers;
•    we may be unable to obtain cost effective supply of NAND flash memory in order to offer competitive SSD solutions; and
•    our cloud systems revenues generally have a longer sales cycle, and growth is likely to depend on relatively large customer orders, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses.
Our results of operations and share price may be adversely affected if we are not successful in our efforts to grow our revenues as anticipated. In addition, our growth in these markets may bring us into closer competition with some of our customers or potential customers, which may decrease their willingness to do business with us.
Our worldwide sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations and increased costs.
We are a global company and have significant sales operations outside of the United States, including sales personnel and customer support operations. We also generate a significant portion of our revenue from sales outside the U.S. Disruptions in the economic, environmental, political, legal or regulatory landscape in the countries where we operate may have a material adverse impact on our manufacturing and sales operations. Disruptions in financial markets and the deterioration of global economic conditions have had and may continue to have an impact on our sales to customers and end-users.
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
RISKS ASSOCIATED WITH SUPPLY AND MANUFACTURING
Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, may affect our production and development of products and may harm our operating results.
The cost, quality and availability of components, subassemblies, certain equipment and raw materials used to manufacture our products are critical to our success. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Certain rare earth elements are also critical in the manufacture of our products. In addition, the equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Our efforts to control our costs, including capital expenditures, may also affect our ability to obtain or maintain such inputs and equipment, which could affect our ability to meet future demand for our products.
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures from the current macroeconomic conditions or other changes in economic conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, the occurrence of local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate, which may have a material impact on the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments and harm our financial position.
We have experienced and continuing to experience increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements or fulfill their contractual commitments and obligations, we may have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products. Further, if we have to allocate the components we receive to certain of our products and ship less of others due to shortages or delays in critical components, we may lose sales to customers who could purchase more of their required products from our competitor that either did not experience these shortages or delays or that made different allocations, and thus our revenue and operating margin would decline.
We cannot assure you that we will be able to obtain critical components in a timely and economic manner. In addition, some of our suppliers’ manufacturing facilities are fully utilized. If they fail to invest in additional capacity or deliver components in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected. Further, if our customers experience shortages of components or materials used in their products it could result in a decrease in demand for our products and have an adverse effect on our results of operations.

We have cancelled purchase commitments with suppliers and incurred cost associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may not meet our purchase commitments to certain suppliers in the future, which could result in penalties, increased manufacturing costs or excess inventory.
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In the December 2022 quarter, we cancelled purchase commitments with certain suppliers due to a change in forecasted demand and incurred fees associated with such cancellation. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet our purchase commitments with suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or if we shift output from our internal manufacturing facilities in order to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
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
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. Our key customers’ satisfaction with the volume, quality and timeliness of our products is a material element of our market reputation, and any damage to our key customer relationships could materially adversely affect our reputation. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct and human rights. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers, suppliers and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. If we cannot fund our liquidity requirements, we may have to reduce or delay capital expenditures, product development efforts, investments, other general corporate expenditures and capital allocation. We cannot assure you that any of these remedies would, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our obligations, which would affect our results of operations. In addition, our ability to service our debt obligations and comply with debt covenants depends on our financial performance. If we fail to meet our debt service obligations or fail to comply with debt covenants, or are unable to modify, obtain a waiver, or cure a debt covenant on terms acceptable to us or at all, we could be in default of our debt agreements and instruments. Such a default could result in an acceleration of other debt and may require us to engage in distressed debt transactions on terms unfavorable to us, which could have a material negative impact on our financial performance, stock market price and operations.
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

•our substantial leverage increases our vulnerability to economic downturns, decreases availability of capital and may subject us to a competitive disadvantage vis-à-vis our competitors that are less leveraged;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry, and could limit our ability to borrow additional funds on satisfactory terms for operations or capital to implement our business strategies; and
•covenants in our debt instruments limit our ability to pay future dividends or make other restricted payments and investments, which could restrict our ability to execute on our business strategy or react to the economic environment.
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
Further, our customers could have reduced access to working capital due to global economic conditions, higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s, or their bank’s financial condition or the inability to access other financing, which would increase our credit and non-payment risk, and could result in an increase in our operating costs or a reduction in our revenue. Also, our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period. In addition, some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as original design manufacturers that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk.
Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.
Our quarterly revenue and results of operations fluctuate, sometimes significantly, from period to period. These fluctuations, which we expect to continue, have been and may continue to be precipitated by a variety of factors, including:
•uncertainty in global economic and political conditions, and instability or war or adverse changes in the level of economic activity in the major regions in which we do business;
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
Any cost reduction initiatives that we undertake may not deliver the results we expect and these actions may adversely affect our business.
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

In addition, regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors or agents will not violate these or other applicable laws, rules and regulations to which we are and may be subject. Violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, damage to our reputation and corporate brand, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. The political and media scrutiny surrounding a governmental investigation for the violation of such laws, even if an investigation does not result in a finding of violation, could cause us significant expense and collateral consequences, including reputational harm that could have an adverse impact on our business, results of operations and financial condition.
Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any changes to or violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the EAR administered by the BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the U.S., China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into the Settlement Agreement with BIS that resolves BIS’ allegations regarding our sales of hard disk drives to Huawei. We have also agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Our failure to comply with the terms of the Settlement Agreement could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting our products subject to the EAR outside of the United States, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in Asia Pacific and in other geographies that have been the recent focus of changes in U.S. export control policies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.
Other countries also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to sell or distribute our products and services or could limit our partners’ or customers’ ability to sell or use our products and services in those countries, which could materially adversely affect our business, results of operations, financial condition and cash flows. Violations of these regulations may result in significant penalties and fines. In our Settlement Agreement with BIS, we agreed to pay a penalty of $300 million to resolve BIS’ allegations. Changes in our products and services or future changes in export and import regulations may create delays in the introduction of our products and services in those countries, prevent our customers from deploying our products and services globally or, in some cases, prevent the export or import or sale of our products and services to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, in the countries where we operate could result in decreased use of our products and services by, or in our decreased ability to export or sell our products and services to, new or existing customers, which could materially adversely affect our business, results of operations, financial condition and cash flows.

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
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on our edge-to-cloud mass storage platform. As our operations become more automated, increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer and maintenance of data, such as corruption, loss or unavailability of, or damage to, and other security risks to, data, will continue to increase. Despite the measures we and our vendors put in place to secure our computer equipment and data belonging to us, our customers, suppliers, employees or other third parties, the computer equipment and data have been and may continue to be vulnerable to phishing, employee error, hacking, ransomware and other cyberattacks, malfeasance, system error or other irregularities or incidents, including from breaches and incidents or attacks at third party vendors we utilize. In addition, the measures we take may not be sufficient for all eventualities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques to attack or to exploit any security vulnerabilities of our products and services.
The costs to eliminate or address the foregoing security problems and security vulnerabilities before or after a security breach or incident may be significant. Certain legacy IT systems may not be easily remediated, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and may result in litigation or governmental investigations, fines, penalties, indemnity obligations and other potential liability and costs for us, materially damage our brand or otherwise materially harm our business.

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

Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the March 2023 quarter and may be discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.
As of March 31, 2023, $1.9 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended March 31, 2023, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 31, 2022 through January 27, 2023	—	—	—	$1,926
January 28, 2023 through February 24, 2023	—	—	—	1,925
February 25, 2022 through March 31, 2023	—	—	—	1,924
Total	—		—
__________________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

10.1	Settlement Agreement, dated as of April 18, 2023	8-K	001-31560	10.1	4/19/2023

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	April 26, 2023	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)