Form 10-K
period 2023-06-30
Seagate Technology Holdings plc
filed 2023-08-04
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.1 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of July 31, 2023 was 207,393,242.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 23, 2023, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended June 30, 2023.

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
Seagate, Seagate Technology, LaCie, Maxtor, Lyve and the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States (“U.S.”) and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. These statements include, among other things, statements about the Company’s plans, programs, strategies and prospects; anticipated shifts in technology and storage industry trends, and anticipated demand for and performance of new storage product introductions; expectations regarding market demand for our products and technologies and our ability to optimize our level of production and meet market and industry expectations and the effects of these future trends on the Company’s performance; financial outlook for future periods; expectations regarding our ability to service debt, meet debt covenant and continue to generate free cash flow; expectations regarding our ability to make timely quarterly payments under the settlement agreement with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”); the impact of macroeconomic headwinds and customer inventory adjustments on our business and operations; our cost saving plans, including our ability to execute such plans, the projected savings under such plans and the assumptions on which the plans and projected savings are based; expectations regarding the Company’s business strategy and performance; the sufficiency of our sources of cash to meet cash needs for the next 12 months; and our expectations regarding capital expenditures and dividend issuance plans. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “should,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology, in each case, intended to refer to future events or circumstances. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are subject to known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from historical experience and our present expectations or projections. Therefore, undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements, except as required by law.

PART I
ITEM 1.BUSINESS
We are a leading provider of data storage technology and infrastructure solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”) and storage subsystems and offer storage solutions such as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high capacities, superior quality and cost effectiveness. Complementing HDD storage architectures, SSDs use NAND flash memory integrated circuit assemblies to store data.
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

Our systems portfolio includes storage subsystems for enterprises, cloud service providers (“CSPs”), scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include our enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within existing environments or create new ecosystems from the ground up in a secure, cost-effective manner.
Our Lyve portfolio provides a simple, cost-efficient and secure way to manage massive volumes of data across the distributed enterprise. The Lyve platform includes a shuttle solution that enables enterprises to transfer massive amounts of data from endpoints to the core cloud and a storage-as-a-service cloud offering that provides frictionless mass capacity storage at the metro edge.
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
Nearline. Nearline applications require mass capacity devices and mass capacity subsystems that provide end-to-end solutions to businesses for the purpose of modular and scalable storage. Enterprise storage applications require both high-capacity and energy efficient storage devices to support low total cost of ownership. Seagate systems offer mass capacity storage solutions that provide foundational infrastructure for public and private clouds. The nearline market includes storage for cloud computing, content delivery, archival, backup services and emerging use cases such as generative AI.
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
Legacy Markets
Legacy markets include consumer, client and mission critical applications. We continue to sell to these markets but do not plan significant additional investment.
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
Demand for Data Storage
In the “Worldwide Global DataSphere Forecast, 2023-2027”, published by the International Data Corporation (“IDC”), the global datasphere is forecasted to grow from 106 zettabytes in 2022 to 291 zettabytes by 2027. According to IDC, we are in a new era of the Data Age, whereby data is shifting to both the core and the edge. By 2027, nearly 71% of the world’s data will be generated in the core and edge, up from 54% in 2022. Digital transformation has given rise to many new applications, all of which rely on faster access to and secure storage of data proliferating from endpoints through edge to cloud, which we expect will have a positive impact on storage demand.
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
•Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics, machine learning and new technology trends such as autonomous vehicles and drones, smart manufacturing, and smart cities, as well as emerging trends that converge the digital and physical worlds such as the metaverse, use of digital twins or generative AI;
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
As a result of these factors, we anticipate that the nature and volume of data being created will require greater storage capability, which is more efficiently and economically facilitated by higher capacity mass storage solutions.
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
•employing manufacturing automation;
•employing machine learning algorithms and AI;
•improving product quality and reliability;
•integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;
•coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and
•operating our facilities at optimal capacities.
A vertically integrated model, however, tends to have less flexibility when demand declines as it exposes us to higher unit costs when capacity utilization is not optimized which would lead to factory underutilization charges as we experienced in fiscal year 2023.
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
Suppliers of Components and Industry Constraints. There are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. From time to time, we may enter into long-term supply arrangements with these independent suppliers. Vertically integrated disk drive manufacturers like us, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. However, certain parts of our business have been adversely affected by our suppliers’ capacity constraints and this could occur again in the future.
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
Mass Capacity Storage
Enterprise Nearline HDDs. Our high-capacity enterprise HDDs ship in capacities of up to 30TB. These products are designed for mass capacity data storage in the core and at the edge, as well as server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces. Additionally, certain customers can utilize many of our HDDs with Shingled Magnetic Recording (“SMR”) technology enabled which increases the available storage capacity of the drive with certain performance trade-offs.
Enterprise Nearline SSDs. Our enterprise SSDs are designed for high-performance, hyperscale, high-density and cloud applications. They are offered with multiple interfaces, including SAS, SATA, and NVMe and in capacities up to 15TB.
Enterprise Nearline Systems. Our systems portfolio provides modular storage arrays, storage server platforms, multi-level configuration for disks (commonly referred as JBODs) and expansion shelves to expand and upgrade data center storage infrastructure and other enterprise applications. They feature speed, scalability and security. Our capacity-optimized systems feature multiple scalable configurations and can accommodate up to 96 26TB drives per chassis. We offer capacity and performance-optimized systems that include all-flash, all-disk and hybrid arrays for workloads demanding high performance, capacity and efficiency.
VIA. Our video and image HDDs are built to support the high-write workload of an always-on, always-recording video systems. These optimized drives are built to support the growing needs of the video imaging market with support for multiple streams and capacities up to 24TB.
NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 24TB. We also offer NAS SSDs with capacities up to 4TB.

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
Client Applications. Our 3.5-inch desktop drives offer up to 8TB of capacity, designed for personal computers and workstation applications and our 2.5-inch notebook drives offer up to 5TB for HDD and up to 2TB for SSD designed for applications such as traditional notebooks, convertible systems and external storage to address a range of performance needs and sizes for affordable, high-capacity storage. Our DVR HDDs are optimized for video streaming in always-on consumer premise equipment applications with capacities up to 8TB. Our gaming SSDs are specifically optimized internal storage for gaming rigs and are designed to enhance the gaming experience during game load and game play with capacities up to 4TB for SSD.
Lyve Edge-to-Cloud Mass Capacity Platform
Lyve. Lyve is our platform built with mass data in mind. These solutions, including modular hardware and software, deliver a portfolio that streamlines data access, transport and management for today’s enterprise.
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
OEM customers, including large hyperscale data center companies and CSPs, typically enter into master purchase agreements with us. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may defer most purchase orders without significant penalty. Anticipated orders from our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.
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
We believe the HDD industry, in the prevailing supply and demand environment, experienced higher than usual price erosion in fiscal year 2023 and modest price erosion in fiscal year 2022.
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

Research and Development
We are committed to developing new component technologies, products, alternative storage technologies inclusive of systems, software and other innovative technology solutions to support emerging applications in data use and storage. Our research and development activities are designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies of scale. Our advanced technology integration effort, such as our high-capacity enabling HAMR technology, focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology we believe may lead to new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies for our product development teams as well as to allow us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace.
Patents and Licenses
As of June 30, 2023, we had approximately 4,200 U.S. patents and 450 patents issued in various foreign jurisdictions as well as approximately 350 U.S. and 100 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.
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
Social and Employee Matters
As of June 30, 2023, we employed approximately 33,400 employees and temporary employees worldwide, of which approximately 27,100 were located in our Asia operations. We believe that our employees are crucial to our current success and that our future success will depend, in part, on our ability to attract, retain and further motivate qualified employees at all levels. We believe that our employee relations are good.
Diversity, Equity & Inclusion. One of our core values is inclusion. We rely on our diverse workforce to develop, deliver and sustain our business strategy and achieve our goals. One way we embrace our diverse employees and promote a culture of inclusion is through the support of employee resource groups (“ERG”). These voluntary, employee-led communities are built on a shared diversity of identity, experience or thought and provide a number of benefits to employees, including professional and leadership development. Seagate’s ERG community encompasses a wide array of diversity, such as LGBTQ+, women, people of color and interfaith, and includes over 27 chapters across seven countries. We also support inclusion through active employee communications, unconscious bias education and ongoing efforts to ensure our employees feel safe, respected and welcomed. In January 2023, we published our fourth annual Diversity, Equity, and Inclusion (“DEI”) Report, which provides an overview of our DEI efforts and outcomes including demographics on our workforce. The fiscal year 2022 DEI Report is available on our website.
Health & Safety. All our manufacturing sites have health and safety management systems certified to the International Organization for Standardization (“ISO”) 45001. In addition, we are audited to health and safety standards set forth by the Responsible Business Alliance. Our global health and safety standards, as well as our accompanying Environment, Health and Safety (“EHS”) management systems, frequently go beyond country or industry-level guidelines to ensure that we keep our employees healthy and safe. We regularly host health and safety regulatory visits that focus on issues such as safety, radiation, fire codes, food and transportation. Through our EHS Management Systems, we ensure that the focus remains on the continuous improvement of employee health and safety programs. We continue to provide comprehensive health and safety training to our employees. We emphasize e-learning courses as our main vehicle for delivering such training because employees can learn at their own pace.
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
Our Total Rewards program is designed to attract, motivate and retain talented people in order to successfully meet our business goals. The program generally includes base pay, annual bonuses, commissions, equity awards, an employee stock purchase plan, retirement savings opportunities and other employee health and wellness benefits. Our compensation programs and guidelines are structured to align pay with performance and aim to provide internally and externally competitive total compensation.
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
In fiscal year 2023, we conducted two pulse surveys to obtain feedback from our global employees on their experience at Seagate. Following the conclusion of the surveys, leaders were provided access to a dashboard with results that shared the key drivers of engagement specific to their own department.

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
We maintain an emphasis on STEM, targeting K-12 students, supporting STEM efforts in a way that is age-appropriate and allows for fun as well as learning. In fiscal year 2023 we continued pivoting to virtual engagements and funding of STEM partners as they worked to deliver their programs online or in a socially distanced manner. Seagate also increased support of health & human services partnerships, such as support of food banks, clinics, and non-profit organizations, while sustaining many of our ongoing community partnerships.
Environmental, Social and Governance (“ESG”) Performance Report
Additional information regarding our ESG commitment and progress can be found on the ESG section of our website and in our ESG Performance Report. Information contained on our website or in our annual ESG Performance Report is not incorporated by reference into this or any other report we filed with the Securities and Exchange Commission.
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
Information About Our Executive Officers
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 4, 2023. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	56	Director and Chief Executive Officer
Gianluca Romano	54	Executive Vice President and Chief Financial Officer
Ban Seng Teh	57	Executive Vice President and Chief Commercial Officer
Katherine E. Schuelke	60	Senior Vice President, Chief Legal Officer and Corporate Secretary
KianFatt Chong	60	Senior Vice President, Global Operations
Dr. John C. Morris	56	Senior Vice President and Chief Technology Officer

Dr. William D. Mosley, 56, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 2017. He previously served as our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 54, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Ban Seng Teh, 57, has served as our Executive Vice President and Chief Commercial Officer since July 2022. Prior to that, Mr. Teh served as Executive Vice President of Global Sales and Sales Operations from February 2021 to July 2022 and Senior Vice President of Global Sales and Sales Operations from November 2014 to February 2021. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.
Katherine E. Schuelke, 60, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2017. From 2011 to January 2016, Ms. Schuelke was the Senior Vice President, General Counsel and Secretary at Altera Corporation (“Altera”), a manufacturer of programmable logic devices. Prior to that, Ms. Schuelke was Vice President, General Counsel, and Secretary at Altera from 2001 to 2011. At Altera, she held other positions of increasing responsibility from 1996 through 2001. Ms. Schuelke began her career at an international law firm. Ms. Schuelke serves on the board of directors of SiTime Corporation, a provider of silicon timing solutions, and on its Compensation and Nominating and Corporate Governance Committees.
KianFatt Chong, 60, has served as our Senior Vice President, Global Operations since October 2020. Prior to his current role, Mr. Chong was Senior Vice President, Global Drive Operations from December 2013 to September 2020. He served as Vice President of China Operations from July 2003 to November 2013, expanding and also spearheading the first campus concept in Seagate with multiple manufacturing operations disciplines all located in a single site. Since joining Seagate in 1989 as an engineer, Mr. Chong has held a variety of leadership positions and has been a key strategic contributor for many Seagate’s operations and manufacturing capabilities across the global footprints.
Dr. John C. Morris, 56, has served as our Senior Vice President, HDD and SSD Products and Chief Technology Officer since 2019. Prior to his current role, Dr. Morris was the Vice President of HDD and SSD Products from August 2015 to August 2019. Before that, he served as Vice President of Design Engineering and Enterprise Development Group driving focus on technical and strategic alignment with enterprise and cloud customers from September 2013 to August 2015. Since joining the Company in 1996, Dr. Morris has held a variety of engineering leadership positions and has been a key contributor to many of Seagate’s core technologies.

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
•We have been adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of our key customers, including large hyperscale data center companies and CSPs.
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
•The effects of the COVID-19 pandemic have negatively impacted and may, in the future, adversely impact our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve.
•If we do not control our costs, we will not be able to compete effectively and our financial condition may be adversely impacted.
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
•We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness and continuing to declare our quarterly dividend.
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
•We must successfully implement our new global enterprise resource planning system and maintain and upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the concentration of customers in our largest end markets magnifies the potential adverse effect of missing a product qualification opportunity. If the delivery of our products is delayed, our customers may use our competitors’ products to meet their requirements.
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
We have been adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of our key customers, including large hyperscale data center companies and CSPs.
Some of our key customers such as OEM customers including large hyperscale data center companies and CSPs account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers have to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers such as due to export regulations, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be difficult or costly for us to attract new key customers. Additionally, our customers’ demand for our products may fluctuate due to factors beyond our control. If any of our key customers unexpectedly reduce, delay or cancel orders, our revenues and results of operations may be materially adversely affected.
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
A substantial portion of our sales has been to distributors and retailers of disk drive products. Certain of our distributors and retailers may also market competing products. We face significant competition in this distribution channel as a result of limited product qualification programs and a focus on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility. In addition, deterioration in business and economic conditions has exacerbated price erosion and volatility as distributors or retailers lower prices to compensate for lower demand and higher inventory levels. Our distributors’ and retailers’ ability to access credit to fund their operations may also affect their purchases of our products. If prices decline significantly in this distribution channel or our distributors or retailers reduce purchases of our products or if distributors or retailers experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.
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
Our results of operation are highly dependent on strong cloud and enterprise and/or consumer spending and the resulting demand for our products. Reduced demand, particularly from our key cloud and enterprise customers as a result of a significant change in macroeconomic conditions or other factors may result in a significant reduction or cancellation of their purchases from us which can and have materially adversely impacted our business and financial condition.
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could result in adverse material effects on our financial condition and results of operations. For example, due to customer inventory adjustments, we have experienced a slowdown in demand for our products, particularly in the mass capacity markets. These reductions in demand have required us to significantly reduce manufacturing production plans and recognize factory underutilization charges. We expect these factors will continue to impact our business and results of operations over the near term.

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
Our products are incorporated in computers, data storage systems deployed in data centers and consumer electronic devices. Historically, the demand for these products has been volatile. Unexpected slowdowns in demand for computers, data storage subsystems or consumer electronic devices generally result in sharp declines in demand for our products. Declines in customer spending on the systems and devices that incorporate our products could have a material adverse effect on demand for our products and on our financial condition and results of operations. Uncertain global economic and business conditions can exacerbate these risks.
We are dependent on our long-term investments to manufacture adequate products. Our investment decisions in adding new manufacturing capacity require significant planning and lead-time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest, which would lead to excess capacity, underutilization charges, or impairments.
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
The deterioration of demand for disk drives in certain of the legacy markets has accelerated, and we believe this deterioration may continue and may further accelerate, which has caused our operating results to suffer.
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
In certain end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our consumer products will continue to be lower during the second half of our fiscal year. Retail sales of certain of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions. In particular, during periods where there are rapidly changing macroeconomic conditions, historical seasonality trends may not be a good indicator to predict our future performance and results of operations.
We may not be successful in our efforts to grow our systems, SSD and Lyve revenues.
We have made and continue to make investments to grow our systems, SSD and Lyve platform revenues. Our ability to grow systems, SSD and Lyve revenues is subject to the following risks:
•we may be unable to accurately estimate and predict data center capacity and requirements;
•we may be unable to offer compelling solutions or services to enterprises, subscribers or consumers;
•we may be unable to obtain cost effective supply of NAND flash memory in order to offer competitive SSD solutions; and
•our cloud systems revenues generally have a longer sales cycle, and growth is likely to depend on relatively large orders from a concentrated customer base, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses.
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

Prices for our products are denominated predominantly in dollars, even when sold to customers that are located outside the U.S. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts from time to time, which could be designated as cash flow hedges or not designated as hedging instruments. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
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
The effects of the COVID-19 pandemic have negatively impacted and may, in the future, adversely impact our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve.
The COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread. The impact of the pandemic on our business has included or could in the future include:
•disruptions to or restrictions on our ability to ensure the continuous manufacture and supply of our products and services as a result of labor shortages and workforce disruptions, including insufficiency of our existing inventory levels and temporary or permanent closures or reductions in operational capacity of our facilities or the facilities of our direct or indirect suppliers or customers, and any supply chain disruptions;
•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the COVID-19 pandemic;
•delays or limitations on the ability of our customers to perform or make timely payments;
•reductions in short- and long-term demand for our products, or other disruptions in technology buying patterns;
•adverse effects on economies and financial markets globally or in various markets throughout the world, which has led to, and could in the future, lead to, reductions in business and consumer spending, which have resulted or may result in decreased net revenue, gross margins, or earnings and/or in increased expenses and difficulty in managing inventory levels;
•delays to and/or lengthening of our sales or development cycles or qualification activity; and
•challenges for us, our direct and indirect suppliers and our customers in obtaining financing due to turmoil in financial markets.
There are many factors outside of our control, such as new strains of COVID-19 virus, the response and measures taken by government authorities around the world, and the response of the financial and consumer markets to the pandemic and related governmental measures. These impacts, individually or in the aggregate, have had and could have a material and adverse effect on our business, results of operations and financial condition. Under any of these circumstances, the resumption of normal business operations has delayed or been hampered by lingering effects of the COVID-19 pandemic on our operations, direct and indirect suppliers, partners and customers. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

If we do not control our costs, we will not be able to compete effectively and our financial condition may be adversely impacted.
We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while at the same time controlling expenses. Because of our vertical design and manufacturing strategy, our operations have higher costs that are fixed or difficult to reduce in the short-term, including our costs related to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long-term demand for our products, we could be required to write off inventory, record excess capacity charges, which could negatively impact our gross margin and our financial results. If we do not control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts, asset write-offs and efforts to increase automation. Our restructuring efforts may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially adversely affect our financial results.
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
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures from the current macroeconomic conditions or other changes in economic conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, the occurrence of local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate, which may have a material impact on the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position.
We have experienced and could in the future experience increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements or fulfill their contractual commitments and obligations, we may have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products. Further, if we have to allocate the components we receive to certain of our products and ship less of others due to shortages or delays in critical components, we may lose sales to customers who could purchase more of their required products from our competitor that either did not experience these shortages or delays or that made different allocations, and thus our revenue and operating margin would decline.

We cannot assure you that we will be able to obtain critical components in a timely and economic manner. In addition, from time to time, some of our suppliers’ manufacturing facilities are fully utilized. If they fail to invest in additional capacity or deliver components in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected. Further, if our customers experience shortages of components or materials used in their products it could result in a decrease in demand for our products and have an adverse effect on our results of operations.
We have cancelled purchase commitments with suppliers and incurred cost associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may not meet our purchase commitments to certain suppliers in the future, which could result in penalties, increased manufacturing costs or excess inventory.
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In fiscal year 2023, we cancelled purchase commitments with certain suppliers due to a change in forecasted demand and incurred fees associated with such cancellation. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet our purchase commitments with suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or if we shift output from our internal manufacturing facilities in order to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
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
Macroeconomic developments such as slowing global economies, trade disputes, sanctions, increased tariffs between the U.S. and China, Mexico and other countries, the withdrawal of the United Kingdom from the EU, adverse economic conditions worldwide or efforts of governments to stimulate or stabilize the economy have and may continue to adversely impact our business. Significant inflation and related increases in interest rates, have negatively affected our business in recent quarters and could continue in the near future to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness and continuing to declare our quarterly dividend.
We are leveraged and require significant amounts of cash to service our debt. Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. Our high level of debt presents the following risks:
•we are required to use a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;
•our substantial leverage increases our vulnerability to economic downturns, decreases availability of capital and may subject us to a competitive disadvantage vis-à-vis those of our competitors that are less leveraged;
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

In addition, our ability to service our debt obligations and comply with debt covenants depends on our financial performance. If we fail to meet our debt service obligations or fail to comply with debt covenants, or are unable to modify, obtain a waiver, or cure a debt covenant on terms acceptable to us or at all, we could be in default of our debt agreements and instruments. Such a default could result in an acceleration of other debt and may require us to change capital allocation or engage in distressed debt transactions on terms unfavorable to us, which could have a material negative impact on our financial performance, stock market price and operations.
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
Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. Laws, regulations and policies may change in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. The member states of the European Union agreed to implement the OECD’s Pillar Two framework, which imposes a global corporate minimum tax rate of 15%. Other countries may also adopt the Pillar Two framework. These changes may materially increase the level of income tax on our U.S. and non-U.S. jurisdictions. Jurisdictions such as China, Malaysia, Northern Ireland, Singapore, Thailand and the U.S., in which we have significant operating assets, and the European Union each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, data privacy, protection, security and sovereignty, price controls and international trade, which have had and may continue to have an adverse effect on our business operations and financial condition.
Our business, particularly our Lyve products and related services, is subject to state, federal, and international laws and regulations relating to data privacy, data protection and data security, including security breach notification, data retention, transfer and localization. Laws and regulations relating to these matters evolve frequently and their scope may change through new legislation, amendments to existing legislation and changes in interpretation or enforcement and may impose conflicting and inconsistent obligations. Any such changes, and any changes to our products or services or manner in which our customers utilize them may result in new or enhanced costly compliance requirements and governmental or regulatory scrutiny, may limit our ability to operate in certain jurisdictions or to engage in certain data processing activities, and may require us to modify our practices and policies, potentially in a material manner, which we will be unable to do in a timely or commercially reasonable manner or at all.
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
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings arising in the normal course of business. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
In addition, regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors or agents will not violate these or other applicable laws, rules and regulations to which we are and may be subject. Actual or perceived violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, damage to our reputation and corporate brand, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. The political and media scrutiny surrounding a governmental investigation for the violation of such laws, even if an investigation does not result in a finding of violation, could cause us significant expense and collateral consequences, including reputational harm, that could have an adverse impact on our business, results of operations and financial condition.
Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any changes to or violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the U.S., China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into a Settlement Agreement with BIS (the “Settlement Agreement”) that resolves BIS’ allegations regarding our sales of hard disk drives to Huawei. We have also agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Despite our best efforts to comply with the terms of the Settlement Agreement, failure to do so could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting our products subject to the EAR outside of the United States, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, and maintenance of data, such as damage, corruption, loss, unavailability, unauthorized acquisition and other proceeding, and other security risks, including risks of distributions to our platform or security breaches and incidents impacting our digital infrastructure and data, will continue to increase.
Despite the measures we and our vendors put in place designed to protect our computer equipment and data, our customers, suppliers, employees or other third parties, the digital infrastructure and data have been and may continue to be vulnerable to phishing, employee or contractor error, hacking, cyberattacks, ransomware and other malware, malfeasance, system error or other irregularities or incidents, including from attacks or breaches and incidents at third party vendors we utilize. In addition, the measures we take may not be sufficient for all eventualities. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our suppliers’ or other vendors’ systems, networks, or other components or infrastructure have not been compromised or do not contain exploitable defects, bugs or vulnerabilities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques.

We and our vendors may be unable to anticipate or prevent these attacks and other threats, react in a timely manner, or implement adequate preventive measures, and we and they may face delays in detection or remediation of, or other responses to, security breaches and other security-related incidents. The costs to eliminate or address security problems and security vulnerabilities before or after a security breach or incident may be significant. Certain legacy information technology (“IT”) systems may not be easily remediated, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation and other aspects of our efforts to address any attack, compromise, breach or incident may not be successful and could result in interruptions, delays or cessation of service. Security breaches or incidents and unauthorized access to, or loss, corruption, unavailability, or processing of data we and our vendors maintain or otherwise process has exposed us and could expose us, our vendors and customers or other third parties to a risk of loss or misuse of this data. Any actual or perceived breach incident could result in litigation or governmental investigations, fines, penalties, indemnity obligations and other potential liability and costs for us, materially damage our brand, cause us to lose existing or potential customers, impede critical functions or otherwise materially harm our business, results of operations and financial condition.
Additionally, defending against claims, litigation or regulatory inquiries or proceedings relating to any security breach or other security incident, regardless of merit, could be costly and divert attention of key personnel. We cannot ensure that any provisions in our contracts with customers or others relating to limitations of liability would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any claim. The insurance coverage we maintain that is intended to address certain data security risks may be insufficient to cover all types of claims or losses that may arise and has been increasing in price over time. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all.
We must successfully implement our new global enterprise resource planning system and maintain and upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools.
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”) which requires significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase security risks, and may have a material adverse effect on our business, financial condition and results of operations.
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
•actual or perceived security breaches or incidents or security vulnerabilities;
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the end of fiscal year 2023 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
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
Our material manufacturing, product development and marketing and administrative facilities at June 30, 2023 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Leased	575,000	Product development, marketing and administrative and operational offices
Colorado	Leased	533,000	Product development, administrative and operational offices
Minnesota	Owned/Leased	1,096,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	707,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,511,000	Manufacture of media, administrative and operational offices
Ayer Rajah	Leased	410,000	Product development, administrative and operational offices
Thailand
Korat	Owned/Leased	2,710,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	453,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2067.
As of June 30, 2023, we owned or leased a total of approximately 9.8 million square feet of space worldwide. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
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
As of July 31, 2023, there were approximately 487 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2023 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 29, 2018 to June 30, 2023. This is compared with the cumulative total return of the Dow Jones U.S. Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on June 29, 2018, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Seagate Technology Holdings plc, The S&P 500 Index And The Dow Jones U.S. Computer Hardware Index

600
500
400
300
200
100
0
6/29/2018
6/28/2019
7/3/2020
7/2/2021
7/1/2022
6/30/2023
Seagate Technology Holdings plc
S&P 500
Dow Jones U.S. Computer Hardware

	6/29/2018	6/28/2019	7/3/2020	7/2/2021	7/1/2022	6/30/2023
Seagate Technology Holdings plc	$100.00	$88.32	$93.37	$178.82	$146.57	$137.65
S&P 500	100.00	110.42	118.70	167.13	149.39	178.66
Dow Jones U.S. Computer Hardware	100.00	106.49	184.21	281.05	280.39	394.47

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

Repurchases of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.
As of June 30, 2023, $1.9 billion remained available for repurchase of ordinary shares under the existing repurchase authorization limits authorized by our Board of Directors on October 21, 2020 and February 22, 2021. There is no expiration date on our repurchase authorizations. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal year ended June 30, 2023, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1st Quarter through 3rd Quarter of Fiscal Year 2023	6	$74.55	6	$1,924
April 1, 2023 through April 28, 2023	—	—	—	1,924
April 29, 2023 through May 26, 2023	—	—	—	1,924
May 27, 2023 through June 30, 2023	—	—	—	1,921
Through 4th Quarter of Fiscal Year 2023	6		6	$1,921
___________________________________
(1) Repurchase of shares including tax withholdings.
ITEM 6.[Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended June 30, 2023 and July 1, 2022. Discussions of year-to-year comparisons between fiscal years 2022 and 2021 are not included in this Annual Report on Form 10-K and can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, which was filed with the SEC on August 5, 2022.
You should read this discussion in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2023 and 2022 both comprised of 52 weeks and ended on June 30, 2023 and July 1, 2022, respectively. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of Fiscal Year 2023. Highlights of events in fiscal year 2023 that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing fiscal years 2023 and 2022.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements and their general purpose.
•Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Business.”
Overview of Fiscal Year 2023
During fiscal year 2023, we shipped 441 exabytes of HDD storage capacity. We generated revenue of approximately $7.4 billion with a gross margin of 18%. Our operating cash flow was $942 million. We repurchased approximately 5 million of our ordinary shares for $408 million and paid $582 million in dividends.

We reduced our outstanding debt by $195 million through exchange and repurchase of certain senior notes and Term Loans facility with longer duration senior notes and recorded a net gain of $190 million as a result of debt extinguishment. Additionally, we entered into a settlement agreement related to BIS’ allegations regarding violations of the U.S. EAR and recorded a settlement penalty of $300 million.
Recent Developments, Economic Conditions and Challenges
During fiscal year 2023, the data storage industry and our business continued to be impacted by macroeconomic uncertainties and customer inventory adjustments, which led to a significant slowdown in demand for our products, particularly in the mass capacity markets. In response to changes in market demand, we undertook actions to lower our cost structure and reduced manufacturing production plans, which resulted in factory underutilization charges. We expect these market conditions will continue to impact our business and results of operations over the near term. Under these conditions, we are continuing to actively manage costs, drive operational efficiencies and maintain supply discipline.
In light of the deterioration of economic conditions, we undertook the October 2022, April 2023 and other restructuring plans to reduce our cost in response to change in macroeconomic and business conditions during fiscal year 2023. These restructuring plans were substantially completed by the end of fiscal year 2023 with total charges of approximately $269 million, mainly consisting of employee severance cost and other one-time termination benefits. Refer to “ Item 8. Financial Statements and Supplementary Data—Note 7. Restructuring and Exit Costs” for more details.
We continue to actively monitor the effects and potential impacts of inflation, other macroeconomic factors and the pandemic on all aspects of our business, supply chain, liquidity and capital resources including governmental policies that could periodically shut down an entire city where we, our suppliers or our customers operate. We are complying with governmental rules and guidelines across all of our sites. Although we are unable to predict the future impact on our business, results of operations, liquidity or capital resources at this time, we expect we will continue to be negatively affected if the inflation, other macroeconomic factors and the pandemic and related public and private health measures result in substantial manufacturing or supply chain challenges, substantial reductions or delays in demand due to disruptions in the operations of our customers or partners, disruptions in local and global economies, volatility in the global financial markets, sustained reductions or volatility in overall demand trends, restrictions on the export or shipment of our products or our customer’s products, or other unexpected ramifications. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors” of our Annual Report.
Regulatory settlement
On April 18, 2023, our subsidiaries Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd entered into the Settlement Agreement with the BIS that resolves BIS’ allegations regarding our sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. Under the terms of the Settlement Agreement, we agreed to pay $300 million to the BIS in quarterly installments of $15 million over the course of five years beginning October 31, 2023. We have also agreed to complete three audits of its compliance with the license requirements of Section 734.9 of the EAR, including one audit by an unaffiliated third-party consultant chosen by us with expertise in U.S. export control laws and two internal audits. The Settlement Agreement also includes a denial order that is currently suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. While we are in compliance with and upon successful compliance in full with the terms of the Settlement Agreement, BIS has agreed it will not initiate any further administrative proceedings against us in connection with any violation of the EAR arising out of the transactions detailed in the Settlement Agreement.
While we believed that we complied with all relevant export control laws at the time we made the hard disk drive sales at issue, we determined that engaging with BIS and settling this matter was in the best interest of Seagate, our customers and our shareholders. In determining to engage with BIS and resolve this matter through a settlement agreement, we considered a number of factors, including the risks and cost of protracted litigation involving the U.S. government, as well as the size of the potential penalty and our desire to focus on current business challenges and long-term business strategy. The Settlement Agreement includes a finding that we incorrectly interpreted the regulation at issue to require evaluation of only the last stage of our hard disk drive manufacturing process rather than the entire process. As part of this settlement, we have agreed not to contest BIS’ determination that the sales in question did not comply with the U.S. EAR. Refer to “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies” for more details.

Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022
Revenue	$7,384	$11,661
Cost of revenue	6,033	8,192
Gross profit	1,351	3,469
Product development	797	941
Marketing and administrative	491	559
Amortization of intangibles	3	11
BIS settlement penalty	300	—
Restructuring and other, net	102	3
(Loss) income from operations	(342)	1,955
Other expense, net	(154)	(276)
(Loss) income before income taxes	(496)	1,679
Provision for income taxes	33	30
Net (loss) income	$(529)	$1,649

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
Revenue	100%	100%
Cost of revenue	82	70
Gross margin	18	30
Product development	11	8
Marketing and administrative	7	5
Amortization of intangibles	—	—
BIS settlement penalty	4	—
Restructuring and other, net	1	—
Operating margin	(5)	17
Other expense, net	(2)	(3)
(Loss) income before income taxes	(7)	14
Provision for income taxes	—	—
Net (loss) income	(7)%	14%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
Revenues by Channel (%)
OEMs	74%	75%
Distributors	15%	14%
Retailers	11%	11%
Revenues by Geography (%) (1)
Asia Pacific	45%	46%
Americas	41%	40%
EMEA	14%	14%
Revenues by Market (%)
Mass capacity	66%	68%
Legacy	21%	23%
Other	13%	9%

HDD Exabytes Shipped by Market
Mass capacity	380	541
Legacy	61	90
Total	441	631

HDD Price per Terabyte	$15	$17
____________________________________________________________
(1) Revenue is attributed to geography based on the bill from location.

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	Change	% Change
Revenue	$7,384	$11,661	$(4,277)	(37)%
Revenue in fiscal year 2023 decreased approximately 37%, or $4.3 billion, from fiscal year 2022, primarily due to a decrease in exabytes shipped and to a lesser extend price erosion, as a result of lower demand in mass capacity and legacy markets that were impacted by macroeconomic conditions and pandemic-related headwinds. We expect the current market conditions will continue to persist at least through the first half of fiscal year 2024.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	Change	% Change
Cost of revenue	$6,033	$8,192	$(2,159)	(26)%
Gross profit	1,351	3,469	(2,118)	(61)%
Gross margin	18%	30%
For fiscal year 2023, gross margin decreased compared to the prior fiscal year primarily driven by factory underutilization charges of $250 million associated with lower production levels and pandemic-related lockdown in one of our factories, order cancellation fees of $108 million, lower demand in mass capacity and legacy markets with less favorable product mix, price erosion, and accelerated depreciation expense for certain capital equipment.

Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	Change	% Change
Product development	$797	$941	$(144)	(15)%
Marketing and administrative	491	559	(68)	(12)%
Amortization of intangibles	3	11	(8)	(73)%
BIS settlement penalty	300	—	300	*
Restructuring and other, net	102	3	99	3,300%
Operating expenses	$1,693	$1,514	$179
______________________________
*Not a meaningful figure
Product Development Expense. Product development expenses for fiscal year 2023 decreased by $144 million from fiscal year 2022 primarily due to a $70 million decrease in variable compensation and related benefit expenses, a $51 million decrease in compensation and other employee benefits primarily from the reduction in headcount as a result of our October 2022 and April 2023 restructuring plans and a temporary salary reduction program, a $14 million decrease in material expense and a $6 million decrease in equipment expense.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2023 decreased by $68 million from fiscal year 2022 primarily due to a $41 million decrease in variable compensation and related benefit expenses, a $24 million decrease in compensation and other employee benefits primarily from the reduction in headcount as a result of our October 2022 and April 2023 restructuring plans and a temporary salary reduction program and a $7 million recovery of an accounts receivable previously written-off in prior years, partially offset by a $2 million increase in travel expense as a result of the easing of pandemic-related travel restrictions.
Amortization of Intangibles. Amortization of intangibles for fiscal year 2023 decreased by $8 million, as compared to fiscal year 2022, due to certain intangible assets that reached the end of their useful lives.
BIS settlement penalty. The BIS settlement penalty for fiscal year 2023 was $300 million, related to BIS’ allegations of violations of the EAR, which were resolved by the Settlement Agreement in April 2023. Refer to “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies” for more details.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2023 was $102 million, primarily comprised of workforce reduction costs and other exit costs under our October 2022 and April 2023 restructuring plans, partially offset by gains from the sale of certain properties and assets of $167 million.
Restructuring and other, net for fiscal year 2022 was not material.
Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	Change	% Change
Other expense, net	$(154)	$(276)	$122	(44)%
Other expense, net for fiscal year 2023 decreased by $122 million compared to fiscal year 2022 primarily due to a $190 million net gain recognized from early redemption and extinguishment of certain senior notes, partially offset by a $64 million net increase in interest expense from the exchange and issuance of long-term debt.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	Change	% Change
Provision for income taxes	$33	$30	$3	10%

We recorded an income tax provision of $33 million for fiscal year 2023 compared to an income tax provision of $30 million for fiscal year 2022. Despite a consolidated loss on a worldwide basis, we still have taxes payable on a global basis due to guaranteed earnings reported in certain jurisdictions as compared to fiscal year 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into U.S. law. The legislation includes a new corporate alternative minimum tax (the “CAMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. Although CAMT is effective for us beginning in fiscal year 2024, Seagate does not meet the criteria to be subject to CAMT for fiscal year 2024.
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
Our income tax provision recorded for fiscal years 2023 and 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland; and (ii) current year generation of research credits.
We anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate based on our ownership structure, our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland and the potential future changes in our valuation allowance for deferred tax assets.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs and capital expenditures, will allow us to manage the ongoing impacts of macroeconomic and other headwinds including higher inflationary pressures, inventory adjustments by our customers and the overall market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the global economic factors.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of June 30, 2023. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, including the pandemic, among others, see “Part I, Item 1A. Risk Factors” of our Annual Report.
Cash and Cash Equivalents

	As of
(Dollars in millions)	June 30, 2023	July 1, 2022	Change
Cash and cash equivalents	$786	$615	$171
Our cash and cash equivalents increased by $171 million from July 1, 2022 primarily as a result of net cash of $942 million provided by operating activities, net proceeds of $1.6 billion from issuance of long-term debt and proceeds from the sale of assets of $534 million, partially offset by repayment of long-term debt of $1.6 billion, payment of dividends to our shareholders of $582 million, repurchases of our ordinary shares of $408 million, and payments for capital expenditures of $316 million. The following table summarizes results from the Consolidated Statement of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022
Net cash flow provided by (used in):
Operating activities	$942	$1,657
Investing activities	217	(352)
Financing activities	(988)	(1,899)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$171	$(594)
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2023 was $942 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $911 million in accounts receivable, primarily due to lower revenue and timing of collections;
•a decrease of $425 million in inventories, primarily due to a decrease in units built to align with the prevailing demand environment; and
•an increase of $110 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $421 million in accounts payable, primarily due to a decrease in materials purchased; and
•a decrease of $152 million in accrued employee compensation, primarily due to cash paid to our employees as part of our variable compensation plans and a decrease in our variable compensation expense.
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
Cash Used in Investing Activities
In fiscal year 2023, we received $217 million for net cash investing activities, which was primarily due to proceeds of $534 million from the sale of assets, offset by payments for the purchase of property, equipment and leasehold improvements of $316 million.
In fiscal year 2022, we used $352 million for net cash investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of $381 million and payments for the purchase of investments of $18 million, partially offset by proceeds from the sale of investments of $47 million.
Cash Used in Financing Activities
Net cash used in financing activities of $988 million for fiscal year 2023 was primarily attributable to the following activities:
•$1.6 billion repurchases of long-term debt;
•$582 million in dividend payments; and
•$408 million in payments for repurchases of our ordinary shares; partially offset by
•$1.6 billion in proceeds from the issuance of long-term debt; and
•$68 million in proceeds from the issuance of ordinary shares under employee stock plans.

Net cash used in financing activities of $1.9 billion for fiscal year 2022 was primarily attributable to the following activities:
•$1.8 billion in payments for repurchases of our ordinary shares;
•$701 million net purchases of long-term debt; and
•$610 million in dividend payments; partially offset by
•$1.2 billion from the issuance of long-term debt; and
•$68 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of June 30, 2023, consist of: (1) approximately $786 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our credit agreement (the “Credit Agreement”).
As of June 30, 2023, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) leverage ratio and (3) a minimum liquidity amount. On May 19, 2023, we entered into the Eighth Amendment to our Credit Agreement to increase the maximum permitted total net leverage ratio and reduce the minimum interest coverage ration during the covenant relief period. The maximum total net leverage ratio is 6.75 to 1.00 beginning with the fiscal quarter ending June 30, 2023, with periodic step downs during the covenant relief period, shifting to a maximum total leverage ratio of 4.00 to 1.00 for any fiscal quarter ending at any time other than during the covenant relief period. The minimum interest coverage ratio is 2.50 to 1.00 beginning with the fiscal quarter ending June 30, 2023, with periodic step downs and step ups during the covenant relief period, returning to a minimum interest coverage ratio of 3.25 to 1.00 for any fiscal quarter ending after June 28, 2024, and for any fiscal quarter ending at any time other than during the covenant relief period. The covenant relief period terminates on June 27, 2025. As part of this Amendment, the aggregate revolving loan commitments were reduced from $1.75 billion to $1.5 billion. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants. As of June 30, 2023, we were in compliance with all of the covenants under our debt agreements. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details.
As of June 30, 2023, cash and cash equivalents held by non-Irish subsidiaries was $638 million. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.
We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Our ability to fund liquidity requirements beyond 12 months will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, among others, see “Part I, Item 1A. Risk Factors” of this Annual Report.
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend and any future strategic investments.

Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of June 30, 2023, we had unconditional purchase obligations of approximately $3.7 billion, primarily related to purchases of inventory components with our suppliers. We expect $919 million of these commitments to be paid within one year.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of June 30, 2023, we had unconditional commitment of $238 million primarily related to purchases of equipment, of which approximately $137 million is expected to be paid within one year. For fiscal year 2024, we expect capital expenditures to be lower than fiscal year 2023.
Operating leases
We are a lessee in several operating leases related to real estate facilities for warehouse, office and lab space. As of June 30, 2023, the amount of future minimum rent expense for both occupied and vacated facilities net of sublease income under non-cancelable operating lease contracts was $564 million, of which $53 million is expected to be paid within one year. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Leases” for details.
Long-term debt and interest payments on debt
As of June 30, 2023, the future principal payment obligation on our long-term debt was $5.5 billion, of which $63 million will mature within one year. As of June 30, 2023, future interest payments on this outstanding debt is estimated to be approximately $2.2 billion, of which $324 million is expected to be paid within one year. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million will be made over the course of five years beginning October 31, 2023, of which $45 million is expected to be paid within one year and $255 million thereafter. Refer to “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies” for more details.
Restructuring
On October 24, 2022, we committed to an October 2022 plan (the “October 2022 Plan”) to reduce our cost structure to better align our operational needs to current economic conditions while continuing to support the long-term business strategy. On March 29, 2023, in light of further deteriorating economic conditions, we committed to an expansion of the October 2022 Plan to further reduce the global headcount by approximately 480 employees to a total reduction of approximately 3,480 employees. The expanded plan includes aligning our business plan to near-term market conditions, along with other cost saving measures. On April 20, 2023, the Company committed to an April 2023 restructuring plan (the “April 2023 Plan”) to further reduce its cost structure in response to changes in macroeconomic and business conditions. The April 2023 Plan was intended to align the Company’s operational needs with the near-term demand environment while continuing to support the long-term business strategy. Both the October 2022 Plan and the April 2023 Plan were substantially completed by the end of the fiscal year 2023.
During fiscal year 2023, we recorded restructuring and other, net of $102 million, primarily related to the workforce reduction costs under the October 2022 Plan and the April 2023 Plan, partially offset by gains from the sale of certain properties and assets. We made cash payments of $155 million for all active restructuring plans. As of June 30, 2023, the future cash payments related to our remaining active restructuring plans were $119 million, of which $117 million is expected to be paid within one year.
Income Tax
As of June 30, 2023, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $4 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Dividends
On July 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on October 10, 2023 to shareholders of record as of the close of business on September 26, 2023. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During fiscal year 2023, we repurchased approximately 6 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of June 30, 2023, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in “Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Based on this definition, our most critical accounting policies include: Revenue - Sales Program Accruals, Warranty and Income Taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventories, assessing goodwill and other long-lived assets for impairment, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
Revenue - Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer's volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve estimating the most likely amount of rebates related to a customer's level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Total sales programs were 17% and 14% of gross revenue in fiscal years 2023 and 2022, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were approximately 1% and less than 1% of gross revenue in fiscal years 2023 and 2022, respectively.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of June 30, 2023, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We had no impairments related to credit losses for available-for-sale debt securities as of June 30, 2023.
We have fixed rate and variable rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. Our Term Loans bear interest at a variable rate equal to Secured Overnight Financing Rate (“SOFR”) plus a variable margin.
We have entered into certain interest rate swap agreements to convert the variable interest rate on the Term Loans to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. As of June 30, 2023, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.3 billion, of which $429 million will mature through September 2025 and $859 million will mature through July 2027.

The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2023.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at June 30, 2023
	2024	2025	2026	2027	2028	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$74	$—	$—	$—	$—	$—	$74	$74
Average interest rate	5.12%	—%	—%	—%	—%	—%	5.12%
Other debt securities
Fixed rate	$—	$—	$15	$—	$—	$1	$16	$16
Debt
Fixed rate	$—	$479	$—	$505	$—	$3,245	$4,229	$4,112
Average interest rate	—%	4.75%	—%	4.88%	—%	6.88%	6.40%
Variable rate	$63	$103	$497	$107	$519	$—	$1,289	$1,259
Average interest rate	5.60%	5.61%	5.84%	5.52%	5.60%	—%	5.69%
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
We recognized a net gain of $16 million and a net loss of $29 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designations on discontinued cash flow hedges during fiscal year 2023. We recognized a net loss of $11 million and $10 million in Cost of revenue and Interest expense, respectively, related to the loss of hedge designations on discontinued cash flow hedges during the fiscal year 2022.
The table below provides information as of June 30, 2023 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$356	$1.34	$(2)
Thai Baht	145	$33.96	(5)
Chinese Renminbi	76	$6.83	(3)
British Pound Sterling	65	$0.81	2
Total	$642		$(8)
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

In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liabilities due to changes in the value of the investment options made by employees. See “Item 8. Financial Statements and Supplementary Data—Note 8. Derivative Financial Instruments” of this Annual Report.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$786	$615
Accounts receivable, net	621	1,532
Inventories	1,140	1,565
Other current assets	358	321
Total current assets	2,905	4,033
Property, equipment and leasehold improvements, net	1,706	2,239
Goodwill	1,237	1,237
Other intangible assets, net	—	9
Deferred income taxes	1,117	1,132
Other assets, net	591	294
Total Assets	$7,556	$8,944
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,603	$2,058
Accrued employee compensation	100	252
Accrued warranty	78	65
Current portion of long-term debt	63	584
Accrued expenses	748	596
Total current liabilities	2,592	3,555
Long-term accrued warranty	90	83
Other non-current liabilities	685	135
Long-term debt, less current portion	5,388	5,062
Total Liabilities	8,755	8,835
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ (Deficit) Equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 207,389,381 issued and outstanding at June 30, 2023 and 209,850,169 issued and outstanding at July 1, 2022	—	—
Additional paid-in capital	7,373	7,190
Accumulated other comprehensive income	98	36
Accumulated deficit	(8,670)	(7,117)
Total Shareholders’ (Deficit) Equity	(1,199)	109
Total Liabilities and Shareholders’ (Deficit) Equity	$7,556	$8,944
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Revenue	$7,384	$11,661	$10,681

Cost of revenue	6,033	8,192	7,764
Product development	797	941	903
Marketing and administrative	491	559	502
Amortization of intangibles	3	11	12
BIS settlement penalty	300	—	—
Restructuring and other, net	102	3	8
Total operating expenses	7,726	9,706	9,189

(Loss) income from operations	(342)	1,955	1,492

Interest income	10	2	2
Interest expense	(313)	(249)	(220)
Net gain recognized from early redemption of debt	190	—	—
Other, net	(41)	(29)	74
Other expense, net	(154)	(276)	(144)

(Loss) income before income taxes	(496)	1,679	1,348
Provision for income taxes	33	30	34
Net (loss) income	$(529)	$1,649	$1,314

Net (loss) income per share:
Basic	$(2.56)	$7.50	$5.43
Diluted	$(2.56)	$7.36	$5.36
Number of shares used in per share calculations:
Basic	207	220	242
Diluted	207	224	245
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Net (loss) income	$(529)	$1,649	$1,314
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	65	48	15
(Gains) losses reclassified into earnings	(13)	21	(9)
Net change	52	69	6
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	11	6	1
(Gains) losses reclassified into earnings	(1)	2	3
Net change	10	8	4
Foreign currency translation adjustments	—	—	15
Total other comprehensive income, net of tax	62	77	25
Comprehensive (loss) income	$(467)	$1,726	$1,339
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
OPERATING ACTIVITIES
Net income	$(529)	$1,649	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	451	397
Share-based compensation	115	145	112
Net (gain) loss on redemption and repurchase of debt	(204)	—	1
Deferred income taxes	10	(9)	(4)
Other non-cash operating activities, net	(125)	64	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	911	(374)	(42)
Inventories	425	(361)	(64)
Accounts payable	(421)	228	(14)
Accrued employee compensation	(152)	(30)	58
Accrued expenses, income taxes and warranty	101	(26)	(38)
Other assets and liabilities	298	(80)	(44)
Net cash provided by operating activities	942	1,657	1,626
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(316)	(381)	(498)
Proceeds from the sale of assets	534	—	4
Purchases of investments	(1)	(18)	(4)
Proceeds from sale of investments	—	47	29
Maturities of short-term investments	—	—	3
Net cash provided by (used in) investing activities	217	(352)	(466)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,578)	(701)	(33)
Proceeds from issuance of long-term debt	1,600	1,200	1,000
Dividends to shareholders	(582)	(610)	(649)
Repurchases of ordinary shares	(408)	(1,799)	(2,047)
Taxes paid related to net share settlement of equity awards	(44)	(51)	(33)
Proceeds from issuance of ordinary shares under employee stock plans	68	68	108
Other financing activities, net	(44)	(6)	(19)
Net cash used in financing activities	(988)	(1,899)	(1,673)
Increase (decrease) in cash, cash equivalents and restricted cash	171	(594)	(513)
Cash, cash equivalents and restricted cash at the beginning of the year	617	1,211	1,724
Cash, cash equivalents and restricted cash at the end of the year	$788	$617	$1,211
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$327	$244	$184
Cash paid for income taxes, net of refunds	$32	$33	$44
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For Fiscal Years Ended June 30, 2023, July 1, 2022 and July 2, 2021
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at, July 3, 2020	257	$—	$6,757	$(66)	$(4,904)	$1,787
Net income					1,314	1,314
Other comprehensive income				25		25
Issuance of ordinary shares under employee stock plans	4		108			108
Repurchases of ordinary shares	(33)				(2,047)	(2,047)
Tax withholding related to vesting of restricted share units	(1)				(33)	(33)
Dividends to shareholders ($2.66 per ordinary share)					(635)	(635)
Share-based compensation			112			112
Balance at, July 2, 2021	227	—	6,977	(41)	(6,305)	631
Net income					1,649	1,649
Other comprehensive income				77		77
Issuance of ordinary shares under employee stock plans	4		68			68
Repurchases of ordinary shares	(20)				(1,806)	(1,806)
Tax withholding related to vesting of restricted share units	(1)				(51)	(51)
Dividends to shareholders ($2.77 per ordinary share)					(604)	(604)
Share-based compensation			145			145
Balance at, July 1, 2022	210	—	7,190	36	(7,117)	109
Net loss					(529)	(529)
Other comprehensive income				62		62
Issuance of ordinary shares under employee stock plans	3		68			68
Repurchases of ordinary shares	(5)				(400)	(400)
Tax withholding related to vesting of restricted share units	(1)				(44)	(44)
Dividends to shareholders ($2.80 per ordinary share)					(580)	(580)
Share-based compensation			115			115
Balance at, June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and infrastructure solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”), storage subsystem, as well as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Fiscal years 2023, 2022 and 2021 are comprised of 52 weeks and ended on June 30, 2023, July 1, 2022 and July 2, 2021, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2026 will also be comprised of 53 weeks and will end on July 3, 2026.
Summary of Significant Accounting Policies
Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s highly liquid investments are primarily comprised of money market funds, time deposits and certificates of deposits. The Company has classified its marketable debt securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive income, which is a component of Shareholders’ (Deficit) Equity. The Company evaluates the available-for-sale debt securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net on the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Other cash equivalents are carried at cost, which approximates fair value.
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
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $30 million, $34 million and $29 million in fiscal years 2023, 2022 and 2021, respectively.
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
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated other comprehensive income, which is a component of Shareholders’ (Deficit) Equity.
Government Incentives. The Company enters into government incentive arrangements with domestic and foreign, local, regional and national governments, which vary in size, duration and conditions. The Company receives primarily operating grants, which are recognized as a reduction of expenditures when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. In fiscal year 2023, approximately $13 million of operating grants were recognized as reductions to Cost of revenue and Product development in the Consolidated Statements of Operations. The Company also received advanced cash grants of $13 million, which were reflected within Accrued expenses in the Company's Consolidated Balance Sheets as of June 30, 2023.
Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for expected credit losses based upon factors surrounding the credit risk of customers, global macroeconomic conditions and an analysis of specific exposures. Two customers and one customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2023 and July 1, 2022, respectively.
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
In November 2021, the FASB issued ASU 2021-10 (ASC Topic 832), Disclosures by Business Entities about Government Assistance. This ASU requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the type of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The Company adopted this guidance for the fiscal year ended June 30, 2023 on a prospective basis. See “Government Incentives” for further details.
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a roll forward of the related obligations. The Company will adopt this in the first quarter of fiscal year 2024 and provide additional disclosure. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of June 30, 2023 and July 1, 2022:

	June 30, 2023			July 1, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$73	$—	$73	$60	$—	$60
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	16	—	16	23	—	23
Total	$90	$—	$90	$84	$—	$84

Included in Cash and cash equivalents			$72			$59
Included in Other current assets			2			2
Included in Other assets, net			16			23
Total			$90			$84
As of June 30, 2023 and July 1, 2022, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of June 30, 2023 and July 1, 2022, the Company had no material available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of June 30, 2023. During fiscal year 2022, the Company recorded a $13 million impairment loss relating to available-for-sale debt securities.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of June 30, 2023, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$74	$74
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	1	1
Total	$90	$90
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Cash and cash equivalents	$786	$615	$1,209
Restricted cash included in Other current assets	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$788	$617	$1,211

Accounts Receivable, net
The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	June 30, 2023	July 1, 2022
Accounts receivable	$625	$1,536
Allowances for expected credit losses	(4)	(4)
Account receivable, net	$621	$1,532
Activity in the expected credit losses accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Deductions (1)	Balance at End of Period
Fiscal year ended July 2, 2021	$5	—	(1)	$4
Fiscal year ended July 1, 2022	$4	—	—	$4
Fiscal year ended June 30, 2023	$4	—	—	$4
______________________________________________
(1)    Uncollectible accounts written off, net of recoveries.

In connection with the Company’s factoring agreements, from time to time the Company sells trade receivables to third parties for cash proceeds less a discount. During fiscal year 2023, the Company sold trade receivables without recourse for cash proceeds of $876 million, of which $275 million remained subject to servicing by the Company as of June 30, 2023. During fiscal year 2022, the Company sold trade receivables without recourse for cash proceeds of $275 million, of which $200 million remained subject to servicing by the Company as of July 1, 2022. The discounts on trade receivables sold were $11 million for fiscal year 2023 and immaterial for fiscal years 2022 and 2021, respectively.
Inventories
The following table provides details of the inventory balance sheet item:

(Dollars in millions)	June 30, 2023	July 1, 2022
Raw materials and components	$241	$283
Work-in-process	682	716
Finished goods	217	566
Total inventories	$1,140	$1,565
The Company reclassified certain Raw materials and components to Work-in-process as of July 1, 2022 in the table above to conform to the current year’s presentation. The reclassification did not result in any change to the total inventories balance as reported in the Consolidated Balance Sheets and Statements of Cash Flows for all periods presented.
Other Current Assets
The following table provides details of the other current assets balance sheet item:

(Dollars in millions)	June 30, 2023	July 1, 2022
Vendor receivables	$167	$83
Other current assets	191	238
Total	$358	$321

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 30, 2023	July 1, 2022
Land and land improvements		$21	$47
Equipment	3 – 7	8,504	8,473
Buildings and leasehold improvements	Up to 30	1,435	1,893
Construction in progress		307	246
		10,267	10,659
Less: accumulated depreciation and amortization		(8,561)	(8,420)
Property, equipment and leasehold improvements, net		$1,706	$2,239
Depreciation expense, which includes amortization of leasehold improvements, was $504 million, $431 million and $368 million for fiscal years 2023, 2022 and 2021, respectively. In fiscal year 2023, the Company recognized a charge of $85 million for the accelerated depreciation of certain fixed assets, of which $60 million and $25 million was recorded to Cost of revenue and Operating expense, respectively, in the Consolidated Statement of Operations. In fiscal years 2022 and 2021, the accelerated depreciation charge recognized was immaterial. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2023, 2022 and 2021, the Company capitalized interest of $8 million, $3 million and $5 million, respectively.
Accrued Expenses
The following table provides details of the accrued expenses balance sheet item:

(Dollars in millions)	June 30, 2023	July 1, 2022
Dividends payable	$145	$147
Other accrued expenses	603	449
Total	$748	$596
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 2, 2021	$(18)	$(22)	$(1)	$(41)
Other comprehensive income before reclassifications	48	6	—	54
Amounts reclassified from AOCI	21	2	—	23
Other comprehensive income	69	8	—	77
Balance at July 1, 2022	51	(14)	(1)	36
Other comprehensive income before reclassifications	65	11	—	76
Amounts reclassified from AOCI	(13)	(1)	—	(14)
Other comprehensive income	52	10	—	62
Balance at June 30, 2023	$103	$(4)	$(1)	$98

3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1,237 million as of June 30, 2023 and July 1, 2022. There were no additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2023, 2022 and 2021.
Other Intangible Assets
Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.
In fiscal years 2023, 2022 and 2021, amortization expense for other intangible assets was $9 million, $20 million and $29 million, respectively.
The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of June 30, 2023, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$10	$(10)	$—	0.1 Year
Total amortizable other intangible assets	$10	$(10)	$—	0.1 Year
The carrying value of other intangible assets subject to amortization, excluding fully amortized intangible assets, as of July 1, 2022 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$29	$(24)	$5	1.0 Year
Customer relationships	71	(68)	3	0.2 Year
Other intangible assets	8	(7)	1	0.8 Year
Total amortizable other intangible assets	$108	$(99)	$9	0.8 Year

As of June 30, 2023, expected amortization expense for other intangible assets for fiscal year 2024 is immaterial.

4.Debt
The following table provides details of the Company’s debt as of June 30, 2023 and July 1, 2022:

(Dollars in millions)	June 30, 2023	July 1, 2022
Unsecured Senior Notes(1)
$1,000 issued on May 22, 2013 at 4.75% due June 1, 2023 (the “2023 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	$—	$540
$500 issued on February 3, 2017 at 4.875% due March 1, 2024 (the “2024 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	—	499
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	465	466
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	500
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	—
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	500
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	500
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	—
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	—
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489

Term Loan
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	430	600
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	430	600
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	430	—
	5,487	5,677
Less: unamortized debt issuance costs	(36)	(31)
Debt, net of debt issuance costs	5,451	5,646
Less: current portion of long-term debt	(63)	(584)
Long-term debt, less current portion	$5,388	$5,062
___________________________________
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
The exchange was accounted for as a debt extinguishment and the Company recorded a net gain of $204 million, which was included in Net gain recognized from early redemption of debt in the Company’s Consolidated Statements of Operations for fiscal year 2023.
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
December 2029 Notes. On May 30, 2023, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 8.25% Senior Notes which will mature on December 15, 2029. The interest on the December 2029 Notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2023.
8.50% July 2031 Notes. On May 30, 2023, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 8.50% Senior Notes which will mature on July 15, 2031. The interest on the July 2031 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2024.
In connection with the issuance of the December 2029 and 8.50% July 2031 Notes, the entire outstanding principal amount of the 2024 Notes and $450 million principal amount of the Term Loans were repaid. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $17 million, which was included in Net gain recognized from early redemption of debt in the Company’s Consolidated Statements of Operations for fiscal year 2023.
At any time before July 15, 2026, Seagate HDD may redeem the December 2029 or 8.50% July 2031 Notes of either series at its option, in whole or in part, at any time and from time to time, at a “make-whole” redemption price. The “make-whole” redemption price will be equal to the greater of: (1)(a) the sum of the present values at such redemption date of the redemption price of the applicable series of Notes that would apply if such series of Notes were redeemed on July 15, 2026 (at the price specified in the applicable Indenture) plus the remaining scheduled payments of interest thereon to, and including, July 15, 2026 discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using a discount rate equal to the Treasury Rate (as defined in the applicable Indenture) as of such redemption date; plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of such series of Notes to be redeemed plus, in either case, accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. At any time on or after July 15, 2026, Seagate HDD may, at its option, redeem some or all of the Notes of either series at the prices specified in the applicable Indenture, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, Seagate HDD may redeem with the net cash proceeds from one or more equity offerings up to 40% of the outstanding principal amount of each series of Notes at any time prior to July 15, 2026, at a redemption price of 108.25%, in the case of the 2029 Notes, and a redemption price of 108.50%, in the case of the 2031 Notes, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date.

Debt Repurchases
In February 2023, $20 million principal amount of the January 2031 Notes, $5 million principal amount of the June 2029 Notes, and $5 million principal amount of the July 2031 Notes were repurchased for cash at a discount to their principal amounts, plus accrued and unpaid interest. The Company recorded a gain of $3 million on these repurchases during fiscal year 2023, which was included in Net gain recognized from early redemption of debt in the Company’s Consolidated statements of Operations.

Credit Agreement
The Company’s subsidiary, Seagate HDD Cayman, entered into a credit agreement on February 20, 2019, which was amended on May 28, 2019, September 16, 2019, January 13, 2021, May 18, 2021, October 14, 2021, August 18, 2022, November 8, 2022, May 19, 2023 and June 26, 2023 (the “Credit Agreement”).
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
On November 8, 2022, the Borrower entered into the seventh amendment to its Credit Agreement to increase the maximum permitted total leverage ratio the Company must comply with during the covenant relief period that ends on June 28, 2024 and prohibit the Company from pursuing the use of the Incremental Facility during the covenant relief period. The maximum permitted total leverage ratio is 5.0 to 1.0 from the fiscal quarters ending December 30, 2022 to June 30, 2023. For the fiscal quarter ending September 29, 2023, the maximum permitted total leverage ratio is 4.75 to 1.0 and then steps down to 4.5 to 1.0 from the fiscal quarters ending December 29, 2023 to June 28, 2024. The maximum permitted leverage ratio will return to 4.0 to 1.0 for any fiscal quarter ending after June 28, 2024.
On May 19, 2023, the Borrower entered into the eight amendment to its Credit Agreement (the “Eighth Amendment”) to replace the total leverage ratio with a new total net leverage ratio during the covenant relief period which terminates on June 27, 2025. The maximum total net leverage ratio is 6.75 to 1.00 beginning with the fiscal quarter ending June 30, 2023, with periodic step downs during the covenant relief period, shifting to a maximum total leverage ratio of 4.0 to 1.0 for any fiscal quarter ending at any time other than during the covenant relief period. The minimum interest coverage ratio is 2.50 to 1.0 beginning with the fiscal quarter ending June 30, 2023, with periodic step downs and step ups during the covenant relief period, returning to a minimum interest coverage ratio of 3.25 to 1.0 for any fiscal quarter ending after June 28, 2024. The Eight Amendment also reduced the Revolving Credit Facility to $1.5 billion.
On June 26, 2023, the Borrower entered into the ninth amendment to its Credit Agreement to, among other things, modify the repayment schedules of the Term Loans to reflect the $450 million pay down of the Term Loans.
As of June 30, 2023, no borrowings (including Swingline loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. STX and certain of its material subsidiaries, including STUC, fully and unconditionally guarantee both the Revolving Credit Facility and the Term Loans. The Credit Agreement includes three financial covenants: (1) interest coverage ratio, (2) leverage ratio and (3) a minimum liquidity amount. The Company was in compliance with the covenants as of June 30, 2023 and expects to be in compliance for the next 12 months.
Future Principal Payments on Long-term Debt
At June 30, 2023, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2024	$63
2025	582
2026	497
2027	612
2028	519
Thereafter	3,245
Total	$5,518

5.Income Taxes
(Loss) income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
U.S.	$300	$145	$191
Non-U.S.	(796)	1,534	1,157
	$(496)	$1,679	$1,348
The provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Current income tax expense:
U.S.	$6	$4	$—
Non-U.S.	17	35	38
Total Current	23	39	38
Deferred income tax expense/(benefit):
U.S.	9	3	8
Non-U.S.	1	(12)	(12)
Total Deferred	10	(9)	(4)
Provision for income taxes	$33	$30	$34

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022
Deferred tax assets
Accrued warranty	$38	$34
Inventory carrying value adjustments	40	43
Receivable allowances	11	20
Accrued compensation and benefits	43	73
Capitalized research expenses	119	—
Depreciation	40	45
Restructuring accruals	14	—
Lease liabilities	62	5
Other accruals and deferred items	14	19
Net operating losses	542	671
Tax credit carryforwards	619	650
Other assets	1	1
Gross: Deferred tax assets	1,543	1,561
Less: Valuation allowance	(370)	(434)
Net: Deferred tax assets	1,173	1,127
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(4)	(5)
Acquisition-related items	(1)	(2)
Right-of-use assets	(62)	(5)
Other liabilities	(2)	—
Net: Deferred tax liabilities	(69)	(12)
Total net deferred tax assets	$1,104	$1,115
At June 30, 2023, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-Irish taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-Irish taxable income.
The deferred tax asset valuation allowance decreased by $64 million in fiscal year 2023, which primarily relates to the expiration of unutilized tax credit carryforwards.
At June 30, 2023, the Company had U.S. and non-U.S. tax net operating loss carryforwards of approximately $3.6 billion and $391 million, respectively, which will expire at various dates beginning in fiscal year 2024, if not utilized. Net operating loss carryforwards of approximately $245 million are scheduled to expire in fiscal year 2024. At June 30, 2023, the Company had U.S. tax credit carryforwards of $739 million, of which $35 million are scheduled to expire at various dates in fiscal year 2024, if not utilized.

As of June 30, 2023, approximately $150 million and $60 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations ranging from $1 million to $45 million pursuant to U.S. tax law.

For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
(Benefit) provision at statutory rate	$(124)	$420	$337
Permanent differences	8	5	8
Valuation allowance	(18)	7	(2)
Effect of rates different than statutory	178	(371)	(287)
Research credit	(18)	(26)	(27)
Other individually immaterial items	7	(5)	5
Provision for income taxes	$33	$30	$34
A substantial portion of the Company's operations in Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through 2033. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to decrease the Company’s net loss by approximately $14 million in fiscal year 2023 ($0.07 per share, basic), to increase the Company's net income by approximately $290 million in fiscal year 2022 ($1.29 per share, diluted) and to increase the Company’s net income by approximately $226 million in fiscal year 2021 ($0.92 per share, diluted).
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
As of June 30, 2023 and July 1, 2022, the Company had approximately $116 million and $114 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Balance of unrecognized tax benefits at the beginning of the year	$114	$108	$89
Gross increase for tax positions of prior years	—	1	7
Gross decrease for tax positions of prior years	(4)	(1)	(1)
Gross increase for tax positions of current year	7	6	15
Gross decrease for tax positions of current year	(1)	—	—
Settlements	—	—	(1)
Lapse of statutes of limitation	—	—	(1)
Balance of unrecognized tax benefits at the end of the year	$116	$114	$108
It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. Interest and penalties recorded on these tax positions were not material to any periods presented in the Consolidated Statement of Operations. As of June 30, 2023, accrued interest and penalties related to unrecognized tax benefits did not materially change compared to fiscal year 2022.
During the 12 months beginning July 1, 2023, the Company does not expect a material change to its unrecognized tax benefits as a result of the expiration of certain statutes of limitation.
The Company is required to file U.S. and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. income tax returns for years prior to fiscal year 2019 and prior to fiscal year 2012 for non-U.S. income tax returns.
6.Leases
The Company is a lessee in several operating leases related to real estate facilities for warehouse, office and lab space.

The Company’s lease arrangements comprise operating leases with various expiration dates through 2067. The lease term includes the non-cancelable period of the lease, adjusted for options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
During fiscal year 2023, the Company sold and leased back certain properties and recorded a net gain of $156 million within Restructuring and other, net on the Consolidated Statements of Operations.
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Operating lease cost	$21	$16	$15
Variable lease cost	3	4	4
Total lease cost	$24	$20	$19

Operating cash outflows from operating leases	$23	$20	$19

During fiscal year 2023, the Company obtained $353 million ROU assets in exchange for new operating lease liabilities. In fiscal years 2022 and 2021 the ROU assets obtained in exchange for new operating lease liabilities were immaterial.

	June 30, 2023	July 1, 2022	July 2, 2021
Weighted-average remaining lease term	9.6 years	9.3 years	7.2 years
Weighted-average discount rate	8.49%	6.40%	6.02%
ROU assets and lease liabilities are included on the Company’s Consolidated Balance Sheet as follows:

(Dollars in millions)	Balance Sheet Location	June 30, 2023	July 1, 2022
ROU assets	Other assets, net	$396	$94
Current lease liabilities	Accrued expenses	51	14
Non-current lease liabilities	Other non-current liabilities	333	36

At June 30, 2023, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
2024	$53
2025	55
2026	55
2027	55
2028	56
Thereafter	290
Total lease payments	564
Less: imputed interest	(180)
Present value of lease liabilities	$384

7.Restructuring and Exit Costs
During fiscal years 2023, 2022 and 2021, the Company recorded restructuring and other, net of $102 million, $3 million and $8 million, respectively, on the Consolidated Statements of Operations. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits and facilities and other exit costs. The Company’s significant restructuring plans are described below.
October 2022 Plan - On October 24, 2022, the Company committed to an October 2022 restructuring plan (the “October 2022 Plan”) to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. On March 29, 2023, in light of further deteriorating economic conditions, the Company committed to an expansion of the October 2022 Plan to further reduce its global headcount by approximately 480 employees to a total reduction of approximately 3,480 employees. This expanded plan includes aligning its business plan to near-term market conditions, along with other cost saving measures. The October 2022 Plan was substantially completed by the end of fiscal year 2023.
April 2023 Plan - On April 20, 2023, the Company committed to an April 2023 restructuring plan (the “April 2023 Plan”) to further reduce its cost structure in response to changes in macroeconomic and business conditions. The April 2023 Plan is intended to align the Company’s operational needs with the near-term demand environment while continuing to support the long-term business strategy. The April 2023 Plan was substantially completed by the end of fiscal year 2023.
The following table summarizes the Company’s restructuring activities under its active restructuring plans for fiscal years 2023, 2022 and 2021:

	April 2023 Plan		October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at July 3, 2020	$—	$—	$—	$—	$43	$5	$48
Restructuring charges	—	—	—	—	6	8	14
Cash payments	—	—	—	—	(47)	(6)	(53)
Adjustments	—	—	—	—	—	(1)	(1)
Accrual balances at July 2, 2021	—	—	—	—	2	6	8
Restructuring charges	—	—	—	—	2	1	3
Cash payments	—	—	—	—	(4)	(2)	(6)
Adjustments	—	—	—	—	—	—	—
Accrual balances at July 1, 2022	—	—	—	—	—	5	5
Restructuring charges	145	3	104	7	10	—	269
Cash payments	(37)	(3)	(103)	(1)	(10)	(1)	(155)
Adjustments	—	—	—	(1)	1	—	—
Accrual balances at June 30, 2023	$108	$—	$1	$5	$1	$4	$119
Total costs incurred to date as of June 30, 2023	$145	$3	$104	$7	$73	$24	$356
Total expected costs to be incurred as of June 30, 2023	$—	$—	$—	$—	$—	$1	$1
Of the accrued restructuring balance of $119 million at June 30, 2023, $117 million was included in Accrued expenses and $2 million was included in Other non-current liabilities in the Company’s Consolidated Balance Sheet. The accrued restructuring balance of $5 million at July 1, 2022 was included in Accrued expenses in the Company’s Consolidated Balance Sheet.
During fiscal year 2023, the Company sold certain properties and assets and recognized a net gain of $167 million. The net gain was included in Restructuring and other, net in the Company’s Consolidated Statements of Operations.
During fiscal year 2021, the Company recognized a gain of $3 million from the sale of a certain property and a gain of $2 million from termination of an operating lease, which were reported in Restructuring and other, net on the Company’s Consolidated Statements of Operations.

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
In September 2022, the Company terminated its then existing interest swap agreements relating to Term Loans A1 and A2 and entered into new interest swap agreements with a notional amount of $1.6 billion, to convert the variable interest rate on certain principal amounts of the Term Loans drawn under its Credit Agreement. The Company received cash proceeds of $110 million from the counterparty. The cash proceeds were reported within Net cash provided by operating activities in the Company’s Consolidated Statement of Cash Flows. The Company discontinued the related hedge accounting prospectively and as a result the realized gain of $110 million was accounted and reported in AOCI and is amortized to Interest expense in the Consolidated Statement of Operations over the remaining period of the Term Loans A1 and A2. During fiscal year 2023, $22 million of the gains were amortized to Interest expense in the Company’s Consolidated Statements of Operations.
In June 2023, in connection with the $450 million of early repayment of a portion of the outstanding Term Loans principal, the Company terminated $300 million of its then existing interest swap agreements relating to Term Loans A1 and A2 with an immaterial loss. The Company entered into a new interest swap agreement relating to Term Loan A3 with a notional amount of $45 million, to convert the variable interest rate on certain principal amounts of the Term Loans drawn under its Credit Agreement. The Company discontinued the related hedge accounting prospectively and as a result the immaterial realized loss was recorded in Interest expense in the Company’s Consolidated Statement of Operations in fiscal year 2023.
As of June 30, 2023, the aggregate notional amount of the Company’s interest-rate swap contracts was $1.3 billion, of which $429 million will mature through September 2025 and $859 million will mature through July 2027.
The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized gains on cash flow hedges was $12 million and $51 million, respectively, as of June 30, 2023 and as of July 1, 2022. As of June 30, 2023, the amount of existing net gains related to cash flow hedges recorded in AOCI included a net gain of $39 million that is expected to be reclassified to earnings within twelve months.
The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI on the Company’s Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognized a net gain of $16 million and a net loss of $29 million in Cost of revenue and Interest expense, respectively related to the de-designation on discontinued cash flow hedges during fiscal year 2023. The Company recognized a net loss of $11 million and $10 million in Cost of revenue and Interest expense respectively related to the de-designation on discontinued cash flow hedges during fiscal year 2022. The Company recognized a net gain of $14 million in Cost of revenue and a net loss of $7 million in Interest expense related to the de-designation on discontinued cash flow hedges during the fiscal year 2021.
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

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of June 30, 2023 and July 1, 2022. All of the foreign currency forward exchange contracts mature within 12 months.

	As of June 30, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$195	$161
Thai Baht	129	16
Chinese Renminbi	64	12
British Pound Sterling	57	8
	$445	$197

	As of July 1, 2022
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$178	$52
Thai Baht	133	35
Chinese Renminbi	92	24
British Pound Sterling	64	15
	$467	$126

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of June 30, 2023, the notional investments underlying the TRS amounted to $108 million. The contract term of the TRS is through January 2024 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.
The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of June 30, 2023 and July 1, 2022:

	As of June 30, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(10)
Interest rate swap	Other current assets	20	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$23		$(11)

	As of July 1, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(14)
Interest rate swap	Other current assets	65	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(5)
Total return swap	Other current assets	—	Accrued expenses	(4)
Total derivatives		$65		$(23)
The following tables show the effect of the Company’s derivative instruments on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Operations for the fiscal year ended June 30, 2023:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(7)
Total return swap	Operating expenses	6

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(6)	Cost of revenue	$16	Other, net	$(4)
Interest rate swap	71	Interest expense	(29)	Interest expense	—

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

	June 30, 2023				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$72	$—	$—	$72	$59	$—	$—	$59
Total cash equivalents	72	—	—	72	59	—	—	59
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	16	16	—	—	23	23
Derivative assets	—	23	—	23	—	65	—	65
Total assets	$73	$24	$16	$113	$60	$66	$23	$149
Liabilities:
Derivative liabilities	$—	$11	$—	$11	$—	$23	$—	$23
Total liabilities	$—	$11	$—	$11	$—	$23	$—	$23

	June 30, 2023				July 1, 2022
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(US Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$72	$—	$—	$72	$59	$—	$—	$59
Other current assets	1	24	—	25	1	66	—	67
Other assets, net	—	—	16	16	—	—	23	23
Total assets	$73	$24	$16	$113	$60	$66	$23	$149
Liabilities:
Accrued expenses	$—	$11	$—	$11	$—	$23	$—	$23
Total liabilities	$—	$11	$—	$11	$—	$23	$—	$23
The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 30, 2023, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded a net loss of $4 million in fiscal year 2023, and a net gain of $8 million and $48 million in fiscal years 2022 and 2021, respectively. The adjusted carrying value of the investments accounted under the equity method amounted to $55 million and $61 million as of June 30, 2023 and July 1, 2022 respectively.
For the investments that are accounted under the measurement alternative, the Company recorded a net loss of $5 million in fiscal year 2023, which included $9 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. For fiscal years 2022 and 2021, the Company recorded a net gain of $4 million and $51 million, respectively. In fiscal year 2021, the Company recorded downward adjustment of $12 million to write down the carrying amount of certain investments to their fair value. As of June 30, 2023 and July 1, 2022, the carrying value of the Company’s strategic investments under the measurement alternative was $88 million and $88 million, respectively.
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

	June 30, 2023		July 1, 2022
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.750% Senior Notes due June 2023	$—	$—	$540	$538
4.875% Senior Notes due March 2024	—	—	499	494
4.750% Senior Notes due January 2025	479	472	479	471
4.875% Senior Notes due June 2027	504	484	504	483
4.091% Senior Notes due June 2029	465	436	466	427
3.125% Senior Notes due July 2029	163	126	500	396
8.250% Senior Notes due December 2029	500	522	—	—
4.125% Senior Notes due January 2031	275	227	500	410
3.375% Senior Notes due July 2031	72	53	500	393
8.500% Senior Notes due July 2031	500	524	—	—
9.625% Senior Notes due December 2032	750	830	—	—
5.750% Senior Notes due December 2034	489	438	489	433
SOFR Based Term Loan A1 due September 2025	430	426	600	588
SOFR Based Term Loan A2 due July 2027	430	420	600	586
SOFR Based Term Loan A3 due July 2027	430	413	—	—
	$5,487	$5,371	$5,677	$5,219
Less: unamortized debt issuance costs	(36)	—	(31)	—
Debt, net of debt issuance costs	$5,451	$5,371	$5,646	$5,219
Less: current portion of debt, net of debt issuance costs	(63)	(62)	(584)	(582)
Long-term debt, less current portion, net of debt issuance costs	$5,388	$5,309	$5,062	$4,637
10.Shareholders’ (Deficit) Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 207,389,381 shares were outstanding as of June 30, 2023, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 30, 2023.
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

As of June 30, 2023, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors.
The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2023, 2022 and 2021:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 3, 2020	392	$12,386
Repurchased in fiscal year 2021(1)	34	2,081
Cumulative repurchased through July 2, 2021	426	14,467
Repurchased in fiscal year 2022(1)	21	1,857
Cumulative repurchased through July 1, 2022	447	16,324
Repurchased in fiscal year 2023(1)	6	444
Cumulative repurchased through June 30, 2023	453	$16,768
___________________________________________________
(1)     For fiscal years 2023, 2022 and 2021, includes net share settlements of $44 million, $51 million and $33 million for 1 million, 1 million and 1 million shares, respectively, in connection with tax withholding related to vesting of restricted share units.
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
Seagate Technology Holdings plc 2022 Equity Incentive Plan (the “2022 EIP”): On October 20, 2021, (the “Approval Date”), shareholders of the Company approved the adoption of the 2022 EIP in replacement of Seagate Technology Holdings plc 2012 Equity Inventive Plan (the “2012 EIP”), which was retired as of the Approval Date. The 2022 EIP provides for the grant of various types of awards including restricted share units (“RSUs”), options, performance-based share units (“PSUs”) and share appreciation rights. The maximum number of shares that may be delivered to the participants under the 2022 EIP shall not exceed (i) 14.1 million ordinary shares, plus (ii) any shares subject to any outstanding share awards granted under the 2012 EIP that, on or after the Approval Date expire, are cancelled or otherwise terminate, in whole or in part, without having been exercised or redeemed in full, or are settled in cash ((i) and (ii) together being the “Share Reserve”). The maximum aggregate number of shares that may be issued pursuant to RSUs or PSUs (collectively, “Full-Value Share Awards”) shall not exceed 12.3 million ordinary shares. Any shares that are subject to the 2022 EIP will be counted against the Share Reserve as one share for every one share granted. As of June 30, 2023, there were 9.9 million ordinary shares available for issuance of Full-Value Share Awards under the 2022 EIP.
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
Seagate Technology Holdings plc Employee Stock Purchase Plan (the “ESPP”). There are 60.0 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of June 30, 2023, there were approximately 6.6 million ordinary shares available for issuance under the ESPP.
Equity Awards
RSUs generally vest over a period of four years, with 25% vest on the first anniversary of the vesting commencement date and the remaining 75% vest ratably each quarter over the next 36 months, subject to continuous employment with the Company through the vesting date. Options generally vest as follows: 25% of the awards will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months, subject to continuous employment with the Company through the vesting date. Options granted under the 2022 EIP and 2012 EIP have an exercise price equal to the fair market value of the Company’s ordinary shares on the grant date. Fair market value is defined as the closing price of the Company's ordinary shares on NASDAQ on the grant date.
The Company granted PSUs to its senior executive officers under the 2022 EIP and 2012 EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A single PSU represents the right to receive a single ordinary share of the Company. During fiscal years 2023, 2022 and 2021, the Company granted 0.3 million, 0.3 million and 0.3 million PSUs, respectively, where performance is measured based on a three-year average return on invested capital (“ROIC”) goal and a relative total shareholder return (“TSR”) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the “TSR/ROIC” awards). For fiscal years 2023 and 2022, the PSUs granted to certain executive officers contain two ESG modifiers that will increase or decrease the PSU achievement level based on the Company’s performance against both a social goal of increasing gender diversity in leadership positions and an environmental goal of greenhouse gas reduction. These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of share units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.
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

The fair value of the Company’s shares related to options and RSUs granted to employees, shares issued from the ESPP and PSUs subject to TSR/ROIC or AEPS conditions for fiscal years 2023, 2022 and 2021 were estimated using the following assumptions:

	Fiscal Years
	2023	2022	2021
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	37%	38%	37 - 38%
Weighted-average volatility	37%	38%	38%
Expected dividend rate	3.7%	2.8%	3.2 - 5.2%
Weighted-average expected dividend rate	3.7%	2.8%	4.7%
Risk-free interest rate	3.5%	0.6%	0.2 - 0.7%
Weighted-average fair value	$17.28	$21.02	$10.77
RSUs
Expected term (in years)	1 - 2.2	1 - 2.5	1 - 2.5
Expected dividend rate	3.2 - 5.5%	2.4 - 3.4%	2.5 - 5.4%
Weighted-average expected dividend rate	3.8%	2.8%	4.6%
Weighted-average fair value	$62.82	$82.40	$50.64
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	39 - 40%	36 - 39%	39 - 44%
Weighted-average volatility	39%	37%	42%
Expected dividend rate	3.5 - 4.0%	2.6 - 3.0%	4.0 - 5.8%
Weighted-average expected dividend rate	3.8%	2.8%	5.1%
Risk-free interest rate	2.9 - 4.7%	0.1 - 0.5%	0.1%
Weighted-average fair value	$19.36	$24.38	$13.77
PSUs subject to TSR/ROIC conditions
Expected term (in years)	3.0	3.0	3.0
Volatility	40%	39%	38%
Weighted-average volatility	40%	39%	38%
Expected dividend rate	4.1%	3.1%	5.6%
Weighted-average expected dividend rate	4.1%	3.1%	5.6%
Risk-free interest rate	3.6%	0.4%	0.2%
Weighted-average fair value	$64.38	$86.01	$43.20
PSUs subject to an AEPS condition
Expected term (in years)	0	0	2.5
Expected dividend rate	—	—	3.2 - 5.2%
Weighted-average expected dividend rate	—	—	4.9%
Weighted-average fair value	—	—	$45.50
Share-Based Compensation Expense
The Company recorded $115 million, $145 million and $112 million of share-based compensation during fiscal years 2023, 2022 and 2021, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards.

Share Option Activity
The Company issues new ordinary shares upon exercise of share options. The following is a summary of option activities:

Options	Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at July 1, 2022	1.6	$49.26	3.6	$36
Granted	0.2	$68.83
Exercised	(0.2)	$41.47
Forfeited	(0.1)	$72.13
Outstanding at June 30, 2023	1.5	$51.96	2.9	$21
Vested and expected to vest at June 30, 2023	1.5	$51.78	2.8	$21
Exercisable at June 30, 2023	1.1	$46.60	2.0	$20
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the options that were in-the-money at June 30, 2023. During fiscal years 2023, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s share option plans was $5 million, $11 million and $31 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal years 2023, 2022 and 2021 was approximately $4 million, $4 million and $4 million, respectively.
At June 30, 2023, the total compensation cost related to options granted to employees but not yet recognized was approximately $5 million, net of approximately $2 million of estimated forfeitures. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.
Unvested Awards Activity
The following is a summary of unvested award activities which do not contain a performance condition:

Unvested Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at July 1, 2022	4.8	$58.86
Granted	1.8	$62.82
Forfeited	(1.0)	$61.86
Vested	(1.9)	$54.79
Unvested at June 30, 2023	3.7	$62.07
At June 30, 2023, the total compensation cost related to unvested awards granted to employees but not yet recognized was approximately $156 million, net of estimated forfeitures of approximately $29 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of unvested awards vested during fiscal years 2023, 2022 and 2021 were approximately $105 million, $96 million and $75 million, respectively.

Performance Awards
The following is a summary of unvested award activities which contain a performance condition:

Performance Awards	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Performance units at July 1, 2022	0.9	$59.72
Granted	0.4	$60.72
Forfeited	(0.2)	$64.46
Vested	(0.4)	$51.30
Performance units at June 30, 2023	0.7	$64.29
At June 30, 2023, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $8 million, net of estimated forfeitures of approximately $2 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.2 years. The aggregate fair value of performance awards vested during fiscal years 2023, 2022 and 2021 were approximately $16 million, $4 million and $8 million, respectively.
ESPP
During fiscal years 2023, 2022 and 2021, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $10 million, $29 million and $27 million, respectively. At June 30, 2023, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2023, the Company issued 0.9 million ordinary shares with a weighted-average exercise price of $62.36 per share.
Tax-Deferred Savings Plan
The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "401(k) plan"), for the benefit of qualified employees. The 401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $6,000 per participating employee. During fiscal years 2023, 2022 and 2021, the Company made matching contributions of $15 million, $15 million and $15 million, respectively.
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. As of June 30, 2023, the Company’s reserve for product warranty was $168 million compared to $148 million as of July 1, 2022. The increase of $20 million was primarily driven by an increase in the Company’s warranty return rate as compared to prior year and higher cost of repair, partially offset by continued decline in total number of units under warranty.
Changes in the Company’s product warranty liability during the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021 were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Balance, beginning of period	$148	$136	$151
Warranties issued	55	79	76
Repairs and replacements	(92)	(88)	(81)
Changes in liability for pre-existing warranties, including expirations	57	21	(10)
Balance, end of period	$168	$148	$136

13.(Loss) Earnings Per Share
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

	Fiscal Years Ended
(In millions, except per share data)	June 30, 2023	July 1, 2022	July 2, 2021
Numerator:
Net (loss) income	$(529)	$1,649	$1,314
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net (loss) income per share	207	220	242
Weighted-average effect of dilutive securities:
Employee equity award plans	—	4	3
Total shares for purposes of calculating diluted net (loss) income per share	207	224	245
Net (loss) income per share
Basic	$(2.56)	$7.50	$5.43
Diluted	(2.56)	7.36	5.36
During fiscal year 2023, the Company recorded a net loss, and as such, all potentially dilutive securities related to the employee equity award plans have been excluded for those periods as including them would be anti-dilutive. The weighted average anti-dilutive shares that were excluded from the computation of diluted net (loss) income per share were 7 million for the fiscal year ended June 30, 2023, and were not material for the fiscal years ended July 1, 2022 and July 2, 2021.
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
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK

Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendants misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, as well as additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment Regarding Foreign Commerce and on October 14, 2022, Seagate Entities’ filed their corresponding opposition. On May 15, 2023, the court issued a ruling that Seagate’s antitrust claims can proceed as to suspension assemblies that enter the United States but not as to suspension assembles that do not enter the United States. On July 28, 2023, the judge initiated a reconsideration of this ruling and requested further briefing. A trial date has not been set.
UA Local 38 Defined Contribution Pension Plan, et al. v. Seagate Technology Holdings PLC, et al. A putative class action lawsuit alleging violations of the federal securities laws was filed on July 10, 2023, in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The complaint alleges that it is a securities class action on behalf of all purchasers of Seagate common stock between September 15, 2020 to October 25, 2022 ( the “Class Period”) and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5-1. The complaint seeks unspecified monetary damages and other relief. As a second action, Public Employees’ Retirement System of Mississippi v. Seagate Technology Holdings plc, William David Mosley, and Gianluca Romano, was filed on July 26, 2023, asserting similar claims. The Company believes that the asserted claims are without merit and intends to vigorously defend these cases.
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

BIS Settlement
On April 18, 2023, the Company’s subsidiaries Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd (collectively, “Seagate”), entered into the Settlement Agreement with BIS that resolves BIS’ allegations regarding Seagate’s sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. Under the terms of the Settlement Agreement, Seagate has agreed to pay $300 million to BIS in quarterly installments of $15 million over the course of five years beginning October 31, 2023. Seagate has also agreed to complete three audits of its compliance with the license requirements of Section 734.9 of the U.S. Export Administration Regulations (“EAR”), including one audit by an unaffiliated third-party consultant chosen by Seagate with expertise in U.S. export control laws and two internal audits. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that Seagate has made full and timely payments under the Settlement Agreement and timely completed the audit requirements. While Seagate is in compliance with and upon successful compliance in full with the terms of the Settlement Agreement, BIS has agreed it will not initiate any further administrative proceedings against Seagate in connection with any violation of the EAR arising out of the transactions detailed in the Settlement Agreement.

While Seagate believed that it complied with all relevant export control laws at the time it made the hard disk drive sales at issue, Seagate determined that engaging with BIS and settling this matter was in the best interest of the Company, its customers, and its shareholders. In determining to engage with BIS and resolve this matter through a settlement agreement, the Company considered a number of factors, including the risks and cost of protracted litigation involving the U.S. government, as well as the size of the potential penalty and the Company’s desire to focus on current business challenges and long-term business strategy. The Settlement Agreement includes a finding that the Company incorrectly interpreted the regulation at issue to require evaluation of only the last stage of Seagate’s hard disk drive manufacturing process rather than the entire process. As part of this settlement, Seagate has agreed not to contest BIS’ determination that the sales in question did not comply with the U.S. EAR.
The Company accrued a charge of $300 million during fiscal year 2023, which is reflected under BIS settlement penalty on its Consolidated Statements of Operations. As of June 30, 2023, $45 million and $255 million were included in Accrued expense and Other non-current liabilities, respectively, on its Consolidated Balance Sheet.
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
15.Commitments
Unconditional Long-Term Purchase Obligations. As of June 30, 2023, the Company had unconditional long-term purchase obligations of approximately $2.8 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $297 million, $991 million, $981 million and $489 million, respectively, for fiscal years 2025, 2026, 2027, and 2028.
During fiscal year 2023, the Company recorded order cancellation fees of $108 million to terminate certain purchase commitments related to purchase of inventory components and equipment, which was reflected under Cost of revenue on its Consolidated Statements of Operations. As of June 30, 2023, $68 million remained unpaid and is expected to be paid within one year.
Unconditional Long-Term Capital Expenditures. As of June 30, 2023, the Company had unconditional long-term commitment of approximately $101 million, primarily related to purchases of equipment. The Company expects the capital expenditures to total $35 million, $39 million and $27 million, respectively, for fiscal years 2025, 2026, and 2027.
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
In fiscal years 2023, 2022 and 2021, one customer accounted for approximately 10%, 10% and 11% of consolidated revenue, respectively.
The following table summarizes the Company’s operations by country:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Revenue from external customers (1):
Singapore	$3,271	$5,322	$5,180
United States	3,053	4,694	3,656
The Netherlands	1,046	1,627	1,825
Other	14	18	20
Consolidated	$7,384	$11,661	$10,681
Long-lived assets:
United States	$667	$670	$612
Thailand	606	679	682
Singapore	460	557	570
Other	369	426	411
Consolidated	$2,102	$2,332	$2,275
___________________________________
(1) Revenue is attributed to countries based on the bill from location.
17.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	July 2, 2021
Revenues by Channel
OEMs	$5,448	$8,742	$7,403
Distributors	1,119	1,676	1,854
Retailers	817	1,243	1,424
Total	$7,384	$11,661	$10,681
Revenues by Geography(1)
Asia Pacific	$3,285	$5,340	$5,198
Americas	3,053	4,694	3,656
EMEA	1,046	1,627	1,827
Total	$7,384	$11,661	$10,681
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
18.Subsequent Events
Dividend Declared
On July 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on October 10, 2023 to shareholders of record as of the close of business on September 26, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seagate Technology Holdings public limited company (the Company) as of June 30, 2023 and July 1, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and July 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 4, 2023 expressed an unqualified opinion thereon.

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

Realizability of deferred income taxes

Description of the Matter	At June 30, 2023, the Company had gross deferred tax assets of $1,543 million, partially offset by a valuation allowance of $370 million. As discussed in Note 5 to the consolidated financial statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

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
August 4, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on Internal Control Over Financial Reporting
We have audited Seagate Technology Holdings public limited company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology Holdings public limited company (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and July 1, 2022, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2023 and the related notes and our report dated August 4, 2023 expressed an unqualified opinion thereon.

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
August 4, 2023

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 30, 2023.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2023. The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
ITEM 9B.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the June 2023 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Dr. William D. Mosley	Chief Executive Officer	6/1/2023	9/11/2024	452,048
Gianluca Romano	EVP and Chief Financial Officer	5/26/2023	12/15/2023	40,177
Ban Seng Teh	EVP, Chief Commercial Officer	6/7/2023	6/7/2024	20,000
Katherine E. Schuelke	SVP, Chief Legal Officer and Corporate Secretary	5/31/2023	9/29/2023	Net shares issued upon vesting of an aggregate 18,937 restricted stock units and performance stock units plus 262 ordinary shares.
___________________________________
¹ Each plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K are hereby incorporated by reference in this section. In addition, the information set forth in Part I of this report under “Item 1. Business—Information About Our Executive Officers” is also incorporated by reference in this section.
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
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the section entitled “Certain Relationships and Related Party and Other Transactions” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology plc and the Scheme Shareholders	DEF M14A	001-31560	Annex A	3/3/2021
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
4.1	Description of Securities	10-K	001-31560	4.1	8/6/2021
4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.2	8/6/2021
4.3	Indenture for the 2023 Notes dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/22/2013
4.3(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2023 Notes dated May 22, 2013, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, and U.S. Bank National Association, as trustee	8-K12B	001-31560	10.3	5/19/2021
4.4	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.1	5/22/2013
4.5	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
4.6	Indenture for the 2025 Notes dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/28/2014
4.6(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2025 Notes dated May 28, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.4	5/19/2021
4.7	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014
4.8	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
4.9	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2034 Notes dated December 2, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.5	5/19/2021
4.10	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.1	12/2/2014
4.11	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.12	Indenture for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	2/3/2017
4.12(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2022 Notes dated February 3, 2017, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman	8-K12B	001-31560	10.7	5/19/2021
4.13	Form of 4.250% Senior Note due 2022	8-K	001-31560	4.1	2/3/2017
4.14	Registration Rights Agreement for the 2022 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.5	2/3/2017
4.15	Indenture for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.3	2/3/2017
4.15(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2024 Notes dated February 3, 2017, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.6	5/19/2021
4.16	Form of 4.875% Senior Note due 2024	8-K	001-31560	4.3	2/3/2017
4.17	Registration Rights Agreement for the 2024 Notes, dated as of February 3, 2017, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	2/3/2017
4.18	Indenture for the 2027 Notes dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2015
4.18(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2027 Notes dated May 14, 2015, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.8	5/19/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.19	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	5/14/2015
4.20	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015
4.21	Indenture for the January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/11/2020
4.21(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the January 2031 Notes dated June 10, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.9	5/19/2021
4.22	Form of 4.125% Senior Note due January 2031	8-K	001-31560	4.1	6/11/2020
4.23	Registration Rights Agreement for January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/11/2020
4.24	Indenture for the June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.24(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the June 2029 Notes dated June 18, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.10	5/19/2021
4.25	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.1	6/18/2020
4.26	Registration Rights Agreement for June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
4.27	Indenture for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	12/9/2020
4.27(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2029 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.12	5/19/2021
4.28	Form of 3.125% Senior Note due July 2029	8-K	001-31560	4.1	12/9/2020
4.29	Registration Rights Agreement for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.30	Indenture for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.4	12/9/2020
4.30(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2031 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.11	5/19/2021
4.31	Form of 3.375% Senior Note due 2031	8-K	001-31560	4.4	12/9/2020
4.32	Registration Rights Agreement for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	12/9/2020
4.33	Indenture for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, as Issuer, Seagate Technology Unlimited Company and Seagate Technology Holdings plc, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	11/30/2022
4.34	Form of 9.625% Senior Note due 2032	8-K	001-31560	4.2	11/30/2022
4.35	Registration Rights Agreement for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, Seagate Technology Unlimited Company, Seagate Technology Holdings plc, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., BofA Securities, Inc., Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and BNP Paribas Securities Corp	8-K	001-31560	4.3	11/30/2022
4.36	Indenture for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.1	5/30/2023
4.37	Form of 8.25% Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-31560	4.2	5/30/2023
4.38	Registration Rights Agreement for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/30/2023
4.39	Indenture for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.4	5/30/2023
4.40	Form of 8.50% Senior Note due 2031 (included in Exhibit 4.4).	8-K	001-31560	4.5	5/30/2023
4.41	Registration Rights Agreement for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.6	5/30/2023
10.1+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.4	10/27/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.4	1/26/2017
10.3+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.3	1/26/2017
10.4+	Form of Employee Restricted Share Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.2	1/26/2017
10.5+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017
10.6 +	Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology Public Limited Company by Deed Poll on October 21, 2015, and assumed by Seagate Technology Holdings Public Limited Company by Deed Poll on May 18, 2021	10-Q	001-31560	10.1	1/29/2016
10.7+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.7(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.7(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.7(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019
10.7(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.7(e)+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.2	1/28/2021
10.8+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.8(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.8(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.8(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.8(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.8(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.8(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan	10-K	001-31560	10.17(f)	8/7/2020
10.8(g)+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/28/2021
10.9+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	4/30/2012
10.9(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	2/4/2019
10.9(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-K	001-31560	10.18(b)	8/7/2020
10.10+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5	2/4/2019
10.10(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan	10-K	001-31560	10.19(b)+	8/7/2020
10.11+	Seagate Technology plc Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.1	11/4/2013
10.12+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 22, 2020	10-K	001-31560	10.13	8/6/2021
10.13	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.14	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.15	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017
10.16+	Offer Letter, dated December 3, 2018 by and between Seagate U.S. LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019
10.17+	Retention Letter, dated February 3, 2022 by and between Seagate and Gianluca Romano	10-Q	001-31560	10.1	4/28/2022
10.18	Credit Agreement, dated as of February 20, 2019, by and among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, Bank of America, N.A., BNP Paribas Securities Corp. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	10-Q	001-31560	10.1	4/30/2019
10.19	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.2	4/30/2019
10.19(a)	First Amendment, dated as of January 13, 2021 to the U.S. Guarantee Agreement dated as of February 20, 2019	10-Q	001-31560	10.5	1/28/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the subsidiaries party thereto, as Guarantors, party thereto, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.3	4/30/2019
10.21	First Amendment, dated as of May 28, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.1	11/1/2019
10.21(a)	Second Amendment and Joinder Agreement, dated as of September 16, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.2	11/1/2019
10.21(b)	Third Amendment, dated as of January 13, 2021, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.4	1/28/2021
10.21(c)	Fourth Amendment, dated as of May 18, 2021, to the Credit Agreement as of February 19, 2019	8-K	001-31560	10.1	5/19/2021
10.21(d)	Fifth Amendment, dated as of October 14, 2021 to the Credit Agreement as of February 20, 2019	10-Q	001-31560	10.6	10/28/2021
10.22	Joinder and Assumption Agreement, dated as of May 18, 2021, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, the guarantors party thereto, and The Bank of Nova Scotia, as administrative agent for the lenders	8-K12B	001-31560	10.2	5/19/2021
10.23+	Revised Form of Executive Performance Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.35	8/7/2020
10.24+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.36	8/7/2020
10.25+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.37	8/7/2020
10.26+	Revised Form of Outside Directors Restricted Share Unit agreement for Seagate Technology plc pursuant to pursuant to the 2012 Equity Incentive Plan (for awards granted after August 2020)	10-K	001-31560	10.38	8/7/2020
10.27+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after April 2021)	10-Q	001-31560	10.3	4/29/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28+	Amended and Restated Seagate Technology Holdings plc 2012 Equity Incentive Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.18	5/19/2021
10.29+	Revised Form of Employee Restricted Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.14	5/19/2021
10.30+	Revised Form of Outside Directors Restricted Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after May 18, 2021)	8-K12B	001-31560	10.15	5/19/2021
10.31+	Revised Form of Employee Stock Option Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.16	5/19/2021
10.32+	Revised Form of Executive Performance Share Unit Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) for awards granted after May 18, 2021)	8-K12B	001-31560	10.17	5/19/2021
10.33+	Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.20	5/19/2021
10.34	Deed Poll of Assumption by Seagate Technology Holdings plc, dated May 18, 2021	8-K12B	001-31560	10.13	5/19/2021
10.35+	Seagate Technology Holdings plc Amended and Restated Executive Officer Performance Bonus Plan (as amended and restated effective May 18, 2021)	8-K12B	001-31560	10.19	5/19/2021
10.36+	Seventh Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.37	8/6/2021
10.37+	Seagate Technology Holdings plc Executive Bonus Plan	10-Q	001-31560	10.2	4/28/2022
10.38+	Eighth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-Q	001-31560	10.3	4/28/2022
10.39+	Seagate Technology Holdings plc 2022 Equity Incentive Plan	S-8	001-31560	10.1	10/20/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.40+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	S-8	001-31560	10.2	10/20/2021
10.41+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	S-8	001-31560	10.5	10/20/2021
10.42+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	S-8	001-31560	10.4	10/20/2021
10.43+	Amended Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-K	001-31560	10.45	08/05/2022
10.44+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	10-Q	001-31560	10.1	10/27/2022
10.45+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-Q	001-31560	10.2	10/27/2022
10.46+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	10-Q	001-31560	10.3	10/27/2022
10.47	Sixth Amendment, dated as of August 18, 2022 to the Credit Agreement as of February 20, 2019	10-Q	001-31560	10.4	10/27/2022
10.48	Seventh Amendment, dated as of November 8, 2022 to the Credit Agreement as of February 2019	10-Q	001-31560	10.4	01/25/2023
10.49	Settlement Agreement, dated as of April 18, 2023	8-K	001-31560	10.1	04/26/2023
10.50	Purchase Agreement, dated as of May 24, 2023, by and among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein	8-K	001-31560	10.1	05/25/2023
10.51	Eighth Amendment, dated as of May 22, 2023 to the Credit Agreement as of February 2019					X
10.52	Ninth Amendment, dated as of June 26, 2023 to the Credit Agreement as of February 2019					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 4, 2023	(Dr. William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and Katherine E. Schuelke, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Chief Executive Officer and Director (Principal Executive Officer)	August 4, 2023
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2023
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Chairperson of the Board	August 4, 2023
(Michael R. Cannon)
/s/ SHANKAR ARUMUGAVELU	Director	August 4, 2023
(Shankar Arumugavelu)
/s/ PRAT BHATT	Director	August 4, 2023
(Prat Bhatt)
/s/ ROBERT A. BRUGGEWORTH	Director	August 4, 2023
(Robert A. Bruggeworth)
/s/ JUDY BRUNER	Director	August 4, 2023
(Judy Bruner)
/s/ RICHARD L. CLEMMER	Director	August 4, 2023
(Richard L. Clemmer)
/s/ YOLANDA L. CONYERS	Director	August 4, 2023
(Yolanda L. Conyers)
/s/ JAY L. GELDMACHER	Director	August 4, 2023
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 4, 2023
(Dylan Haggart)
/s/ STEPHANIE TILENIUS	Director	August 4, 2023
(Stephanie Tilenius)
/s/ EDWARD J. ZANDER	Director	August 4, 2023
(Edward J. Zander)