Form 10-Q
period 2023-09-29
Seagate Technology Holdings plc
filed 2023-10-27
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2023, 209,183,986 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 29, 2023	June 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$795	$786
Accounts receivable, net	521	621
Inventories	1,052	1,140
Other current assets	268	358
Total current assets	2,636	2,905
Property, equipment and leasehold improvements, net	1,652	1,706
Goodwill	1,237	1,237
Deferred income taxes	1,087	1,117
Other assets, net	584	591
Total Assets	$7,196	$7,556
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,511	$1,603
Accrued employee compensation	88	100
Accrued warranty	84	78
Current portion of long-term debt	—	63
Accrued expenses	790	748
Total current liabilities	2,473	2,592
Long-term accrued warranty	92	90
Other non-current liabilities	667	685
Long-term debt, less current portion	5,666	5,388
Total Liabilities	8,898	8,755
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,338	7,373
Accumulated other comprehensive (loss) income	(15)	98
Accumulated deficit	(9,025)	(8,670)
Total Shareholders’ Deficit	(1,702)	(1,199)
Total Liabilities and Shareholders’ Deficit	$7,196	$7,556

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	September 29, 2023	September 30, 2022
Revenue	$1,454	$2,035

Cost of revenue	1,305	1,553
Product development	171	234
Marketing and administrative	105	129
Amortization of intangibles	—	3
Restructuring and other, net	2	9
Total operating expenses	1,583	1,928

(Loss) income from operations	(129)	107

Interest income	2	1
Interest expense	(84)	(71)
Net gain recognized from termination of interest rate swap	104	—
Net loss recognized from early redemption of debt	(29)	—
Other, net	(11)	(10)
Other expense, net	(18)	(80)

(Loss) income before income taxes	(147)	27
Provision for (benefit from) income taxes	37	(2)
Net (loss) income	$(184)	$29

Net (loss) income per share:
Basic	$(0.88)	$0.14
Diluted	$(0.88)	$0.14
Number of shares used in per share calculations:
Basic	208	208
Diluted	208	210

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	For the Three Months Ended
	September 29, 2023	September 30, 2022
Net (loss) income	$(184)	$29
Other comprehensive income (loss), net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(22)	32
(Gains) losses reclassified into earnings	(92)	5
Net change	(114)	37
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	—	1
Net change	—	1
Foreign currency translation adjustments	1	(1)
Total other comprehensive (loss) income, net of tax	(113)	37
Comprehensive (loss) income	$(297)	$66
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	September 29, 2023	September 30, 2022
OPERATING ACTIVITIES
Net (loss) income	$(184)	$29
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76	135
Share-based compensation	25	29
Deferred income taxes	28	(5)
Net loss on redemption and repurchase of debt	7	—
Other non-cash operating activities, net	(50)	13
Changes in operating assets and liabilities:
Accounts receivable, net	100	434
Inventories	88	(41)
Accounts payable	(70)	(300)
Accrued employee compensation	(12)	(146)
Accrued expenses, income taxes and warranty	54	4
Other assets and liabilities	65	93
Net cash provided by operating activities	127	245
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(70)	(133)
Proceeds from the sale of assets	—	1
Purchases of investments	—	(1)
Net cash used in investing activities	(70)	(133)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,288)	—
Dividends to shareholders	(145)	(147)
Repurchases of ordinary shares	—	(408)
Taxes paid related to net share settlement of equity awards	(25)	(39)
Proceeds from issuance of long-term debt	1,500	600
Proceeds from issuance of ordinary shares under employee stock plans	35	29
Other financing activities, net	(126)	(1)
Net cash (used in) provided by financing activities	(49)	34
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1	—
Increase in cash, cash equivalents and restricted cash	9	146
Cash, cash equivalents and restricted cash at the beginning of the period	788	617
Cash, cash equivalents and restricted cash at the end of the period	$797	$763

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended September 29, 2023 and September 30, 2022
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
Net loss					(184)	(184)
Other comprehensive loss				(113)		(113)
Issuance of ordinary shares under employee share plans	2		35			35
Capped calls related to the issuance of convertible notes			(95)			(95)
Tax withholding related to vesting of restricted share units	—				(25)	(25)
Dividends to shareholders ($0.70 per ordinary share)					(146)	(146)
Share-based compensation			25			25
Balance at September 29, 2023	209	$—	$7,338	$(15)	$(9,025)	$(1,702)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net income					29	29
Other comprehensive income				37		37
Issuance of ordinary shares under employee share plans	2		29			29
Repurchases of ordinary shares	(5)				(400)	(400)
Tax withholding related to vesting of restricted share units	(1)				(39)	(39)
Dividends to shareholders ($0.70 per ordinary share)					(145)	(145)
Share-based compensation			29			29
Balance at September 30, 2022	206	$—	$7,248	$73	$(7,672)	$(351)

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and infrastructure solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces a broad range of data storage products including solid state drives (“SSDs”) and storage subsystems and offers storage solutions such as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high capacities, superior quality and cost effectiveness. Complementing HDD storage architectures, SSDs use NAND flash memory integrated circuit assemblies to store data.
The Company’s HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage involves well-established use cases, such as hyperscale data centers and public clouds as well as emerging use cases. Legacy markets are those that the Company continues to sell to but does not plan to invest in significantly. The Company’s HDD and SSD product portfolio includes Serial Advanced Technology Attachment (“SATA”), Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) based designs to support a wide variety of mass capacity and legacy applications.
The Company’s systems portfolio includes storage subsystems for enterprises, cloud service providers (“CSPs”), scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions include the Company’s enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within existing environments or create new ecosystems from the ground up in a secure, cost-effective manner.
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2023 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 4, 2023. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 30, 2023, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three months ended September 29, 2023 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 28, 2024.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three months ended September 29, 2023 and September 30, 2022 consisted of 13 weeks. Fiscal years 2024 and 2023 both comprise 52 weeks and end on June 28, 2024 and June 30, 2023, respectively. The fiscal quarters ended September 29, 2023, June 30, 2023 and September 30, 2022, are also referred to herein as the “September 2023 quarter”, the “June 2023 quarter” and the “September 2022 quarter”, respectively.

Summary of Significant Accounting Policies
Except for the change in the Company’s other long-lived assets policies described below, there have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 4, 2023.
Other Long-Lived Assets
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. Effective from the first quarter of fiscal year 2024, the Company changed the useful lives of certain manufacturing equipment from a range of three to seven years to a range of three to ten years based on its review of technology product roadmap. The effect of this change in estimate increased the net income and diluted earnings per share by approximately $10 million and $0.05, respectively, for the three months ended September 29, 2023.
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a roll forward of the related obligations. The Company adopted this guidance in the quarter ended September 29, 2023. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of September 29, 2023 and June 30, 2023:

	September 29, 2023			June 30, 2023
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$121	$—	$121	$73	$—	$73
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	15	—	15	16	—	16
Total	$137	$—	$137	$90	$—	$90

Included in Cash and cash equivalents			$120			$72
Included in Other current assets			2			2
Included in Other assets, net			15			16
Total			$137			$90
As of September 29, 2023 and June 30, 2023, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of September 29, 2023 and June 30, 2023, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of September 29, 2023.

The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of September 29, 2023, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$122	$122
Due in 1 to 5 years	15	15
Due in 6 to 10 years	—	—
Thereafter	—	—
Total	$137	$137
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	September 29, 2023	June 30, 2023	September 30, 2022	July 1, 2022
Cash and cash equivalents	$795	$786	$761	$615
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$797	$788	$763	$617
Accounts receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount. During the three months ended September 29, 2023, the Company sold trade receivables without recourse for cash proceeds of $292 million. As of September 29, 2023, the total amount that remained subject to servicing by the Company was $363 million. During the three months ended September 30, 2022, the Company sold trade receivables without recourse for cash proceeds of $200 million. As of September 30, 2022, the total amount that remained subject to servicing by the Company was $237 million. The discounts on receivables sold were not material for the three months ended September 29, 2023 and September 30, 2022, respectively.
Inventories
The following table provides details of the inventory balance sheets item:

(Dollars in millions)	September 29, 2023	June 30, 2023
Raw materials and components	$243	$241
Work-in-process	657	682
Finished goods	152	217
Total inventories	$1,052	$1,140
Other Current Assets
The following table provides details of the other current assets balance sheets item:

(Dollars in millions)	September 29, 2023	June 30, 2023
Vendor receivables	$109	$167
Other current assets	159	191
Total	$268	$358

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	September 29, 2023	June 30, 2023
Property, equipment and leasehold improvements	$10,260	$10,267
Accumulated depreciation and amortization	(8,608)	(8,561)
Property, equipment and leasehold improvements, net	$1,652	$1,706
During the September 2023 quarter, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Condensed Consolidated Statements of Operations. During the September 2022 quarter, the Company recognized a charge of $22 million for the accelerated depreciation of certain fixed assets, which was recorded to Operating expense in the Condensed Consolidated Statements of Operations.
Accrued Expenses
The following table provides details of the accrued expenses balance sheets item:

(Dollars in millions)	September 29, 2023	June 30, 2023
Dividends payable	$146	$145
Other accrued expenses	644	603
Total	$790	$748
Accumulated Other Comprehensive Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2023	$103	$(4)	$(1)	$98
Other comprehensive income before reclassifications	(22)	—	—	(22)
Amounts reclassified from AOCI	(92)	—	1	(91)
Other comprehensive loss	(114)	—	1	(113)
Balance at September 29, 2023	$(11)	$(4)	$—	$(15)

Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	32	1	—	33
Amounts reclassified from AOCI	5	—	(1)	4
Other comprehensive income	37	1	(1)	37
Balance at September 30, 2022	$88	$(13)	$(2)	$73

3.Debt
The following table provides details of the Company’s debt as of September 29, 2023 and June 30, 2023:

(Dollars in millions)	September 29, 2023	June 30, 2023
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	$479	$479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	467	465
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Convertible Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	—
Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	—	430
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
	5,699	5,487
Less: unamortized debt issuance costs	(33)	(36)
Debt, net of debt issuance costs	5,666	5,451
Less: current portion of long-term debt	—	(63)
Long-term debt, less current portion	$5,666	$5,388
_____________________________
(1) All unsecured senior notes and convertible senior notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and STX.

2028 Convertible Senior Notes and related Capped Call Transactions
2028 Notes. On September 13, 2023, Seagate HDD, in a private placement, issued $1.5 billion in aggregate principal amount of 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”), which includes $200 million aggregate principal amount pursuant to the over-allotment option of the initial purchasers to purchase additional notes. The 2028 Notes will mature on June 1, 2028, with interest payable semi-annually on March 1 and September 1 of each year, commencing March 1, 2024.
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net loss recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations for the first quarter of fiscal year 2024. In connection with the repayment of Term Loans, the Company terminated its interest rate swap agreements. Refer to “Note 6. Derivative Financial Instruments” for more details.
Prior to March 1, 2028, the 2028 Notes are convertible at the option of the holders only under certain circumstances as set forth in the indenture with respect to the 2028 Notes. On or after March 1, 2028, the 2028 Notes are convertible at any time at the option of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date, unless the 2028 Notes have been previously redeemed or repurchased by Seagate HDD. Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The initial exchange rate for the 2028 Notes is 12.1253 ordinary shares per $1,000 principal amount of 2028 Notes.
Seagate HDD may redeem the 2028 Notes at its option, in whole but not in part, if Seagate HDD or the Guarantors have, or on the next interest payment date would, become obligated to pay to the holder of any Note additional amounts as a result of certain tax-related events at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date; provided that Seagate HDD may only redeem the Notes if: (x) Seagate HDD or the relevant Guarantor cannot avoid these obligations by taking commercially reasonable measures available to Seagate HDD or such Guarantor; and (y) Seagate HDD delivers to the Trustee an opinion of outside legal counsel of recognized standing in the relevant taxing jurisdiction attesting to such tax-related event and obligation to pay additional amounts.
Seagate HDD also may redeem the 2028 Notes at its option on or after September 8, 2026, in whole or in part, if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which Seagate HDD provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Seagate HDD provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If Seagate HDD redeems less than all the outstanding 2028 Notes, at least $150 million aggregate principal amount of 2028 Notes must be outstanding and not subject to redemption as of the relevant notice of redemption date.
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The cap price of the capped call transactions will initially be $107.848 per share, which represents a premium of approximately 70% over the last reported sale price of the ordinary shares of $63.44 per share on the Nasdaq Global Market on September 7, 2023. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets as of September 29, 2023.
Credit Agreement
On September 27, 2023, Seagate Technology Holdings plc and Seagate HDD entered into an amendment to its credit agreement, dated September 20, 2019 (the “Tenth Amendment”). Under the Tenth Amendment, the maximum permitted total net leverage ratio is 6.75 to 1.00 for the fiscal quarter ending September 29, 2023. For the fiscal quarters ending December 29, 2023 and March 29, 2024, the total net leverage ratio covenant will not apply. For the fiscal quarters ending June 28, 2024 until the end of the covenant relief period, which terminates on June 27, 2025, the maximum permitted total net leverage ratio is 6.75 to 1.00, and applies only to the extent that the aggregate outstanding amount of revolving loans, swing line loans and the aggregate face amount of certain letters of credit exceeds 25% of the then outstanding revolving commitments in effect (the “Testing Condition”) as of the last day of the fiscal quarter. The maximum permitted total leverage ratio for each fiscal quarter ending after June 27, 2025 is 4.00 to 1.00.

The minimum interest coverage ratio is 2.25 to 1.00 for the fiscal quarter ending September 29, 2023. For the fiscal quarters ending December 29, 2023 and March 29, 2024, the minimum interest coverage ratio covenant will not apply. For the fiscal quarters ending June 28, 2024 until June 27, 2025, the minimum interest coverage ratio is 2.25 to 1.00, and applies only to the extent that the Testing Condition is satisfied as of the last day of the fiscal quarter. The minimum interest coverage ratio is 3.25 to 1.00 for each fiscal quarter ending after June 27, 2025.
The Tenth Amendment also removed the minimum liquidity covenant of $700 million. As of September 29, 2023, the Tenth Amendment includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. The Company was in compliance with the covenants as of September 29, 2023.
Future Principal Payments on Long-term Debt
At September 29, 2023, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Principal Amount
Remainder of 2024	$—
2025	479
2026	—
2027	505
2028	1,500
Thereafter	3,245
Total	$5,729
4.Income Taxes
The Company recorded an income tax provision of $37 million for the three months ended September 29, 2023. The income tax provision included approximately $33 million of net discrete expense, primarily associated with an increase in the Company’s valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by excess tax benefits related to share-based compensation expense. The Company will have income taxes payable based on profits generated in various jurisdictions.
During the three months ended September 29, 2023, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $9 million to $107 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning September 30, 2023.
The Company’s income tax benefit of $2 million for the three months ended September 30, 2022 included approximately $7 million of net discrete tax benefit, primarily associated with excess tax benefits related to share-based compensation expense.
The Company’s income tax provision recorded for the three months ended September 29, 2023 and September 30, 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) increase in valuation allowance.
5.Restructuring and Exit Costs
The Company recorded restructuring and other, net of $2 million and $9 million, for the three months ended September 29, 2023 and September 30, 2022, respectively on the Company’s Condensed Consolidated Statements of Operations. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits, facilities and other exit costs. The Company’s significant restructuring plans are described below.

October 2022 Plan - On October 24, 2022, the Company committed to an October 2022 restructuring plan (the “October 2022 Plan”) to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. On March 29, 2023, in light of further deteriorating economic conditions, the Company committed to an expansion of the October 2022 Plan to further reduce its global headcount by approximately 480 employees to a total reduction of approximately 3,480 employees. This expanded plan included aligning its business plan to near-term market conditions, along with other cost saving measures. The October 2022 Plan was substantially completed by the end of fiscal year 2023.
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
The following table summarizes the Company’s restructuring activities under its active restructuring plans:

	April 2023 Plan		October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2023	$108	$—	$1	$5	$1	$4	$119
Restructuring charges	—	—	—	—	3	—	3
Cash payments	(87)	—	(1)	—	(1)	—	(89)
Adjustments	(1)	—	—	—	—	—	(1)
Accrual balances at September 29, 2023	$20	$—	$—	$5	$3	$4	$32
Total costs incurred inception to date as of September 29, 2023	$144	$3	$104	$7	$66	$13	$337
Total expected charges to be incurred as of September 29, 2023	$—	$—	$—	$—	$—	$1	$1
Of the accrued restructuring balance of $32 million at September 29, 2023, $30 million was included in Accrued expenses and $2 million was included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets. Of the accrued restructuring balance of $119 million at June 30, 2023, $117 million was included in Accrued expenses and $2 million was included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements relating to Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows during the three months ended September 29, 2023. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain recognized from termination of interest rate swap in the Condensed Consolidated Statements of Operations during the three months ended September 29, 2023. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Condensed Consolidated Statements of Operations. Refer to “Note 3. Debt” for more details.
As of September 29, 2023, the Company does not have any interest rate swap contracts.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $14 million as of September 29, 2023 and the amount of net unrealized gain on cash flow hedges was $12 million as of June 30, 2023. As of September 29, 2023, the amount of existing net losses related to cash flow hedges recorded in AOCI included a net loss of $14 million that is expected to be reclassified to earnings within twelve months.
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
The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three months ended September 29, 2023:

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(6)
Total return swap	Operating expenses	(3)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(7)	Cost of revenue	$(1)	Other, net	$—
Interest rate swap	(15)	Interest expense	11	Net gain recognized from termination of interest rate swap	104
_____________________________
(1)The net gain recognized into earnings as a result of the discontinuance of interest rate swap during the three months ended September 29, 2023.
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
Other derivatives not designated as hedging instruments consist of foreign currency forward exchange contracts that the Company uses to hedge the foreign currency exposure on forecasted expenditures denominated in currencies other than the U.S. dollar. The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities. The Company recognizes gains and losses on these contracts, as well as the related costs, in Other, net on its Condensed Consolidated Statements of Operations.
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 29, 2023 and June 30, 2023. All of the foreign currency forward exchange contracts mature within 12 months.

	As of September 29, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$154	$154
Thai Baht	112	19
Chinese Renminbi	53	13
British Pound Sterling	43	20
Total	$362	$206

	As of June 30, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$195	$161
Thai Baht	129	16
Chinese Renminbi	64	12
British Pound Sterling	57	8
Total	$445	$197
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of September 29, 2023, the notional investments underlying the TRS amounted to $101 million and the contract term is through January 2024, settled on a monthly basis, limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 29, 2023 and June 30, 2023:

	As of September 29, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(14)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(4)
Total derivatives		$—		$(18)

	As of June 30, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(10)
Interest rate swap	Other current assets	20	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$23		$(11)
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

	September 29, 2023				June 30, 2023
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$120	$—	$—	$120	$72	$—	$—	$72
Total cash equivalents	120	—	—	120	72	—	—	72
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	15	15	—	—	16	16
Derivative assets	—	—	—	—	—	23	—	23
Total assets	$121	$1	$15	$137	$73	$24	$16	$113
Liabilities:
Derivative liabilities	$—	$18	$—	$18	$—	$11	$—	$11
Total liabilities	$—	$18	$—	$18	$—	$11	$—	$11

	September 29, 2023				June 30, 2023
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$120	$—	$—	$120	$72	$—	$—	$72
Other current assets	1	1	—	2	1	24	—	25
Other assets, net	—	—	15	15	—	—	16	16
Total assets	$121	$1	$15	$137	$73	$24	$16	$113
Liabilities:
Accrued expenses	$—	$18	$—	$18	$—	$11	$—	$11
Total liabilities	$—	$18	$—	$18	$—	$11	$—	$11

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 29, 2023, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its Condensed Consolidated Financial Statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded an immaterial loss for the three months ended September 29, 2023 and a net loss of $3 million for the three months ended September 30, 2022. The adjusted carrying value of the investments accounted for under the equity method amounted to $55 million and $55 million as of September 29, 2023 and June 30, 2023, respectively.
For the investments that are accounted for under the measurement alternative, there was no adjustment for the three months ended September 29, 2023. The Company recorded a net gain of $3 million for the three months ended September 30, 2022, which remained unrealized as of September 30, 2022, related to upward adjustments due to observable price changes. As of September 29, 2023 and June 30, 2023, the carrying value of the Company’s strategic investments under the measurement alternative was $89 million and $88 million, respectively.

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

	September 29, 2023		June 30, 2023
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	$479	$468	$479	$472
4.875% Senior Notes due June 2027	504	477	504	484
3.50% Senior Notes due June 2028	1,500	1,550	—	—
4.091% Senior Notes due June 2029	467	426	465	436
3.125% Senior Notes due July 2029	163	126	163	126
8.25% Senior Notes due December 2029	500	514	500	522
4.125% Senior Notes due January 2031	275	220	275	227
3.375% Senior Notes due July 2031	72	51	72	53
8.50% Senior Notes due July 2031	500	513	500	524
9.625% Senior Notes due December 2032	750	808	750	830
5.75% Senior Notes due December 2034	489	411	489	438
SOFR Based Term Loan A1 due September 2025	—	—	430	426
SOFR Based Term Loan A2 due July 2027	—	—	430	420
SOFR Based Term Loan A3 due July 2027	—	—	430	413
	$5,699	$5,564	$5,487	$5,371
Less: unamortized debt issuance costs	(33)	—	(36)	—
Debt, net of debt issuance costs	$5,666	$5,564	$5,451	$5,371
Less: current portion of debt, net of debt issuance costs	—	—	(63)	(62)
Long-term debt, less current portion, net of debt issuance costs	$5,666	$5,564	$5,388	$5,309
8.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 209,181,031 shares were outstanding as of September 29, 2023, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 29, 2023.
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
As of September 29, 2023, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The following table sets forth information with respect to repurchases of the Company’s ordinary shares during the three months ended September 29, 2023:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Tax withholding related to vesting of equity awards	—	25
Total	—	$25
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	September 30, 2022
Revenues by Channel
OEMs	$1,032	$1,545
Distributors	266	299
Retailers	156	191
Total	$1,454	$2,035
Revenues by Geography(1)
Asia Pacific	$811	$801
Americas	455	936
EMEA	188	298
Total	$1,454	$2,035
_____________________________
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 29, 2023 and September 30, 2022 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	September 30, 2022
Balance, beginning of period	$168	$148
Warranties issued	13	13
Repairs and replacements	(18)	(24)
Changes in liability for pre-existing warranties, including expirations	13	12
Balance, end of period	$176	$149
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

	For the Three Months Ended
(In millions, except per share data)	September 29, 2023	September 30, 2022
Numerator:
Net (loss) income	$(184)	$29
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net (loss) income per share	208	208
Weighted-average effect of dilutive securities:
Employee equity award plans	—	2
Total shares for purposes of calculating diluted net (loss) income per share	208	210
Net (loss) income per share:
Basic	$(0.88)	$0.14
Diluted	$(0.88)	$0.14
For the three months ended September 29, 2023, the Company recorded a net loss, and as such, all potentially dilutive securities related to the employee equity award plans have been excluded for those periods as including them would be anti-dilutive. The weighted average anti-dilutive shares that were excluded from the computation of diluted net (loss) income per share were 6 million for the three months ended September 29, 2023, and were not material for the three months ended September 30, 2022.

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
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendant misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, as well as additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment Regarding Foreign Commerce and on October 14, 2022, the Seagate Entities filed their corresponding opposition. On May 15, 2023, the court issued a ruling that Seagate’s antitrust claims can proceed as to suspension assemblies that enter the United States but not as to suspension assembles that do not enter the United States. On July 28, 2023, the judge initiated a reconsideration of this ruling and requested further briefing. A trial date has not been set.
In re Seagate Technology Holdings plc Securities Litigation. A putative class action lawsuit alleging violations of the federal securities laws, UA Local 38 Defined Contribution Pension Plan, et al. v. Seagate Technology Holdings PLC, et al., was filed on July 10, 2023, in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The complaint alleges that it is a securities class action on behalf of all purchasers of Seagate common stock between September 15, 2020 and October 25, 2022, inclusive, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5-1. The complaint seeks unspecified monetary damages and other relief. A second action, Public Employees’ Retirement System of Mississippi v. Seagate Technology Holdings plc, William David Mosley, and Gianluca Romano, was filed on July 26, 2023, asserting similar claims. The cases were consolidated on September 25, 2023. An amended complaint was filed on October 19, 2023. The Company believes that the asserted claims are without merit and intends to vigorously defend these cases.
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
The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The EU REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If the Company or its suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $240 million were included in Accrued expense and Other non-current liabilities, respectively, on its Condensed Consolidated Balance Sheets as of September 29, 2023.

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
13.Commitments
Unconditional Long-Term Purchase Obligations. As of September 29, 2023, the Company had unconditional long-term purchase obligations of approximately $2.6 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $184 million, $223 million, $1.5 billion and $739 million for fiscal years 2025, 2026, 2027, and 2028, respectively.
During the three months ended September 29, 2023, the Company recorded order cancellation fees of $118 million to terminate certain purchase commitments related to the purchase of inventory components and equipment, which were reflected under Cost of revenue on its Condensed Consolidated Statements of Operations. As of September 29, 2023, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheet were $151 million, with $133 million in Accrued expenses and $18 million in Accounts payable, all of which is expected to be paid within one year.
14. Subsequent Events
Dividend Declared
On October 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on January 9, 2024 to shareholders of record as of the close of business on December 21, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended September 29, 2023, June 30, 2023 and September 30, 2022, referred to herein as the “September 2023 quarter”, the “June 2023 quarter” and the “September 2022 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2023 quarter, June 2023 quarter and September 2022 quarter were each 13 weeks.
You should read this discussion in conjunction with financial information and related notes included in this Quarterly Report on Form 10-Q. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology Holdings plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. These statements include, among other things, statements about our plans, programs, strategies and prospects; anticipated shifts in technology and storage industry trends, and anticipated demand for and performance of new storage product introductions; expectations regarding market demand for our products and technologies and our ability to optimize our level of production and meet market and industry expectations and the effects of these future trends on our performance; financial outlook for future periods; expectations regarding our ability to service debt, meet debt and credit agreement covenants and continue to generate free cash flow; expectations regarding our ability to make timely quarterly payments under the settlement agreement with BIS; the impact of macroeconomic headwinds and customer inventory adjustments on our business and operations; our cost saving plans, including our ability to execute such plans, the projected savings under such plans and the assumptions on which the plans and projected savings are based; expectations regarding our business strategy and performance; the sufficiency of our sources of cash to meet cash needs for the next 12 months; and our expectations regarding capital expenditures and dividend issuance plans. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “should,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology, in each case, intended to refer to future events or circumstances. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from historical experience and our present expectations or projections. Therefore, undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements, except as required by law.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2023 quarter. Highlights of events in the September 2023 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2023 quarter to the June 2023 quarter and the September 2022 quarter.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including potential sources of liquidity, material cash requirements and their general purpose.
•Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization.”
Overview of the September 2023 quarter
During the September 2023 quarter, we shipped 90 exabytes of HDD storage capacity. We generated revenue of approximately $1.5 billion with a gross margin of 10%. Our operating cash flow was $127 million and we paid $145 million in dividends. We issued $1.5 billion of convertible senior notes, repaid $1.3 billion of variable rate term loans, recorded a net loss of $29 million from early redemption of debt and a net gain of $104 million as a result of the termination of interest rate swap agreements.

Recent Developments, Economic Conditions and Challenges
During the September 2023 quarter, the data storage industry and our business continued to be impacted by macroeconomic headwinds and customer inventory adjustments, which continued to restrain near term demand for our products. As a result of the challenging demand environment, we reduced manufacturing production plans and incurred order cancellation fees to terminate certain purchase commitments that were made with our suppliers and recognized manufacturing underutilization charges, among other actions. We expect these factors will continue to impact our business and results of operations over the near-term.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	June 30, 2023	September 30, 2022
Revenue	$1,454	$1,602	$2,035
Cost of revenue	1,305	1,298	1,553
Gross profit	149	304	482
Product development	171	172	234
Marketing and administrative	105	114	129
Amortization of intangibles	—	—	3
Restructuring and other, net	2	(8)	9
(Loss) income from operations	(129)	26	107
Other expense, net	(18)	(111)	(80)
(Loss) income before income taxes	(147)	(85)	27
Provision for (Benefit from) income taxes	37	7	(2)
Net (loss) income	$(184)	$(92)	$29

	For the Three Months Ended
	September 29, 2023	June 30, 2023	September 30, 2022
Revenue	100%	100%	100%
Cost of revenue	90	81	76
Gross margin	10	19	24
Product development	12	11	12
Marketing and administrative	7	7	7
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	—
Operating margin	(9)	1	5
Other expense, net	(1)	(7)	(4)
(Loss) income before income taxes	(10)	(6)	1
Provision for income taxes	3	—	—
Net (loss) income	(13)%	(6)%	1%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market, and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended
	September 29, 2023	June 30, 2023	September 30, 2022
Revenues by Channel (%)
OEMs	71%	74%	76%
Distributors	18%	14%	15%
Retailers	11%	12%	9%
Revenues by Geography (%) (1)
Asia Pacific	56%	59%	39%
Americas	31%	29%	46%
EMEA	13%	12%	15%
Revenues by Market (%)
Mass capacity	70%	61%	68%
Legacy	19%	25%	19%
Other	11%	14%	13%

HDD Exabytes Shipped by Market
Mass capacity	79	75	104
Legacy	11	16	14
Total	90	91	118

HDD Price per Terabyte	$14	$15	$15
______________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the September 2023 quarter decreased by $148 million compared to the June 2023 quarter, primarily due to lower market demand in legacy markets and our non-HDD products that were impacted by macroeconomic conditions, partially offset by an increase in mass capacity exabytes shipped.
Revenue in the September 2023 quarter decreased by $581 million compared to the September 2022 quarter, primarily due to a decrease in exabytes shipped, reflecting broad-based demand slowdown resulting from weaker macroeconomic conditions.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 20% of gross revenue for the September 2023 quarter, 19% for the June 2023 quarter and 18% for the September 2022 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 3% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	June 30, 2023	September 30, 2022
Cost of revenue	$1,305	$1,298	$1,553
Gross profit	149	304	482
Gross margin	10%	19%	24%
Gross margin for the September 2023 quarter decreased compared to the June 2023 quarter, primarily driven by $118 million of order cancellation fees, an increase of $19 million, for a total of $59 million, in factory underutilization charges associated with lower production levels and an increase of $10 million in accelerated depreciation expense for certain capital equipment, partially offset by a decrease of $9 million in depreciation expense as a result of change in useful lives of certain capital equipment.

Gross margin for the September 2023 quarter decreased compared to the September 2022 quarter primarily driven by $118 million of order cancellation fees, accelerated depreciation expense for certain capital equipment and less favorable product mix.
In the September 2023 quarter, total warranty cost was 1.8% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.9% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.9%, 0.8% and 0.6% of revenue for the September 2023 quarter, June 2023 quarter and September 2022 quarter, respectively.
Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	June 30, 2023	September 30, 2022
Product development	$171	$172	$234
Marketing and administrative	105	114	129
Amortization of intangibles	—	—	3
Restructuring and other, net	2	(8)	9
Operating expenses	$278	$278	$375
Product development expense. Product development expenses decreased by $1 million in the September 2023 quarter compared to the June 2023 quarter, primarily due to a $6 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction, and a $2 million decrease in depreciation expense, partially offset by a $4 million increase in lease expense and a $3 million increase in supply costs.
Product development expenses decreased by $63 million in the September 2023 quarter compared to the September 2022 quarter, primarily due to a $38 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction, and a $27 million decrease in depreciation expense, partially offset by a $6 million increase in lease expense.
Marketing and administrative expense. Marketing and administrative expenses decreased by $9 million in the September 2023 quarter compared to the June 2023 quarter primarily due to a $5 million decrease in outside services expense, a $2 million decrease in compensation and other employee benefits primarily from the reduction in headcount as a result of our restructuring plans and temporary salary reduction, and a $2 million decrease in advertising costs.
Marketing and administrative expenses decreased by $24 million in the September 2023 quarter compared to the September 2022 quarter primarily due to a $9 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction, a $6 million decrease in advertising costs, a $5 million decrease in outside services expense and a $4 million decrease in travel expenses due to cost saving measures.
Restructuring and other, net. Restructuring and other, net in the September 2023 quarter was not material.
Restructuring and other, net for the June 2023 quarter was a net gain of $8 million, primarily from the sales of certain properties and assets of $156 million, partially offset by workforce reduction costs and other exit costs under our April 2023 restructuring plan.
Restructuring and other, net for the September 2022 quarter was $9 million primarily related to cost incurred as part of restructuring of our workforce.
Other Expense, Net

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	June 30, 2023	September 30, 2022
Other Expense, net	$(18)	$(111)	$(80)
Other expense, net. Other expense, net decreased by $93 million for the September 2023 quarter compared to the June 2023 quarter primarily due to $104 million of net gain recognized from the termination of interest rate swaps associated with the repayment of term loans in the September 2023 quarter and $9 million impairment of investment in the June 2023 quarter, partially offset by $29 million of net loss recognized from early redemption of debt in the September 2023 quarter.

Other expense, net decreased by $62 million for the September 2023 quarter compared to the September 2022 quarter primarily due to $104 million of net gain recognized from the termination of interest rate swaps associated with the repayment of term loans, partially offset by $29 million of net loss recognized from early redemption of debt and $13 million net increase in interest expense primarily related to the new senior notes issued in the June 2023 quarter and the September 2023 quarter.
Income Taxes

	For the Three Months Ended
(Dollars in millions)	September 29, 2023	June 30, 2023	September 30, 2022
Provision for (benefit from) income taxes	$37	$33	$(2)
We recorded an income tax provision of $37 million for the three months ended September 29, 2023. The income tax provision included approximately $33 million of net discrete expense, primarily associated with an increase in our valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by excess tax benefits related to share-based compensation expense. We will have income taxes payable based on profits generated in various jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into U.S. law. The legislation includes a new corporate alternative minimum tax (the “CAMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. We did not meet the criteria for fiscal year 2024. We will continue to monitor the potential application of CAMT for future years.
During the three months ended September 29, 2023, our unrecognized tax benefits, excluding interest and penalties decreased by approximately $9 million to $107 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. We do not expect material changes to our unrecognized tax benefits in the next twelve months beginning September 30, 2023.
We recorded an income tax benefit of $2 million for the three months ended September 30, 2022. The income tax provision for the three months ended September 30, 2022 included approximately $7 million of net discrete tax benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for the three months ended September 29, 2023 and September 30, 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) increase in valuation allowance.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs and capital expenditures, will allow us to manage the ongoing impacts of macroeconomic headwinds including higher inflationary pressures, inventory adjustments by our customers and the overall market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the global economic factors.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of September 29, 2023. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Cash and Cash Equivalents

(Dollars in millions)	September 29, 2023	June 30, 2023	Change
Cash and cash equivalents	$795	$786	$9
Our cash and cash equivalents as of September 29, 2023 increased by $9 million from June 30, 2023 primarily as a result of net cash of $127 million provided by operating activities and net proceeds of $1.5 billion from the issuance of convertible senior notes, partially offset by $1.3 billion redemption of term loans, dividends paid to our shareholders of $145 million, $126 million debt fees relating to issuance of long-term debt and capped call transaction and payments for capital expenditures of $70 million.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended September 29, 2023 was $127 million and includes the effects of net loss adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $100 million in accounts receivable, primarily due to lower revenue and timing of collections;
•a decrease of $88 million in inventories, primarily due to a decrease in units built to align with the prevailing demand environment; and
•an increase of $25 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $89 million in accrued expenses as a result of payments related to restructuring activities;
•a decrease of $70 million in accounts payable, primarily due to a decrease in materials purchased; and
•a decrease of $12 million in accrued employee compensation, primarily due to timing of payroll accrual.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended September 29, 2023 was $70 million, primarily attributable to payments for the purchase of property, equipment and leasehold improvements.
Cash Used in Financing Activities
Net cash used in financing activities of $49 million for the three months ended September 29, 2023 was primarily attributable to the following activities:
•$1.3 billion redemption of term loans;
•$145 million in dividend payments;
•$126 million debt fees relating to issuance of long-term debt and capped call transaction; and
•$25 million taxes paid related to net share settlement of equity awards; partially offset by
•$1.5 billion in net proceeds from the issuance of 2028 Notes and
•$35 million proceeds from issuance of ordinary shares under employee stock purchase plans.
Liquidity Sources
Our primary sources of liquidity as of September 29, 2023 consist of: (1) approximately $795 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under the revolving credit facility of the Tenth Amendment (the “Revolving Credit Facility”).
As of September 29, 2023, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
On September 27, 2023, we entered into the Tenth Amendment to modify our financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. The Company is in compliance with the covenants as of September 29, 2023. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants.

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
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness and to fund our quarterly dividend and any future strategic investments. As of September 29, 2023, our contractual cash requirements have not changed materially since our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, except for the purchase obligations and long-term debt obligations.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of September 29, 2023, we had unconditional purchase obligations of approximately $3.7 billion primarily related to purchases of inventory components with our suppliers. We expect $1.1 billion of these short-term commitments to be paid within one year and expect $2.6 billion of these long-term commitments to be paid thereafter.
During the three months ended September 29, 2023, we recorded order cancellation fees of $118 million to terminate certain purchase commitments related to the purchase of inventory components and equipment, which were reflected under Cost of revenue on our Condensed Consolidated Statements of Operations. As of September 29, 2023, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheet were $151 million, with $133 million in Accrued expenses and $18 million in Accounts payable, all of which is expected to be paid within one year.
Long-term debt and interest payments on debt
On September 13, 2023, we issued the 2028 Notes of $1.5 billion and repaid Term Loans A1, A2 and A3 of $1.3 billion. The exchange was accounted for as a debt extinguishment and resulted in a net loss of $29 million for the first quarter of fiscal year 2024.
As of September 29, 2023, the future principal payment obligation on our long-term debt was $5.7 billion, which will mature in more than one year. As of September 29, 2023, future interest payments on this outstanding debt are estimated to be approximately $2.3 billion, of which $325 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for the quarter ended March 31, 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million will be made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $240 million thereafter. Refer to “Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” for more details.
Restructuring
During the three months ended September 29, 2023, we recorded restructuring and other, net of $2 million, primarily related to the workforce reduction costs under the restructuring plans, and made cash payments of $89 million.
As of September 29, 2023, the future cash payments related to our remaining active restructuring plans were $32 million, of which $30 million is expected to be paid within one year.

Dividends
During the September 2023 quarter, our Board of Directors declared dividends of $0.70 per share, totaling $146 million, which was paid on October 10, 2023. On October 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on January 9, 2024 to shareholders of record at the close of business on December 21, 2023. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of September 29, 2023, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 4, 2023, for a discussion of our critical accounting policies and estimates.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of September 29, 2023, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of September 29, 2023.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.

We previously entered into certain interest rate swap agreements to convert the variable interest rate on our Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. We designated the interest rate swaps as cash flow hedges. On September 13, 2023, we terminated our interest rate swap agreements as we repaid the Term Loans.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of September 29, 2023.

	Fiscal Years Ended						Total	Fair Value at September 29, 2023
(Dollars in millions, except percentages)	2024	2025	2026	2027	2028	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$122	$—	$—	$—	$—	$—	$122	$122
Average interest rate	5.39%						5.39%
Other debt securities
Fixed rate	$—	$—	$—	$15	$—	$—	$15	$15
Debt
Fixed rate	$—	$479	$—	$505	$1,500	$3,245	$5,729	$5,564
Average interest rate	—%	4.75%	—%	4.88%	3.50%	6.88%	5.64%
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
We recognized a net loss of $1 million, a net gain of $11 million and a net gain of $104 million in Cost of revenue, Interest expense and Net gain recognized from termination of interest rate swap, respectively, related to the de-designation on discontinued cash flow hedges during the three months ended September 29, 2023.
The table below provides information as of September 29, 2023 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$308	$1.34	$(5)
Thai Baht	131	$33.90	(10)
Chinese Renminbi	66	$6.89	(2)
British Pound Sterling	63	$0.80	(1)
Total	$568		$(18)
_____________________________
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 29, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended September 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A.RISK FACTORS
Summary of Risk Factors
The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, brand and/or the price of our outstanding ordinary shares, and make an investment in our ordinary shares speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below. Additional risks beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q may apply to our business and operations as currently conducted or as we may conduct them in the future or to the markets in which we currently, or may in the future, operate.
Risks Related to our Business, Operations and Industry
•Our ability to increase our revenue and maintain our market share depends on our ability to successfully introduce and achieve market acceptance of new products on a timely basis. If our products do not keep pace with customer requirements, our results of operations will be adversely affected.
•We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price competition, could harm our ability to compete.
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
•We have a long and unpredictable sales cycle for nearline storage solutions, which impairs our ability to accurately predict our financial and operating results in any period and may adversely affect our ability to manage inventory and forecast the need for investments and expenditures.
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
•We have cancelled purchase commitments with suppliers and incurred cost associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may not meet our purchase commitments to certain suppliers in the future, which could result in penalties, increased manufacturing costs or excess inventory.
•Due to the complexity of our products, some defects may only become detectable after deployment.
Risks Related to Human Capital and Corporate Responsibility
•The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
•We are subject to risks related to corporate and social responsibility that could adversely affect our reputation and performance.
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
•We are subject to counterparty default risks.
Legal, Regulatory and Compliance Risks
•Our business is subject to various laws, regulations, governmental policies, litigation, governmental investigations or governmental proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
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

Risks Related to Intellectual Property and Other Proprietary Rights
•We may be unable to protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations.
•We are at times subject to intellectual property proceedings and claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition.
•Our business and certain products and services depend in part on intellectual property and technology licensed from third parties, as well as data centers and infrastructure operated by third parties.
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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share, revenue and results of operations in the future may be adversely affected if we fail to:
•develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts or we are unable to execute successfully;
•consistently maintain our time-to-market performance with our new products;
•manufacture these products in adequate volume;
•meet specifications or satisfy compatibility requirements;
•qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications; or
•achieve acceptable manufacturing yields, quality and margins with these products.
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
We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price competition, could harm our ability to compete.
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

Furthermore, to the extent that there is consolidation among our customer base, or when supply exceeds demand in our industry, our customers may be able to command increased leverage in negotiating prices and other terms of sale, causing price erosion, which could adversely affect our profitability. Furthermore, if such customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our results of operations. If a significant transaction or regulatory impact involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations and financial condition.
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
Our products are incorporated in computers, data storage systems deployed in data centers and consumer electronic devices. Historically, the demand for these products has been volatile. Unexpected slowdowns in demand for computers, data storage subsystems or consumer electronic devices generally result in sharp declines in demand for our products. Declines in customer spending on the systems and devices that incorporate our products could have a material adverse effect on demand for our products and on our financial condition and results of operations. Uncertain global economic and business conditions can exacerbate, and have in the past exacerbated, these risks.
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
The deterioration of demand for disk drives in certain of the legacy markets has accelerated, and we believe this deterioration may continue and may further accelerate, which has caused and could further cause our operating results to suffer.
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
We have a long and unpredictable sales cycle for nearline storage solutions, which impairs our ability to accurately predict our financial and operating results in any period and may adversely affect our ability to manage inventory and forecast the need for investments and expenditures.
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
In certain end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, sales of our consumer products may be lower during the second half of our fiscal year. Retail sales of certain of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions. In particular, during periods when there are rapidly changing macroeconomic conditions, historical seasonality trends may not be a good indicator to predict our future performance and results of operations.
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
Prices for our products are denominated predominantly in dollars, even when sold to customers that are located outside the United States An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the United States. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts from time to time, which could be designated as cash flow hedges or not designated as hedging instruments. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.

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
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In the September 2023 quarter, we cancelled purchase commitments with certain suppliers due to a change in forecasted demand and incurred fees associated with such cancellation. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet our purchase commitments with suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or make penalty-type payments under the terms of these contracts. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or if we shift output from our internal manufacturing facilities in order to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
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

RISKS RELATED TO HUMAN CAPITAL AND CORPORATE RESPONSIBILITY
The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel, including in the United States, Thailand, China, Singapore and Northern Ireland, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. The reductions in workforce that result from our historical restructurings have also made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material adverse effect on our business, results of operations and financial condition.
We are subject to risks related to corporate and social responsibility that could adversely affect our reputation and performance.
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. Our key customers’ satisfaction with the volume, quality and timeliness of our products is a material element of our market reputation, and any damage to our key customer relationships could materially adversely affect our reputation. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct and human rights. The increasing concern over climate change could also result in shifting customer preferences and regulations. Changing customer preferences may result in increased demands or requirements regarding our solutions, products and services, including the use of packaging materials, chemicals and other components in our products. These demands may cause us to incur additional costs or make other changes to our operations, which could adversely affect our financial results. If we fail to manage these requirements in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.
Further, despite our policies to the contrary, our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers, suppliers and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
RISKS RELATED TO FINANCIAL PERFORMANCE OR GENERAL ECONOMIC CONDITIONS
Changes in the macroeconomic environment have impacted and may in the future negatively impact our results of operations.
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products and/or result in significant changes in our product prices. Other factors that could have a material adverse effect on demand for our products and on our financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures.

Macroeconomic developments such as adverse economic conditions worldwide or efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions, increased tariffs between the United States and China, Mexico and other countries and the withdrawal of the United Kingdom from the EU, have and may continue to adversely impact our business. Significant inflation and related increases in interest rates, have negatively affected our business in recent quarters and could continue in the near future to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (“IT”) budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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
We are leveraged and require significant amounts of cash to service our debt. Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. Our high level of debt presents the following risks:
•we are required to use a substantial portion of our cash flows from operations to service our debt, which reduces the availability of our cash flows to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;
•our substantial leverage increases our vulnerability to economic downturns, decreases the availability of capital and may subject us to a competitive disadvantage vis-à-vis those of our competitors that are less leveraged;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry, and could limit our ability to borrow additional funds on satisfactory terms for operations or capital to implement our business strategies; and
•covenants in our debt agreements, including our Tenth Amendment, limit, among other things, our ability to pay future dividends or make other restricted payments and investments, which could restrict our ability to execute on our business strategy or react to the economic environment.
In addition, our ability to service our debt obligations and comply with debt covenants depends on our financial performance. If we fail to meet our debt service obligations or fail to comply with debt covenants, or are unable to modify, obtain a waiver, or cure a debt covenant on terms acceptable to us or at all, we could be in default of our debt agreements and instruments. Such a default could result in an acceleration of our indebtedness, including via cross-defaults, and may require us to change capital allocation or engage in distressed debt transactions on terms unfavorable to us, which could have a material negative impact on our financial performance, stock market price and operations.
In the event the conditional exchange feature of our 2028 Notes is triggered, holders of such notes will be entitled to exchange their notes at any time during specified periods at their option. Pursuant to the terms of the indenture governing the 2028 Notes, if one or more holders elect to exchange their notes, we would be required to settle the principal portion of our exchange obligation in cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at our election, in respect of any remainder of the exchange obligation in excess of such principal amount. Such cash payment obligations could adversely affect our liquidity. In addition, even if holders of the 2028 Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
In the event that we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to refinance our existing debt or incur additional debt to fund our operations on terms acceptable to us or at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to our debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital and increase the interest costs under our existing credit agreement.
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
•pandemics or other global health issues that impact our operations as well as those of our customers and suppliers;
•the impact of corporate restructuring activities that we have and may continue to engage in;
•changes in the demand for the computer systems and data storage products that contain our products;
•unfavorable supply and demand imbalances;
•our high proportion of fixed costs, including manufacturing and research and development expenses;
•any impairments in goodwill or other long-lived assets;
•changes in tax laws, such as global tax developments applicable to multinational businesses; the impact of trade barriers, such as import/export duties and restrictions, sanctions, tariffs and quotas, imposed by the United States or other countries in which the Company conducts business;
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
Geopolitical uncertainty, terrorism, instability or war, such as the military action against Ukraine launched by Russia and the latest developments in the conflict between Israel and Palestine, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.

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

LEGAL, REGULATORY AND COMPLIANCE RISKS
Our business is subject to various laws, regulations, governmental policies, litigation, governmental investigations or governmental proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
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
Our business, particularly our Lyve products and related services, is subject to state, federal, and international laws and regulations relating to data privacy, data protection and data security, including security breach notification, data retention, transfer and localization. Laws and regulations relating to these matters evolve frequently and their scope may change through new legislation, amendments to existing legislation and changes in interpretation or enforcement and may impose conflicting and inconsistent obligations. Any such changes, and any changes to our products or services or manner in which our customers utilize them may result in new or enhanced costly compliance requirements and governmental or regulatory scrutiny, may limit our ability to operate in certain jurisdictions or to engage in certain data processing activities, and may require us to modify our practices and policies, potentially in a material manner, which we may be unable to do in a timely or commercially reasonable manner or at all.
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
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (“EAR”) administered by BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The United States, through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the United States, China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into a Settlement Agreement with BIS (the “Settlement Agreement”) that resolves BIS’ allegations regarding our sales of hard disk drives to Huawei. We have also agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Despite our best efforts to comply with the terms of the Settlement Agreement, failure to do so could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting our products subject to the EAR outside of the United States, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Other countries also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to sell or distribute our products and services or could limit our partners’ or customers’ ability to sell or use our products and services in those countries, which could materially adversely affect our business, results of operations, financial condition and cash flows. Violations of these regulations may result in significant penalties and fines. For example, in our Settlement Agreement with BIS, we agreed to pay a penalty of $300 million over a period of five years to resolve BIS’ allegations. Changes in our products and services or future changes in export and import regulations may create delays in the introduction of our products and services in those countries, prevent our customers from deploying our products and services globally or, in some cases, prevent the export or import or sale of our products and services to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, in the countries where we operate could result in decreased use of our products and services by, or in our decreased ability to export or sell our products and services to, new or existing customers, which could materially adversely affect our business, results of operations, financial condition and cash flows.
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
RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
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
We are subject from time-to-time to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers, in connection with the make, use, sale, or offer for sale of our products. Intellectual property litigation can be expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, which may cause actual results to differ materially from our expectations. Some of the actions that we face from time-to-time seek injunctions against the sale of our products and/or substantial monetary damages, which, if granted or awarded, could materially harm our business, financial condition and operating results.
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
Our business and certain products and services depend in part on intellectual property and technology licensed from third parties, as well as data centers and infrastructure operated by third parties.
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
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, and maintenance of data, such as damage, corruption, loss, unavailability, unauthorized acquisition and other processing, and other security risks, including risks of disruptions to our platform or security breaches and incidents impacting our digital infrastructure and data, will continue to increase.
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
In addition, in the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. Similar litigation has been pursued against us, and it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Any decision to reduce or discontinue the payment of cash dividends to our shareholders or the repurchase of our ordinary shares pursuant to our previously announced share repurchase program could cause the market price of our ordinary shares to decline significantly.
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the first quarter of fiscal year 2024 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.
As of September 29, 2023, $1.9 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended September 29, 2023, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 through July 28, 2023	—	—	—	$1,921
July 29, 2023 through August 25, 2023	—	—	—	1,921
August 26, 2023 through September 29, 2023	—	—	—	1,897
Total	—		—
_____________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the first quarter of fiscal year 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021

3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021

4.1	Indenture for the 2028 Notes, dated as of September 13, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.1	9/13/2023

4.2	Form of 3.50% Exchangeable Senior Note due 2028 (included in Exhibit 4.1).	8-K	001-31560	4.2	9/13/2023

10.1	Purchase Agreement, dated as of September 7, 2023, by and among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.	8-K	001-31560	10.1	9/8/2023

10.2	Form of Capped Call Option Transaction Confirmation.	8-K	001-31560	10.2	9/8/2023

10.3	Tenth Amendment, dated as of September 27, 2023, to the Credit Agreement, dated as of February 20, 2019.					X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Inline XBRL Cover page and contained in Exhibit 101.
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	October 27, 2023	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)