Form 10-Q
period 2023-12-29
Seagate Technology Holdings plc
filed 2024-01-26
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from:                to
Commission File Number 001-31560
 _______________________________________
SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
 _______________________________________

Ireland	98-1597419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
121 Woodlands Avenue 5,
Singapore
(Address of principal executive offices)
739009
(Zip Code)

Telephone: (65) 6018-2562
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 22, 2024, 209,510,729 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 29, 2023	June 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$787	$786
Accounts receivable, net	471	621
Inventories	1,053	1,140
Other current assets	317	358
Total current assets	2,628	2,905
Property, equipment and leasehold improvements, net	1,642	1,706
Goodwill	1,237	1,237
Deferred income taxes	1,074	1,117
Other assets, net	568	591
Total Assets	$7,149	$7,556
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,619	$1,603
Accrued employee compensation	86	100
Accrued warranty	81	78
Current portion of long-term debt	—	63
Accrued expenses	743	748
Total current liabilities	2,529	2,592
Long-term accrued warranty	86	90
Other non-current liabilities	679	685
Long-term debt, less current portion	5,669	5,388
Total Liabilities	8,963	8,755
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,377	7,373
Accumulated other comprehensive income	3	98
Accumulated deficit	(9,194)	(8,670)
Total Shareholders’ Deficit	(1,814)	(1,199)
Total Liabilities and Shareholders’ Deficit	$7,149	$7,556
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenue	$1,555	$1,887	$3,009	$3,922

Cost of revenue	1,193	1,641	2,498	3,194
Product development	161	200	332	434
Marketing and administrative	108	125	213	254
Amortization of intangibles	—	—	—	3
Restructuring and other, net	(31)	81	(29)	90
Total operating expenses	1,431	2,047	3,014	3,975

Income (loss) from operations	124	(160)	(5)	(53)

Interest income	3	1	5	2
Interest expense	(84)	(77)	(168)	(148)
Net gain recognized from termination of interest rate swap	—	—	104	—
Net gain (loss) recognized from early redemption of debt	—	204	(29)	204
Other, net	(47)	(6)	(58)	(16)
Other (expense) income, net	(128)	122	(146)	42

Loss before income taxes	(4)	(38)	(151)	(11)
Provision for (benefit from) income taxes	15	(5)	52	(7)
Net loss	$(19)	$(33)	$(203)	$(4)

Net loss per share:
Basic	$(0.09)	$(0.16)	$(0.97)	$(0.02)
Diluted	$(0.09)	$(0.16)	$(0.97)	$(0.02)
Number of shares used in per share calculations:
Basic	209	206	209	207
Diluted	209	206	209	207
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net loss	$(19)	$(33)	$(203)	$(4)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	13	19	(9)	51
Losses (gains) reclassified into earnings	5	6	(87)	11
Net change	18	25	(96)	62
Change in unrealized components of post-retirement plans:
Net unrealized losses arising during the period	—	(1)	—	—
Losses reclassified into earnings	—	1	—	1
Net change	—	—	—	1
Foreign currency translation adjustments	—	1	1	—
Total other comprehensive income (loss), net of tax	18	26	(95)	63
Comprehensive (loss) income	$(1)	$(7)	$(298)	$59
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	December 29, 2023	December 30, 2022
OPERATING ACTIVITIES
Net loss	$(203)	$(4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138	283
Share-based compensation	55	62
Deferred income taxes	41	(4)
Net loss (gain) on redemption and repurchase of debt	7	(204)
Other non-cash operating activities, net	(12)	28
Changes in operating assets and liabilities:
Accounts receivable, net	150	692
Inventories	87	371
Accounts payable	54	(919)
Accrued employee compensation	(14)	(145)
BIS settlement penalty	(15)	—
Accrued expenses, income taxes and warranty	(13)	228
Other assets and liabilities	21	108
Net cash provided by operating activities	296	496
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(140)	(212)
Proceeds from the sale of assets	35	3
Purchases of investments	—	(1)
Net cash used in investing activities	(105)	(210)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,288)	—
Dividends to shareholders	(291)	(292)
Repurchases of ordinary shares	—	(408)
Taxes paid related to net share settlement of equity awards	(28)	(39)
Proceeds from issuance of long-term debt	1,500	600
Proceeds from issuance of ordinary shares under employee stock plans	44	29
Other financing activities, net	(128)	(21)
Net cash used in financing activities	(191)	(131)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1	—
Increase in cash, cash equivalents and restricted cash	1	155
Cash, cash equivalents and restricted cash at the beginning of the period	788	617
Cash, cash equivalents and restricted cash at the end of the period	$789	$772
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended December 29, 2023 and December 30, 2022
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at September 29, 2023	209	$—	$7,338	$(15)	$(9,025)	$(1,702)
Net loss	—	—	—	—	(19)	(19)
Other comprehensive income	—	—	—	18	—	18
Issuance of ordinary shares under employee share plans	1	—	9	—	—	9
Tax withholding related to vesting of restricted share units	—	—	—	—	(3)	(3)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(147)	(147)
Share-based compensation	—	—	30	—	—	30
Balance at December 29, 2023	210	$—	$7,377	$3	$(9,194)	$(1,814)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at September 30, 2022	206	$—	$7,248	$73	$(7,672)	$(351)
Net loss	—	—	—	—	(33)	(33)
Other comprehensive income	—	—	—	26	—	26
Issuance of ordinary shares under employee share plans	—	—	—	—	—	—
Tax withholding related to vesting of restricted share units	—	—	—	—	—	—
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(145)	(145)
Share-based compensation	—	—	33	—	—	33
Balance at December 30, 2022	206	$—	$7,281	$99	$(7,850)	$(470)
SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended December 29, 2023 and December 30, 2022
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
Net loss	—	—	—	—	(203)	(203)
Other comprehensive loss	—	—	—	(95)	—	(95)
Issuance of ordinary shares under employee share plans	3	—	44	—	—	44
Repurchases of ordinary shares	—	—	—	—	—	—
Capped calls related to the issuance of exchangeable notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	—	—	—	—	(28)	(28)
Dividends to shareholders ($1.40 per ordinary share)	—	—	—	—	(293)	(293)
Share-based compensation	—	—	55	—	—	55
Balance at December 29, 2023	210	$—	$7,377	$3	$(9,194)	$(1,814)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net loss	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	63	—	63
Issuance of ordinary shares under employee share plans	2	—	29	—	—	29
Repurchases of ordinary shares	(5)	—	—	—	(400)	(400)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(39)	(39)
Dividends to shareholders ($1.40 per ordinary share)	—	—	—	—	(290)	(290)
Share-based compensation	—	—	62	—	—	62
Balance at December 30, 2022	206	$—	$7,281	$99	$(7,850)	$(470)
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
In January 2024, the Company established Singapore as its principal executive offices to better align its operational footprint.
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2023 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 4, 2023. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 30, 2023, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 29, 2023 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 28, 2024.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and six months ended December 29, 2023 and December 30, 2022 consisted of 13 and 26 weeks, respectively. Fiscal years 2024 and 2023 both comprise 52 weeks and end on June 28, 2024 and June 30, 2023, respectively. The fiscal quarters ended December 29, 2023, September 29, 2023 and December 30, 2022, are also referred to herein as the “December 2023 quarter”, the “September 2023 quarter” and the “December 2022 quarter”, respectively.
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
Other Long-Lived Assets
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. Effective from the first quarter of fiscal year 2024, the Company changed the useful lives of certain manufacturing equipment from a range of three to seven years to a range of three to ten years based on its review of technology product roadmap. The effect of this change in estimate increased the net income by approximately $30 million and $40 million for three and six months ended December 29, 2023, respectively. Loss per share decreased by $0.14 and $0.19 for three and six months ended December 29, 2023, respectively.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a roll forward of the related obligations. The Company adopted this guidance in the quarter ended September 29, 2023. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have impact on its Condensed Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt this guidance in the first quarter of the fiscal year 2026. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have impact on its Condensed Consolidated Financial Statements.

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of December 29, 2023 and June 30, 2023:

	December 29, 2023			June 30, 2023
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$90	$—	$90	$73	$—	$73
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	15	—	15	16	—	16
Total	$106	$—	$106	$90	$—	$90

Included in Cash and cash equivalents			$89			$72
Included in Other current assets			2			2
Included in Other assets, net			15			16
Total			$106			$90
As of December 29, 2023 and June 30, 2023, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of December 29, 2023 and June 30, 2023, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of December 29, 2023.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of December 29, 2023, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$91	$91
Due in 1 to 5 years	15	15
Total	$106	$106
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	December 29, 2023	June 30, 2023	December 30, 2022	July 1, 2022
Cash and cash equivalents	$787	$786	$770	$615
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$789	$788	$772	$617
Accounts receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount.
During the three and six months ended December 29, 2023, the Company sold trade receivables without recourse for cash proceeds of $290 million and $582 million, respectively. As of December 29, 2023, the total amount that remained subject to servicing by the Company was $290 million. During the three and six months ended December 30, 2022, the Company sold trade receivables without recourse for cash proceeds of $211 million and $411 million, respectively.

The discounts on the sale of trade receivables were not material for the three and six months ended December 29, 2023 and December 30, 2022, respectively.
Inventories
The details of the inventories were as follows:

(Dollars in millions)	December 29, 2023	June 30, 2023
Raw materials and components	$214	$241
Work-in-process	627	682
Finished goods	212	217
Total inventories	$1,053	$1,140
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	December 29, 2023	June 30, 2023
Vendor receivables	$122	$167
Other current assets	195	191
Total	$317	$358
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	December 29, 2023	June 30, 2023
Property, equipment and leasehold improvements	$10,270	$10,267
Accumulated depreciation and amortization	(8,628)	(8,561)
Property, equipment and leasehold improvements, net	$1,642	$1,706
During the three months ended December 29, 2023, the Company did not record accelerated depreciation expense. During the six months ended December 29, 2023, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, respectively, which was recorded to Cost of revenue in the Condensed Consolidated Statements of Operations.
During the three and six months ended December 30, 2022, the Company recognized a charge of $39 million and $61 million for the accelerated depreciation of certain fixed assets, respectively, which was recorded to Cost of revenue and Product development in the Condensed Consolidated Statements of Operations.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	December 29, 2023	June 30, 2023
Dividends payable	$147	$145
Other accrued expenses	596	603
Total	$743	$748

Accumulated Other Comprehensive Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2023	$103	$(4)	$(1)	$98
Other comprehensive (loss) income before reclassifications	(9)	—	1	(8)
Amounts reclassified from AOCI	(87)	—	—	(87)
Other comprehensive (loss) income	(96)	—	1	(95)
Balance at December 29, 2023	$7	$(4)	$—	$3

Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	51	—	—	51
Amounts reclassified from AOCI	11	1	—	12
Other comprehensive income	62	1	—	63
Balance at December 30, 2022	$113	$(13)	$(1)	$99

3.Debt
The following table provides details of the Company’s debt as of December 29, 2023 and June 30, 2023:

(Dollars in millions)	December 29, 2023	June 30, 2023
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	$479	$479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	504	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	469	465
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	—
Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	—	430
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
	5,701	5,487
Less: unamortized debt issuance costs	(32)	(36)
Debt, net of debt issuance costs	5,669	5,451
Less: current portion of long-term debt	—	(63)
Long-term debt, less current portion	$5,669	$5,388
_____________________________
(1) All unsecured senior notes and exchangeable senior notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and STX.

2028 Exchangeable Senior Notes and related Capped Call Transactions
2028 Notes. On September 13, 2023, Seagate HDD, in a private placement, issued $1.5 billion in aggregate principal amount of 3.50% exchangeable Senior Notes due 2028 (the “2028 Notes”), which includes $200 million aggregate principal amount pursuant to the over-allotment option of the initial purchasers to purchase additional notes. The 2028 Notes will mature on June 1, 2028, with interest payable semi-annually on March 1 and September 1 of each year, commencing March 1, 2024.
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net loss recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 29, 2023. In connection with the repayment of Term Loans, the Company terminated its interest rate swap agreements. Refer to “Note 6. Derivative Financial Instruments” for more details.
Prior to March 1, 2028, the 2028 Notes are exchangeable at the option of the holders only under certain circumstances as set forth in the indenture with respect to the 2028 Notes. On or after March 1, 2028, the 2028 Notes are exchangeable at any time at the option of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date, unless the 2028 Notes have been previously redeemed or repurchased by Seagate HDD. Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The initial exchange rate for the 2028 Notes is 12.1253 ordinary shares per $1,000 principal amount of 2028 Notes.
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
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The cap price of the capped call transactions will initially be $107.848 per share, which represents a premium of approximately 70% over the last reported sale price of the ordinary shares of $63.44 per share on the Nasdaq Global Market on September 7, 2023. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.
Credit Agreement
The credit agreement dated as of February 20, 2019, by and among, Seagate Technology Holdings plc, Seagate HDD, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (as amended from time to time, the “Credit Agreement”) includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. The maximum permitted total net leverage ratio did not apply for the fiscal quarter ended December 29, 2023 and will not apply for the fiscal quarter ending March 29, 2024. For the fiscal quarters ending June 28, 2024 until the end of the covenant relief period, which terminates on June 27, 2025, the maximum permitted total net leverage ratio is 6.75 to 1.00, and applies only to the extent that the aggregate outstanding amount of revolving loans, swing line loans and the aggregate face amount of certain letters of credit exceeds 25% of the then outstanding revolving commitments in effect (the “Testing Condition”) as of the last day of the fiscal quarter. The maximum permitted total leverage ratio for each fiscal quarter ending after June 27, 2025 is 4.00 to 1.00.
The minimum interest coverage ratio did not apply for the fiscal quarter ended December 29, 2023 and will not apply for the fiscal quarter ending March 29, 2024. For the fiscal quarters ending June 28, 2024 until June 27, 2025, the minimum interest coverage ratio is 2.25 to 1.00, and applies only to the extent that the Testing Condition is satisfied as of the last day of the fiscal quarter. The minimum interest coverage ratio is 3.25 to 1.00 for each fiscal quarter ending after June 27, 2025.

Future Principal Payments on Long-term Debt
At December 29, 2023, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Principal Amount
Remainder of 2024	$—
2025	479
2026	—
2027	505
2028	1,500
Thereafter	3,245
Total	$5,729
4.Income Taxes
The Company recorded income tax provisions of $15 million and $52 million for the three and six months ended December 29, 2023, respectively. The discrete items in the income tax provision were not material for the three months ended December 29, 2023. The income tax provision for the six months ended December 29, 2023 included approximately $36 million of net discrete expense, primarily associated with an increase in the Company’s valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by net excess tax benefits related to share-based compensation expense. Additional guidance issued by the Treasury department in December 2023 did not result in any impacts. The Company will have income taxes payable based on profits generated in various jurisdictions.
During the six months ended December 29, 2023, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $8 million to $108 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning December 30, 2023.
The Company recorded income tax benefits of $5 million and $7 million for the three and six months ended December 30, 2022, respectively. The discrete items in the income tax benefit were not material for the three months ended December 30, 2022. The income tax benefit for the six months ended December 30, 2022 included approximately $5 million of net discrete tax benefit, primarily associated with excess tax benefits related to share-based compensation expense.
The Company’s income tax provision recorded for the three and six months ended December 29, 2023 and December 30, 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) increases in valuation allowance, and/or (iii) the generation of research credits during the current fiscal year.
5.Restructuring and Other, net
The Company recorded restructuring and other, net benefits of $31 million and $29 million for the three and six months ended December 29, 2023, respectively, primarily due to the net gain of $30 million from the sale and leaseback of certain property during the December 2023 quarter. The net proceeds of $34 million were recorded as an investing inflow on the Company’s Condensed Statements of Cash Flows.
For the three and six months ended December 30, 2022, the Company recorded restructuring charges of $81 million and $90 million, respectively. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits, facilities and other exit costs. All restructuring charges are reported in Restructuring and other, net on the Company’s Condensed Consolidated Statement of Operations.

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
The following table summarizes the Company’s restructuring activities under its active restructuring plans:

	April 2023 Plan		October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2023	$108	$—	$1	$5	$1	$4	$119
Restructuring charges	—	—	—	—	3	—	3
Cash payments	(104)	—	(1)	(1)	(4)	—	(110)
Adjustments	(1)	—	—	(1)	—	—	(2)
Accrual balances at December 29, 2023	$3	$—	$—	$3	$—	$4	$10
Total costs incurred inception to date as of December 29, 2023	$144	$3	$104	$5	$66	$13	$335
Total expected charges to be incurred as of December 29, 2023	$—	$—	$—	$—	$—	$—	$—
Of the accrued restructuring balance of $10 million at December 29, 2023, $9 million was included in Accrued expenses and $1 million was included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets. Of the accrued restructuring balance of $119 million at June 30, 2023, $117 million was included in Accrued expenses and $2 million was included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements as a result of the repayment of Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows during the six months ended December 29, 2023. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain recognized from termination of interest rate swap in the Condensed Consolidated Statements of Operations during the six months ended December 29, 2023. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Condensed Consolidated Statements of Operations. Refer to “Note 3. Debt” for more details.
As of December 29, 2023, the Company does not have any interest rate swap contracts.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The net unrealized gain on cash flow hedges was $4 million as of December 29, 2023, all of which is expected to be reclassified to earnings within twelve months. The net unrealized gain on cash flow hedges was $12 million as of June 30, 2023.
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
The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Operations for the three and six months ended December 29, 2023:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$6	$—
Total return swap	Operating expenses	(13)	(16)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing(1)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$13	$6	Cost of revenue	$(5)	$(6)	Other, net	$1	$1
Interest rate swap	—	(15)	Interest expense	—	11	Net gain recognized from termination of interest rate swap	—	104
(1)The net gain recognized into earnings as a result of the discontinuance of interest rate swap during the six months ended December 29, 2023.
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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 29, 2023 and June 30, 2023. All of the foreign currency forward exchange contracts mature within 12 months:

	As of December 29, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$126	$102
Thai Baht	95	16
Chinese Renminbi	40	19
British Pound Sterling	38	7
Total	$299	$144

	As of June 30, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$195	$161
Thai Baht	129	16
Chinese Renminbi	64	12
British Pound Sterling	57	8
Total	$445	$197
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of December 29, 2023, the notional investments underlying the TRS amounted to $107 million. This contract, which settles monthly and matures in January 2024, effectively mitigates counterparty risk. Currently, the Company is renegotiating the contract's maturity terms without altering other aspects. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 29, 2023 and June 30, 2023:

	As of December 29, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	—
Total derivatives		$6		$(1)

	As of June 30, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(10)
Interest rate swap	Other current assets	20	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$23		$(11)
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

	December 29, 2023				June 30, 2023
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$89	$—	$—	$89	$72	$—	$—	$72
Total cash equivalents	89	—	—	89	72	—	—	72
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	15	15	—	—	16	16
Derivative assets	—	6	—	6	—	23	—	23
Total assets	$90	$7	$15	$112	$73	$24	$16	$113
Liabilities:
Derivative liabilities	$—	$1	$—	$1	$—	$11	$—	$11
Total liabilities	$—	$1	$—	$1	$—	$11	$—	$11

	December 29, 2023				June 30, 2023
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$89	$—	$—	$89	$72	$—	$—	$72
Other current assets	1	7	—	8	1	24	—	25
Other assets, net	—	—	15	15	—	—	16	16
Total assets	$90	$7	$15	$112	$73	$24	$16	$113
Liabilities:
Accrued expenses	$—	$1	$—	$1	$—	$11	$—	$11
Total liabilities	$—	$1	$—	$1	$—	$11	$—	$11

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.
The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 29, 2023, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts, interest rate swaps and the TRS. The Company recognizes derivative financial instruments in its Condensed Consolidated Financial Statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company recorded a net loss of $29 million for the three and six months ended December 29, 2023, which included $25 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded an immaterial gain and a net loss of $3 million for the three and six months ended December 30, 2022, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $26 million and $55 million as of December 29, 2023 and June 30, 2023, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded a net loss of $14 million for the three and six months ended December 29, 2023, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded an immaterial loss and a net gain of $3 million for the three and six months ended December 30, 2022, respectively, related to downward and upward adjustments due to observable price changes. As of December 29, 2023 and June 30, 2023, the carrying value of the Company’s strategic investments under the measurement alternative was $75 million and $88 million, respectively.

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

	December 29, 2023		June 30, 2023
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	$479	$476	$479	$472
4.875% Senior Notes due June 2027	504	496	504	484
3.50% Senior Notes due June 2028	1,500	1,812	—	—
4.091% Senior Notes due June 2029	469	457	465	436
3.125% Senior Notes due July 2029	163	136	163	126
8.25% Senior Notes due December 2029	500	539	500	522
4.125% Senior Notes due January 2031	275	247	275	227
3.375% Senior Notes due July 2031	72	57	72	53
8.50% Senior Notes due July 2031	500	545	500	524
9.625% Senior Notes due December 2032	750	859	750	830
5.75% Senior Notes due December 2034	489	470	489	438
SOFR Based Term Loan A1 due September 2025	—	—	430	426
SOFR Based Term Loan A2 due July 2027	—	—	430	420
SOFR Based Term Loan A3 due July 2027	—	—	430	413
	$5,701	$6,094	$5,487	$5,371
Less: unamortized debt issuance costs	(32)	—	(36)	—
Debt, net of debt issuance costs	$5,669	$6,094	$5,451	$5,371
Less: current portion of debt, net of debt issuance costs	—	—	(63)	(62)
Long-term debt, less current portion, net of debt issuance costs	$5,669	$6,094	$5,388	$5,309
8.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 209,504,857 shares were outstanding as of December 29, 2023, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 29, 2023.
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
As of December 29, 2023, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The following table sets forth information with respect to repurchases of the Company’s ordinary shares during the six months ended December 29, 2023:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Tax withholding related to vesting of equity awards	—	$28
Total	—	$28
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenues by Channel
OEMs	$1,140	$1,365	$2,172	$2,910
Distributors	218	297	484	596
Retailers	197	225	353	416
Total	$1,555	$1,887	$3,009	$3,922
Revenues by Geography(1)
Asia Pacific	$777	$760	$1,588	$1,561
Americas	544	853	999	1,789
EMEA	234	274	422	572
Total	$1,555	$1,887	$3,009	$3,922
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended December 29, 2023 and December 30, 2022 were as follows:

	For the Six Months Ended
(Dollars in millions)	December 29, 2023	December 30, 2022
Balance, beginning of period	$168	$148
Warranties issued	27	27
Repairs and replacements	(40)	(48)
Changes in liability for pre-existing warranties, including expirations	12	26
Balance, end of period	$167	$153
11.Loss Per Share
Basic (loss) earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and performance-based share units and shares to be purchased under the Employee Stock Purchase Plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net loss per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Numerator:
Net loss	$(19)	$(33)	$(203)	$(4)
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net loss per share	209	206	209	207
Weighted-average effect of dilutive securities:
Employee equity award plans	—	—	—	—
Total shares for purposes of calculating diluted net loss per share	209	206	209	207
Net loss per share:
Basic	$(0.09)	$(0.16)	$(0.97)	$(0.02)
Diluted	$(0.09)	$(0.16)	$(0.97)	$(0.02)
For the three and six months ended December 29, 2023, the Company recorded a net loss, and as such, all potentially dilutive securities related to the employee equity award plans have been excluded for those periods as including them would be anti-dilutive. The weighted average anti-dilutive shares that were excluded from the computation of diluted net loss per share were 6 million for both the three and six months ended December 29, 2023, respectively, and were 2 million for both the three and six months ended December 30, 2022, respectively.

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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods,” seeking damages as well as additional relief. The district court entered judgement in favor of Seagate on April 19, 2022, following a jury trial. The parties filed post-trial motions with the district court, which were denied. An appeal to the Federal Circuit is pending. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendant misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies and additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment Regarding Foreign Commerce and on October 14, 2022, the Seagate Entities filed their corresponding opposition. On May 15, 2023, the court issued a ruling that Seagate’s antitrust claims can proceed as to suspension assemblies that enter the United States but not as to suspension assembles that do not enter the United States. On July 28, 2023, the judge initiated a reconsideration of this ruling and requested further briefing. On November 17, 2023, the Court granted NHK’s Motion for Partial Summary Judgment regarding the Foreign Trade Antitrust Improvements Act (“FTAIA”) and denied Seagate’s Motion for Leave to Amend the Complaint. Seagate plans to appeal the Court’s ruling and filed a motion on December 15, 2023 for the Court to certify interlocutory review of its ruling. A trial date has not been set.
In re Seagate Technology Holdings plc Securities Litigation. A putative class action lawsuit alleging violations of the federal securities laws, UA Local 38 Defined Contribution Pension Plan, et al. v. Seagate Technology Holdings PLC, et al., was filed on July 10, 2023, in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The complaint alleged that it was a securities class action on behalf of all purchasers of Seagate common stock between September 15, 2020 and October 25, 2022, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5-1. The complaint sought unspecified monetary damages and other relief. A second action, Public Employees’ Retirement System of Mississippi v. Seagate Technology Holdings plc, William David Mosley, and Gianluca Romano, was filed on July 26, 2023, asserting similar claims. The cases were consolidated on September 25, 2023. On October 19, 2023, plaintiffs filed an amended complaint asserting similar claims with a putative class period of September 14, 2020 through April 19, 2023. The Company, on behalf of all defendants, filed a motion to dismiss the amended complaint, which is currently pending before the court. The Company believes that the asserted claims are without merit and intends to vigorously defend the case.

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
While Seagate believed that it complied with all relevant export control laws at the time it made the hard disk drive sales at issue, Seagate determined that engaging with BIS and settling this matter was in the best interest of the Company, its customers, and its shareholders. In determining to engage with BIS and resolve this matter through a settlement agreement, the Company considered a number of factors, including the risks and cost of protracted litigation involving the U.S. government, and the size of the potential penalty and the Company’s desire to focus on current business challenges and long-term business strategy. The Settlement Agreement includes a finding that the Company incorrectly interpreted the regulation at issue to require evaluation of only the last stage of Seagate’s hard disk drive manufacturing process rather than the entire process. As part of this settlement, Seagate has agreed not to contest BIS’ determination that the sales in question did not comply with the U.S. EAR.

The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $225 million were included in Accrued expense and Other non-current liabilities, respectively, on its Condensed Consolidated Balance Sheets as of December 29, 2023. During the December 2023 quarter, $15 million was paid and reported as an outflow from operating activities on its Condensed Consolidated Statements of Cash Flows.
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
13.Commitments
Unconditional Long-Term Purchase Obligations. As of December 29, 2023, the Company had unconditional long-term purchase obligations of approximately $2.6 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $146 million, $218 million, $1.5 billion and $744 million for fiscal years 2025, 2026, 2027 and 2028, respectively.
The Company recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. During the three and six months ended December 29, 2023, the Company recorded $4 million credits to order cancellation fees and $114 million order cancellation fees, respectively, which were reflected under Cost of revenue on its Condensed Consolidated Statements of Operations. As of December 29, 2023, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $144 million, with $127 million in Accrued expenses and $17 million in Accounts payable, all of which is expected to be paid within one year.
14. Subsequent Events
Dividend Declared
On January 24, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.70 per share, which will be payable on April 4, 2024 to shareholders of record as of the close of business on March 21, 2024.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended December 29, 2023, September 29, 2023 and December 30, 2022, referred to herein as the “December 2023 quarter”, the “September 2023 quarter” and the “December 2022 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2023 quarter, September 2023 quarter and December 2022 quarter were each 13 weeks.
You should read this discussion in conjunction with financial information and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology Holdings plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the December 2023 quarter. Highlights of events in the December 2023 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the December 2023 quarter to the September 2023 quarter and the December 2022 quarter.
•Liquidity and Capital Resources. Analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including potential sources of liquidity, material cash requirements and their general purpose.
•Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization.”
Overview of the December 2023 quarter
During the December 2023 quarter, we shipped 95 exabytes of HDD storage capacity. We generated revenue of approximately $1.6 billion with a gross margin of 23%. Our operating cash flow was $169 million and we paid $146 million in dividends. Additionally, we recorded a net loss of $43 million from equity investments and recognized a gain of $30 million from the sale and leaseback of certain property.

Recent Developments, Economic Conditions and Challenges
During the December 2023 quarter, we experienced gradual recovery within the U.S. cloud market, reflecting progress in customer inventory adjustments along with more stable end-market demand, although the data storage industry and our business continued to be impacted by macroeconomic headwinds. As a result of these market dynamics, we continued to execute cost discipline, manage our factory production levels in light of the lower demand and implement pricing actions to improve operational efficiencies and profitability. We expect the dynamic macroeconomic environment will continue to moderate our business and results of operations in what we believe is the early stage of industry-wide demand recovery.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenue	$1,555	$1,454	$1,887	$3,009	$3,922
Cost of revenue	1,193	1,305	1,641	2,498	3,194
Gross profit	362	149	246	511	728
Product development	161	171	200	332	434
Marketing and administrative	108	105	125	213	254
Amortization of intangibles	—	—	—	—	3
Restructuring and other, net	(31)	2	81	(29)	90
Income (loss) from operations	124	(129)	(160)	(5)	(53)
Other (expense) income, net	(128)	(18)	122	(146)	42
Loss before income taxes	(4)	(147)	(38)	(151)	(11)
Provision for (Benefit from) income taxes	15	37	(5)	52	(7)
Net loss	$(19)	$(184)	$(33)	$(203)	$(4)

	For the Three Months Ended			For the Six Months Ended
	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenue	100%	100%	100%	100%	100%
Cost of revenue	77	90	87	83	81
Gross margin	23	10	13	17	19
Product development	10	12	11	11	11
Marketing and administrative	7	7	7	7	7
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	(2)	—	4	(1)	2
Operating margin	8	(9)	(9)	—	(1)
Other (expense) income, net	(8)	(1)	6	(5)	1
Loss before income taxes	—	(10)	(3)	(5)	—
Provision for income taxes	1	3	—	2	—
Net loss	(1%)	(13%)	(3%)	(7%)	—%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market, and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Six Months Ended
	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenues by Channel (%)
OEMs	73%	71%	72%	72%	74%
Distributors	14%	18%	16%	16%	15%
Retailers	13%	11%	12%	12%	11%
Revenues by Geography (%) (1)
Asia Pacific	50%	56%	40%	53%	40%
Americas	35%	31%	45%	33%	46%
EMEA	15%	13%	15%	14%	14%
Revenues by Market (%)
Mass capacity	68%	70%	66%	69%	67%
Legacy	21%	19%	22%	20%	21%
Other	11%	11%	12%	11%	12%

HDD Exabytes Shipped by Market
Mass capacity	83	79	97	162	201
Legacy	12	11	16	23	30
Total	95	90	113	185	231

HDD Price per Terabyte	$14	$14	$15	$14	$15
______________________________
(1) Revenue is attributed to geography based on bill from locations.
Revenue in the December 2023 quarter increased by $101 million compared to the September 2023 quarter, primarily due to an increase in mass capacity and legacy storage exabytes shipped, as we experienced gradual recovery within the U.S. cloud market and positive seasonality within the consumer market.
Revenue for the three and six months ended December 29, 2023 decreased by $332 million and $913 million from the three and six months ended December 30, 2022, respectively, primarily due to a decrease in exabytes shipped, reflecting broad-based demand slowdown resulting from weaker macroeconomic conditions.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 18% of gross revenue for the December 2023 quarter, 20% for the September 2023 quarter and 17% for the December 2022 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 3% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Cost of revenue	$1,193	$1,305	$1,641	$2,498	$3,194
Gross profit	362	149	246	511	728
Gross margin	23%	10%	13%	17%	19%

Gross margin for the December 2023 quarter increased compared to the September 2023 quarter, primarily driven by $118 million of order cancellation fees for the September 2023 quarter that did not recur, a $23 million reduction in factory underutilization charges, a $20 million decrease in depreciation expense due to the extension of useful lives of certain manufacturing equipment, $13 million of accelerated depreciation expense for certain capital equipment that did not recur, and favorable pricing actions undertaken by the Company.
Gross margin for the December 2023 quarter increased compared to the December 2022 quarter, primarily driven by $108 million of order cancellation fees for the December 2022 quarter that did not recur, a $43 million reduction in factory underutilization charges which included the decrease in depreciation expense due to the extension of useful lives of certain manufacturing equipment, and $39 million of accelerated depreciation expense for certain capital equipment that did not recur.
Gross margin for the six months ended December 29, 2023 decreased compared to the six months ended December 30, 2022 primarily driven by an increase of $6 million in order cancellation fees and less favorable product mix, partially offset by a $40 million reduction in factory underutilization charges which included the decrease in depreciation expense due to the extension of useful lives of certain manufacturing equipment, a decrease of $26 million in accelerated depreciation expense for certain capital equipment, and pandemic-related lockdown in one of our factories in fiscal year 2023 that did not recur.
In the December 2023 quarter, total warranty cost was 0.8% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.1% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.9%, 0.9% and 0.7% of revenue for the December 2023 quarter, September 2023 quarter and December 2022 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Product development	161	$171	$200	$332	$434
Marketing and administrative	108	105	125	213	254
Amortization of intangibles	—	—	—	—	3
Restructuring and other, net	(31)	2	81	(29)	90
Operating expenses	$238	$278	$406	$516	$781
Product development expense. Product development expenses decreased by $10 million in the December 2023 quarter compared to the September 2023 quarter, primarily due to a $7 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans.
Product development expenses decreased by $39 million in the December 2023 quarter compared to the December 2022 quarter, primarily due to a $36 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction and an $8 million decrease in depreciation expense, partially offset by $7 million increase in lease expense as we sold and leased back certain properties.
Product development expenses decreased by $102 million for the six months ended December 29, 2023 compared to the six months ended December 30, 2022, primarily due to a $75 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction and a $37 million decrease in depreciation expense, partially offset by a $13 million increase in lease expense as we sold and leased back certain properties.
Marketing and administrative expense. Marketing and administrative expenses increased by $3 million in the December 2023 quarter compared to the September 2023 quarter primarily due to a $2 million increase in advertising costs and a $1 million increase in compensation and other employee benefits due to the completion of the temporary salary reduction during the December 2023 quarter.
Marketing and administrative expenses decreased by $17 million in the December 2023 quarter compared to the December 2022 quarter primarily due to a $23 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction and a $3 million decrease in advertising costs, partially offset by a $7 million recovery in the December 2022 quarter of an accounts receivable previously written off in prior years.

Marketing and administrative expenses decreased by $41 million for the six months ended December 29, 2023 compared to the six months ended December 30, 2022 primarily due to a $26 million decrease in compensation and other employee benefits from the reduction in headcount as a result of our restructuring plans and temporary salary reduction, a $9 million decrease in advertising costs, an $8 million decrease in outside services expense, a $5 million decrease in legal costs and a $4 million decrease in travel expenses, partially offset by a $7 million recovery in the December 2022 quarter of an accounts receivable previously written off in prior years.
Restructuring and other, net. Restructuring and other, net for the three and six months ended December 29, 2023 was a $31 million benefit and $29 million benefit, respectively, primarily due to the net gain of $30 million from the sale and leaseback transaction during the December 2023 quarter.
Other (Expense) Income, Net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Other (Expense) Income, net	$(128)	$(18)	$122	$(146)	$42
Other (expense) income, net. Other expense increased by $110 million for the December 2023 quarter compared to the September 2023 quarter primarily due to $104 million of net gain recognized from the termination of interest rate swaps associated with the repayment of term loans in the September 2023 quarter, partially offset by $29 million of net loss recognized from early redemption of debt in the September 2023 quarter and $43 million of net loss from equity investments in the December 2023 quarter.
Other expense increased by $250 million for the December 2023 quarter compared to the December 2022 quarter primarily due to $204 million of net gain recognized from the early redemption of debt in the December 2022 quarter and $43 million of net loss from equity investments in the December 2023 quarter.
Other expense increased by $188 million for the six months ended December 2023 compared to the six months ended December 2022 primarily due to $204 million of net gain recognized from the early redemption of debt in the six months ended December 2022, a $43 million net loss from equity investments and a $29 million net loss recognized from early redemption of debt in the six months ended December 2023 and a $20 million increase in interest expense. The increase is partially offset by $104 million of net gain recognized from the termination of interest rate swaps associated with the repayment of term loans in the six months ended December 2023.
Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 29, 2023	September 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Provision for (benefit from) income taxes	$15	$37	$(5)	$52	$(7)
We recorded income tax provisions of $15 million and $52 million for the three and six months ended December 29, 2023, respectively. The discrete items in the income tax provision were not material for the three months ended December 29, 2023. The income tax provision for the six months ended December 29, 2023 included approximately $36 million of net discrete expense, primarily associated with an increase in our valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by net excess tax benefits related to share-based compensation expense. Additional guidance issued by the U.S. Treasury Department in December 2023 did not result in any impacts. We will have income taxes payable based on profits generated in various jurisdictions.
During the six months ended December 29, 2023, our unrecognized tax benefits, excluding interest and penalties decreased by approximately $8 million to $108 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. We do not expect material changes to our unrecognized tax benefits in the next twelve months beginning December 30, 2023.
We recorded income tax benefits of $5 million and $7 million for the three and six months ended December 30, 2022, respectively. The discrete items in the income tax benefit were not material for the three months ended December 30, 2022. The income tax benefit for the six months ended December 30, 2022 included approximately $5 million of net discrete tax benefit, primarily associated with excess tax benefits related to share-based compensation expense.

Our income tax provision recorded for the three and six months ended December 29, 2023 and December 30, 2022 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) increases in valuation allowance, and/or (iii) the generation of research credits during the current fiscal year.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of December 29, 2023. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

(Dollars in millions)	December 29, 2023	June 30, 2023	Change
Cash and cash equivalents	$787	$786	$1
Our cash and cash equivalents as of December 29, 2023 increased by $1 million from June 30, 2023 primarily as a result of net cash of $296 million provided by operating activities and net proceeds of $1.5 billion from the issuance of exchangeable senior notes, partially offset by $1.3 billion redemption of term loans, dividends paid to our shareholders of $291 million, $128 million debt fees relating to issuance of long-term exchangeable debt and capped call transaction and payments for capital expenditures of $140 million.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended December 29, 2023 was $296 million and includes the effects of net loss adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $150 million in accounts receivable, primarily due to lower revenue and higher accounts receivable factoring;
•a decrease of $87 million in inventories, primarily due to a decrease in units built to align with the prevailing demand environment;
•an increase of $54 million in accounts payable, primarily due to timing of payments; and
•an increase of $25 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $28 million in accrued expenses primarily due to restructuring activities and BIS settlement penalty payment; and
•a decrease of $14 million in accrued employee compensation, primarily due to timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended December 29, 2023 was $105 million, primarily attributable to payments of $140 million for the purchase of property, equipment and leasehold improvements, offset by proceeds of $35 million from the sale of assets, which included $34 million from the sale and leaseback transaction during the December 2023 quarter.

Cash Used in Financing Activities
Net cash used in financing activities of $191 million for the six months ended December 29, 2023 was primarily attributable to the following activities:
•$1.3 billion redemption of term loans;
•$291 million in dividend payments;
•$128 million debt fees relating to issuance of long-term debt and capped call transaction; and
•$28 million taxes paid related to net share settlement of equity awards; partially offset by
•$1.5 billion in net proceeds from the issuance of 2028 Notes and
•$44 million proceeds from issuance of ordinary shares under employee stock purchase plans.
Liquidity Sources
Our primary sources of liquidity as of December 29, 2023 consist of: (1) approximately $787 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under the revolving credit facility of the Credit Agreement (the “Revolving Credit Facility”).
As of December 29, 2023, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of December 29, 2023, the existing Credit Agreement includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. The interest coverage ratio and total net leverage ratio covenants did not apply for the fiscal quarter ended December 29, 2023 and will not apply for the fiscal quarter ending March 29, 2024. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for details of the financial covenants which will apply for the fiscal quarter ending June 28, 2024 and thereafter.
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
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness and to fund our quarterly dividend and any future strategic investments. As of December 29, 2023, our contractual cash requirements have not changed materially since our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, except for the purchase obligations and long-term debt obligations.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of December 29, 2023, we had unconditional purchase obligations of approximately $3.7 billion primarily related to purchases of inventory components with our suppliers. We expect $1.1 billion of these short-term commitments to be paid within one year and expect $2.6 billion of these long-term commitments to be paid thereafter.
The Company recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. During the six months ended December 29, 2023, we recorded order cancellation fees of $114 million, which were reflected under Cost of revenue on our Condensed Consolidated Statements of Operations. As of December 29, 2023, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $144 million, with $127 million in Accrued expenses and $17 million in Accounts payable, all of which is expected to be paid within one year.

Long-term debt and interest payments on debt
On September 13, 2023, we issued the 2028 Notes of $1.5 billion and repaid Term Loans A1, A2 and A3 of $1.3 billion. The exchange was accounted for as a debt extinguishment and resulted in a net loss of $29 million for the six months ended December 29, 2023.
As of December 29, 2023, the future principal payment obligation on our long-term debt was $5.7 billion, which will mature in more than one year. As of December 29, 2023, future interest payments on this outstanding debt are estimated to be approximately $2.2 billion, of which $325 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million in the quarter ended March 31, 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $225 million thereafter. Refer to “Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” for more details.
Restructuring
During the six months ended December 29, 2023, we made cash payments of $110 million related to the workforce reduction costs under the restructuring plans.
As of December 29, 2023, the future cash payments related to our remaining active restructuring plans were $10 million, of which $9 million is expected to be paid within one year.
Dividends
During the December 2023 quarter, we declared dividends of $0.70 per share, totaling $147 million, which was paid on January 9, 2024. On January 24, 2024, we declared a quarterly cash dividend of $0.70 per share, payable on April 4, 2024 to shareholders of record at the close of business on March 21, 2024. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of December 29, 2023, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of December 29, 2023, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of December 29, 2023.
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
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2023:

	Fiscal Years Ended						Total	Fair Value at December 29, 2023
(Dollars in millions, except percentages)	2024	2025	2026	2027	2028	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$91	$—	$—	$—	$—	$—	$91	$91
Average interest rate	5.37%						5.37%
Other debt securities
Fixed rate	$—	$—	$15	$—	$—	$—	$15	$15
Debt
Fixed rate	$—	$479	$—	$505	$1,500	$3,245	$5,729	$6,094
Average interest rate	—%	4.75%	—%	4.88%	3.50%	6.88%	5.64%
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

We recognized a net loss of $5 million in Cost of revenue related to the de-designation on discontinued cash flow hedges during the three months ended December 29, 2023. We recognized a net loss of $6 million, a net gain of $11 million and a net gain of $104 million in Cost of revenue, Interest expense and Net gain recognized from termination of interest rate swap, respectively, related to the de-designation on discontinued cash flow hedges during the six months ended December 29, 2023.
The table below provides information as of December 29, 2023 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates:

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$228	$1.32	$2
Thai Baht	111	$34.28	2
Chinese Renminbi	59	$6.93	(1)
British Pound Sterling	45	$0.80	2
Total	$443		$5
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 29, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended December 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•We have been adversely affected by reduced, delayed, loss of or canceled purchases by one or more of our key customers, including large hyperscale data center companies and CSPs.
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
•We may not be able to execute acquisitions, divestitures and other significant transactions successfully and we may have difficulty or fail to successfully integrate acquired companies.
Risks Associated with Supply and Manufacturing
•Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, may affect our production and development of products and may harm our operating results.
•We have cancelled purchase commitments with suppliers and incurred costs associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may seek to cancel or may otherwise not meet our purchase commitments to certain suppliers in the future, which could result in penalties, disputes, litigation, increased manufacturing costs or excess inventory.
•Due to the complexity of our products, some defects may only become detectable after deployment, which may lead to increased costs and adversely affect our operating results.

Risks Related to Human Capital and Corporate Responsibility
•The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
•We are subject to risks related to corporate and social responsibility that could adversely affect our reputation and performance.
Risks Related to Financial Performance or General Economic Conditions
•Changes in the macroeconomic environment have impacted and may continue to negatively impact our results of operations.
•We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness and continuing to declare our quarterly dividend.
•Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.
•Any cost reduction initiatives that we undertake may not deliver the results we expected and these actions may adversely affect our business.
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
•We must successfully implement our new global enterprise resource planning system and maintain and upgrade our information technology (“IT”) systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We may face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share, revenue and results of operations in the future may be adversely affected if we fail to:
•develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts or we are unable to execute these matters successfully;
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
When we develop new products with higher capacity and more advanced technology, our results of operations may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products experience increases in failure rates, are of low quality or are not reliable, customers may reduce their purchases of our products, our factory utilization may decrease and our manufacturing rework and scrap costs, along with our service and warranty costs may increase. In addition, a decline in the reliability of our products may make it more difficult for us to effectively compete with our competitors.
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
The markets for our data storage products are characterized by technological change, which is driven in part by the adoption of new industry standards. These standards provide mechanisms to ensure technology component interoperability but they also hinder our ability to innovate or differentiate our products. When this occurs, our products may be considered commodities, which could result in downward pressure on prices.
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
We have been adversely affected by reduced, delayed, loss of or canceled purchases by one or more of our key customers, including large hyperscale data center companies and CSPs.
Some of our key customers, such as OEM customers, including large hyperscale data center companies and CSPs, account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers such as due to export regulations, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be difficult or costly for us to attract new key customers. Additionally, our customers’ demand for our products may fluctuate due to factors beyond our control. If any of our key customers unexpectedly reduce, delay or cancel orders, our revenues and results of operations may be materially adversely affected.
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
Our results of operations are highly dependent on strong cloud, enterprise and consumer spending and the resulting demand for our products. Reduced demand, particularly from our key cloud and enterprise customers as a result of a significant change in macroeconomic conditions or other factors may result in a significant reduction or cancellation of their purchases from us which can and have materially adversely impacted our business and financial condition.
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could in the future result in adverse material effects on our financial condition and results of operations. For example, due to customer inventory adjustments, we have experienced a slowdown in demand for our products, particularly in the mass capacity markets. These reductions in demand have required us to significantly reduce manufacturing production plans and recognize factory underutilization charges. We expect these factors will continue to impact our business and results of operations over the near term.
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
•growing demand for data storage caused by the increasing use of artificial intelligence technologies;
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
Our sales cycle for nearline storage solutions could exceed one year and could be unpredictable, depending on the time required for developing, testing and evaluating our products before deployment, the size of deployment, and the complexity of system configuration necessary for development. Additionally, our nearline storage solutions are subject to variability of sales primarily due to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in excess inventory and associated inventory reserves or write-downs, which could harm our business, financial condition and results of operations.
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
We have made and continue to make investments to grow our systems, SSD and Lyve platform revenues. Our ability to grow our systems, SSD and Lyve revenues is subject to the following risks:
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
Prices for our products are denominated predominantly in dollars, even when sold to customers located outside the United States. An increase in the value of the dollar could increase the real cost to our customers in those markets outside of the United States where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts from time to time, which could be designated as cash flow hedges or not designated as hedging instruments. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some countries. Volatility in fuel costs, political instability or constraints and increases in the costs of air transportation may lead us to develop alternative shipment methods, which could disrupt our ability to receive raw materials, or ship finished products, and as a result our business and results of operations may be harmed.
If we do not control our costs, we will not be able to compete effectively and our financial condition may be adversely impacted.
We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while controlling expenses. Because of our vertical design and manufacturing strategy, our operations have higher costs that are fixed or difficult to reduce in the short-term, including our costs related to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long-term demand for our products, we could be required to write off inventory or record excess capacity charges, which could negatively impact our gross margin and financial results. If we do not control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, restructuring efforts, asset write-offs and efforts to increase automation. Our restructuring efforts and other measures to reduce costs may not yield the intended benefits and may be unsuccessful or disruptive to our business operations, which may materially adversely affect our financial results.
We may not be able to execute acquisitions, divestitures and other significant transactions successfully and we may have difficulty or fail to successfully integrate acquired companies.
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business. Risks associated with these transactions may include:
•not fully realizing the anticipated profits or other benefits of any particular transaction in the timeframe we expected or at all due to competition, market trends, additional costs or investments, the actions of advisors, suppliers or other third parties, or other factors;
•certain transactions have resulted, and in the future may result, in significant costs and expenses;
•failing to identify significant issues with the target during the due diligence process that result in significant liabilities;
•issuing common stock (potentially creating dilution) or incurring additional debt in order to finance a transaction, which financings may not be available to us on terms acceptable to us or at all;

•an adverse impact on our effective tax rate;
•acquiring a target with differing or inadequate privacy, data protection, and cybersecurity controls; and
•litigation.
In addition, if we fail to identify and complete such transactions and successfully integrate acquired businesses that further our strategic objectives, we may be required to expend additional resources to develop products, services and technology internally, which may put us at a competitive disadvantage. Integrations could significantly disrupt our business and the acquired business as they are often time-consuming and expensive and involve significant challenges, including successfully combining product and service offerings, entering or expanding markets, and retaining and integrating key employees, customers, distributors, facilities, technologies, and business systems, among other challenges. Furthermore, if there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, including impairment charges.
In the case of a divestiture, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience fewer benefits than expected, and the impact of the divestiture on our revenue growth may be larger than projected.
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
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures from the current macroeconomic conditions or changes to such conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions, such as severe weather, local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate, which may have a material impact on the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position.
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

We cannot assure you that we will be able to obtain critical components in a timely and economic manner. In addition, from time to time, some of our suppliers’ manufacturing facilities may be fully utilized. If they fail to invest in additional capacity or deliver components in the required timeframe, such failure would have an impact on our ability to ramp new products, and may result in a loss of revenue or market share if our competitors did not utilize the same components and were not affected. Further, if our customers experience shortages of components or materials used in their products it could result in a decrease in demand for our products and have an adverse effect on our results of operations.
We have cancelled purchase commitments with suppliers and incurred costs associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may seek to cancel or may otherwise not meet our purchase commitments to certain suppliers in the future, which could result in penalties, disputes, litigation, increased manufacturing costs or excess inventory.
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In the September and December 2023 quarters, due to changes in forecasted demand we cancelled certain purchase commitments and incurred associated fees, as well as sought to reduce or otherwise modify purchase commitments with other suppliers. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may seek to cancel or modify or may otherwise not meet our additional purchase commitments with certain suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or make penalty-type payments under the terms of these contracts. We have and may continue to have disputes with our suppliers regarding our purchase commitments that we may be unable to resolve, which may result in litigation that could result in adverse judgments, settlements or other litigation-related costs, as well as disruption to our supply chain and require management’s attention. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or shift output from our internal manufacturing facilities to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
Due to the complexity of our products, some defects may only become detectable after deployment, which may lead to increased costs and adversely affect our operating results.
Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Our products may contain a defect or be perceived as containing a defect by our customers as a result of improper use or maintenance. Lead times required to manufacture certain components are significant, and a quality excursion may take significant time and resources to remediate. Defects in our products, third-party components or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:
•increased costs and product delays until the complex solution level interoperability issues are resolved;
•costs associated with the remediation of any problems attributable to our products;
•loss of or delays in revenues;
•loss of customers;
•failure to achieve market acceptance and loss of market share;
•increased service and warranty costs; and
•increased insurance costs.
Defects in our products could also result in legal actions by our customers for breach of warranty, property damage, injury or death. Such legal actions, including but not limited to product liability claims, could exceed the level of insurance coverage that we have obtained. Any significant uninsured claims could significantly harm our financial condition.

RISKS RELATED TO HUMAN CAPITAL AND CORPORATE RESPONSIBILITY
The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel in many locations in which we operate, including the United States, Thailand, China, Singapore and Northern Ireland, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. The reductions in workforce, salary reductions and variability in our bonus payouts that result from our historical restructurings have also made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material adverse effect on our business, results of operations and financial condition.
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
RISKS RELATED TO FINANCIAL PERFORMANCE OR GENERAL ECONOMIC CONDITIONS
Changes in the macroeconomic environment have impacted and may continue to negatively impact our results of operations.
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material adverse effect on the demand for our products and/or result in significant changes in our product prices. Other factors that could have a material adverse effect on demand for our products, financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures.

Macroeconomic developments such as adverse economic conditions worldwide or efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions, increased tariffs between the United States and China, Mexico and other countries and the withdrawal of the United Kingdom from the EU, have and may continue to adversely impact our business. Significant inflation and related increases in interest rates, have negatively affected our business in recent quarters and could continue in the near future to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
We may not be able to generate sufficient cash flows from operations and our investments to meet our liquidity requirements, including servicing our indebtedness and continuing to declare our quarterly dividend.
We are leveraged and require significant amounts of cash to service our outstanding indebtedness. Our business may not generate sufficient cash flows to enable us to meet our liquidity requirements, including working capital, capital expenditures, product development efforts, investments, servicing our indebtedness and other general corporate requirements. Our high level of debt presents the following risks:
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
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry, and could limit our ability to borrow additional funds on satisfactory terms for operations or capital to implement our business strategies; and
•covenants in our debt agreements, including our existing Credit Agreement, limit, among other things, our ability to pay future dividends or make other restricted payments and investments and to incur additional indebtedness, which could restrict our ability to execute on our business strategy or react to the economic environment.
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
In the event the conditional exchange feature of our 2028 Notes is triggered, holders of the 2028 Notes will be entitled to exchange their 2028 Notes at any time during specified periods at their option. Pursuant to the terms of the indenture governing the 2028 Notes, if one or more holders elect to exchange their 2028 Notes, we would be required to settle the principal portion of our exchange obligation in cash, and any remainder of the exchange obligation in excess of such principal amount in cash, ordinary shares issued by us or a combination of cash and ordinary shares, at our election. Such cash payment obligations could adversely affect our liquidity. In addition, if the conditional exchange feature of our 2028 Notes is triggered, even if holders of the 2028 Notes do not elect to exchange their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such 2028 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Any cost reduction initiatives that we undertake may not deliver the results we expected and these actions may adversely affect our business.
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
Geopolitical uncertainty, terrorism, instability or war, such as the military action against Ukraine launched by Russia and the latest developments in the Middle East conflict, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.
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
We have numerous arrangements with financial institutions that subject us to counterparty default risks, including the capped call transactions, cash and investment deposits, and foreign currency forward exchange contracts and other derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will, voluntarily or involuntarily, default on its performance obligations. In times of market distress in particular, a counterparty may not comply with its contractual commitments that could then lead to it defaulting on its obligations with little or no notice to us, thereby limiting our ability to take action to lessen or cover our exposure. Additionally, our ability to mitigate our counterparty exposures could be limited by the terms of the relevant agreements or because market conditions prevent us from taking effective action. For example, our exposure to the credit risk of the option counterparties to the capped call transactions will not be secured by any collateral. If one of our counterparties, including the option counterparties to the capped call transactions, becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of any such counterparty default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition. Our exposure to counterparty risk with respect to the capped call transactions will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our ordinary shares. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our ordinary shares. We can provide no assurance as to the financial stability or viability of the option counterparties to the capped call transactions.
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
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in Asia Pacific region and other geographies that have been the recent focus of changes in U.S. export control policies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.

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
Some of our business and some of our products rely on or include software licensed from third parties, including open source licenses. We may not be able to obtain or continue to obtain licenses from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. Third-party components and technology may become obsolete, defective or incompatible with future versions of our products or services, or our relationship with the third party may deteriorate, or our agreements may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we monitor and manage our use of third-party software, including both proprietary and open source license terms to avoid subjecting our products and services to conditions we do not intend, such as the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. The terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products or services. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, financial condition, results of operations and cash flow, such as diverting resources away from our development efforts if we are required to take remedial action.
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
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage and store various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on Lyve, our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, and maintenance of data, such as damage, corruption, loss, unavailability, unauthorized acquisition and other processing, and other security risks, including risks of disruptions to our platform or security breaches and incidents impacting our digital infrastructure and data, will continue to increase.
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
We must successfully implement our new global enterprise resource planning system and maintain and upgrade our information technology (“IT”) systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
•the issuance of our ordinary shares upon exchange of some or all of our outstanding 2028 Notes for amounts in excess of the principal amount. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for details;
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the second quarter of fiscal year 2024 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.
As of December 29, 2023, $1.9 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended December 29, 2023, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 30, 2023 through October 27, 2023	—	—	—	$1,896
October 28, 2023 through November 24, 2023	—	—	—	1,895
November 25, 2023 through December 29, 2023	—	—	—	1,894
Total	—		—
_____________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by our executive officers or directors during the December 2023 quarter. The trading arrangement listed below is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Kian Fatt Chong	Senior Vice President	12/4/2023	12/4/2024	11,353
_____________________________
(1) The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	January 26, 2024	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)