Form 10-Q
period 2024-03-29
Seagate Technology Holdings plc
filed 2024-04-26
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2024, 209,988,542 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 29, 2024	June 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$795	$786
Accounts receivable, net	332	621
Inventories, net	1,191	1,140
Other current assets	297	358
Total current assets	2,615	2,905
Property, equipment and leasehold improvements, net	1,639	1,706
Goodwill	1,237	1,237
Deferred income taxes	1,052	1,117
Other assets, net	553	591
Total Assets	$7,096	$7,556
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,672	$1,603
Accrued employee compensation	75	100
Accrued warranty	78	78
Current portion of long-term debt	479	63
Accrued expenses	758	748
Total current liabilities	3,062	2,592
Long-term accrued warranty	78	90
Other non-current liabilities	653	685
Long-term debt, less current portion	5,192	5,388
Total Liabilities	8,985	8,755
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,433	7,373
Accumulated other comprehensive (loss) income	(3)	98
Accumulated deficit	(9,319)	(8,670)
Total Shareholders’ Deficit	(1,889)	(1,199)
Total Liabilities and Shareholders’ Deficit	$7,096	$7,556
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$1,655	$1,860	$4,664	$5,782

Cost of revenue	1,230	1,541	3,728	4,735
Product development	164	191	496	625
Marketing and administrative	116	123	329	377
Amortization of intangibles	—	—	—	3
BIS settlement penalty	—	300	—	300
Restructuring and other, net	2	20	(27)	110
Total operating expenses	1,512	2,175	4,526	6,150

Income (loss) from operations	143	(315)	138	(368)

Interest income	3	2	8	4
Interest expense	(82)	(81)	(250)	(229)
Net gain recognized from termination of interest rate swap	—	—	104	—
Net gain (loss) recognized from early redemption of debt	—	3	(29)	207
Other, net	(6)	(9)	(64)	(25)
Other expense, net	(85)	(85)	(231)	(43)

Income (loss) before income taxes	58	(400)	(93)	(411)
Provision for income taxes	33	33	85	26
Net income (loss)	$25	$(433)	$(178)	$(437)

Net income (loss) per share:
Basic	$0.12	$(2.09)	$(0.85)	$(2.11)
Diluted	$0.12	$(2.09)	$(0.85)	$(2.11)
Number of shares used in per share calculations:
Basic	210	207	209	207
Diluted	213	207	209	207
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income (loss)	$25	$(433)	$(178)	$(437)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(4)	(6)	(13)	45
(Gains) losses reclassified into earnings	(3)	(9)	(90)	2
Net change	(7)	(15)	(103)	47
Change in unrealized components of post-retirement plans:
Net unrealized losses arising during the period	—	—	—	—
Losses reclassified into earnings	1	—	1	1
Net change	1	—	1	1
Foreign currency translation adjustments	—	—	1	—
Total other comprehensive (loss) income, net of tax	(6)	(15)	(101)	48
Comprehensive income (loss)	$19	$(448)	$(279)	$(389)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	March 29, 2024	March 31, 2023
OPERATING ACTIVITIES
Net loss	$(178)	$(437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	201	409
Share-based compensation	89	93
Deferred income taxes	64	4
Net loss (gain) on redemption and repurchase of debt	7	(207)
Other non-cash operating activities, net	4	15
Changes in operating assets and liabilities:
Accounts receivable, net	289	538
Inventories, net	(51)	365
Accounts payable	108	(327)
Accrued employee compensation	(25)	(168)
BIS settlement penalty	(30)	—
Accrued expenses, income taxes and warranty	(20)	69
Other assets and liabilities	26	370
Net cash provided by operating activities	484	724
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(200)	(266)
Proceeds from the sale of assets	38	15
Purchases of investments	—	(1)
Proceeds from sale of investments	5	—
Net cash used in investing activities	(157)	(252)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,288)	(71)
Dividends to shareholders	(438)	(437)
Repurchases of ordinary shares	—	(408)
Taxes paid related to net share settlement of equity awards	(31)	(41)
Proceeds from issuance of long-term debt	1,500	600
Proceeds from issuance of ordinary shares under employee stock plans	66	59
Other financing activities, net	(128)	(23)
Net cash used in financing activities	(319)	(321)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1	—
Increase in cash, cash equivalents and restricted cash	9	151
Cash, cash equivalents and restricted cash at the beginning of the period	788	617
Cash, cash equivalents and restricted cash at the end of the period	$797	$768
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 29, 2024 and March 31, 2023
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 29, 2023	210	$—	$7,377	$3	$(9,194)	$(1,814)
Net income	—	—	—	—	25	25
Other comprehensive loss	—	—	—	(6)	—	(6)
Issuance of ordinary shares under employee share plans	—	—	22	—	—	22
Tax withholding related to vesting of restricted share units	—	—	—	—	(3)	(3)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(147)	(147)
Share-based compensation	—	—	34	—	—	34
Balance at March 29, 2024	210	$—	$7,433	$(3)	$(9,319)	$(1,889)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 30, 2022	206	$—	$7,281	$99	$(7,850)	$(470)
Net loss	—	—	—	—	(433)	(433)
Other comprehensive loss	—	—	—	(15)	—	(15)
Issuance of ordinary shares under employee share plans	1	—	30	—	—	30
Tax withholding related to vesting of restricted share units	—	—	—	—	(2)	(2)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(145)	(145)
Share-based compensation	—	—	31	—	—	31
Balance at March 31, 2023	207	$—	$7,342	$84	$(8,430)	$(1,004)

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended March 29, 2024 and March 31, 2023
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
Net loss	—	—	—	—	(178)	(178)
Other comprehensive loss	—	—	—	(101)	—	(101)
Issuance of ordinary shares under employee share plans	3	—	66	—	—	66
Capped calls related to the issuance of exchangeable notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	—	—	—	—	(31)	(31)
Dividends to shareholders ($2.10 per ordinary share)	—	—	—	—	(440)	(440)
Share-based compensation	—	—	89	—	—	89
Balance at March 29, 2024	210	$—	$7,433	$(3)	$(9,319)	$(1,889)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net loss	—	—	—	—	(437)	(437)
Other comprehensive income	—	—	—	48	—	48
Issuance of ordinary shares under employee share plans	3	—	59	—	—	59
Repurchases of ordinary shares	(5)	—	—	—	(400)	(400)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(41)	(41)
Dividends to shareholders ($2.10 per ordinary share)	—	—	—	—	(435)	(435)
Share-based compensation	—	—	93	—	—	93
Balance at March 31, 2023	207	$—	$7,342	$84	$(8,430)	$(1,004)
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2023 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 4, 2023. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 30, 2023, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 29, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 28, 2024.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and nine months ended March 29, 2024 and March 31, 2023 consisted of 13 and 39 weeks, respectively. Fiscal years 2024 and 2023 both comprise 52 weeks and end on June 28, 2024 and June 30, 2023, respectively. The fiscal quarters ended March 29, 2024, December 29, 2023 and March 31, 2023, are also referred to herein as the “March 2024 quarter”, the “December 2023 quarter” and the “March 2023 quarter”, respectively.
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
Other Long-Lived Assets
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. Effective from the first quarter of fiscal year 2024, the Company changed the useful lives of certain manufacturing equipment from a range of three to seven years to a range of three to ten years based on its review of technology product roadmap. The effect of this change in estimate increased the net income by approximately $30 million and $70 million for three and nine months ended March 29, 2024, respectively. Earnings per share for the three months ended March 29, 2024 increased by $0.14 and loss per share for the nine months ended March 29, 2024 decreased by $0.33.
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

2.Balance Sheet Information
Available-for-sale Debt Securities
The following table summarizes, by major type, the fair value and amortized cost of the Company’s available-for-sale debt investments as of March 29, 2024 and June 30, 2023:

	March 29, 2024			June 30, 2023
(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale debt securities:
Money market funds	$172	$—	$172	$73	$—	$73
Time deposits and certificates of deposit	1	—	1	1	—	1
Other debt securities	15	—	15	16	—	16
Total	$188	$—	$188	$90	$—	$90

Included in Cash and cash equivalents			$171			$72
Included in Other current assets			2			2
Included in Other assets, net			15			16
Total			$188			$90
As of March 29, 2024 and June 30, 2023, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of March 29, 2024 and June 30, 2023, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale debt securities as of March 29, 2024.
The fair value and amortized cost of the Company’s investments classified as available-for-sale debt securities as of March 29, 2024, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$173	$173
Due in 1 to 5 years	15	15
Total	$188	$188
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Condensed Consolidated Statements of Cash Flows:

(Dollars in millions)	March 29, 2024	June 30, 2023	March 31, 2023	July 1, 2022
Cash and cash equivalents	$795	$786	$766	$615
Restricted cash included in Other current assets	2	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$797	$788	$768	$617
Accounts receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells trade receivables to a third party for cash proceeds less a discount.

During the three and nine months ended March 29, 2024, the Company sold trade receivables without recourse for cash proceeds of $291 million and $873 million, respectively. As of March 29, 2024, the total amount that remained subject to servicing by the Company was $291 million. During the three and nine months ended March 31, 2023, the Company sold trade receivables without recourse for cash proceeds of $261 million and $672 million, respectively.
The discounts on the sale of trade receivables were not material for the three and nine months ended March 29, 2024 and March 31, 2023, respectively.
Inventories, net
The details of the inventories, net were as follows:

(Dollars in millions)	March 29, 2024	June 30, 2023
Raw materials and components	$313	$241
Work-in-process	701	682
Finished goods	177	217
Total inventories, net	$1,191	$1,140
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	March 29, 2024	June 30, 2023
Vendor receivables	$125	$167
Other current assets	172	191
Total	$297	$358
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	March 29, 2024	June 30, 2023
Property, equipment and leasehold improvements	$10,297	$10,267
Accumulated depreciation and amortization	(8,658)	(8,561)
Property, equipment and leasehold improvements, net	$1,639	$1,706
During the three months ended March 29, 2024, the Company did not record any accelerated depreciation expense. During the nine months ended March 29, 2024, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Condensed Consolidated Statements of Operations.
During the three and nine months ended March 31, 2023, the Company recognized a charge of $21 million and $82 million for the accelerated depreciation of certain fixed assets, respectively, which was recorded to Cost of revenue and Product development in the Condensed Consolidated Statements of Operations.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	March 29, 2024	June 30, 2023
Dividends payable	$147	$145
Other accrued expenses	611	603
Total	$758	$748

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2023	$103	$(4)	$(1)	$98
Other comprehensive (loss) income before reclassifications	(13)	—	1	(12)
Amounts reclassified from AOCI	(90)	1	—	(89)
Other comprehensive (loss) income	(103)	1	1	(101)
Balance at March 29, 2024	$—	$(3)	$—	$(3)

Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	45	—	—	45
Amounts reclassified from AOCI	2	1	—	3
Other comprehensive income	47	1	—	48
Balance at March 31, 2023	$98	$(13)	$(1)	$84

3.Debt
The following table provides details of the Company’s debt as of March 29, 2024 and June 30, 2023:

(Dollars in millions)	March 29, 2024	June 30, 2023
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	$479	$479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	505	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	469	465
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	—
Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	—	430
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
	5,702	5,487
Less: unamortized debt issuance costs	(31)	(36)
Debt, net of debt issuance costs	5,671	5,451
Less: current portion of long-term debt	(479)	(63)
Long-term debt, less current portion	$5,192	$5,388

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
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net gain (loss) recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 29, 2024. In connection with the repayment of Term Loans, the Company terminated its interest rate swap agreements. Refer to “Note 6. Derivative Financial Instruments” for more details.
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
As of March 29, 2024, the 2028 Notes were not exchangeable and the aggregate if-converted value of the 2028 Notes exceeded their aggregate principal amount by approximately $100 million. Refer to “Note 11. Net Income (Loss) Per Share” for the potential dilutive impact of the 2028 Notes.
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The cap price of the capped call transactions will initially be $107.848 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.
Credit Agreement
The credit agreement dated as of February 20, 2019, by and among, Seagate Technology Holdings plc, Seagate HDD, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (as amended from time to time, the “Credit Agreement”) includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. The maximum permitted total net leverage ratio did not apply for the fiscal quarter ended March 29, 2024. For the fiscal quarters ending June 28, 2024 until the end of the covenant relief period, which terminates on June 27, 2025, the maximum permitted total net leverage ratio is 6.75 to 1.00, and applies only to the extent that the aggregate outstanding amount of revolving loans, swing line loans and the aggregate face amount of certain letters of credit exceeds 25% of the then outstanding revolving commitments in effect (the “Testing Condition”) as of the last day of the fiscal quarter. The maximum permitted total leverage ratio for each fiscal quarter ending after June 27, 2025 is 4.00 to 1.00.

The minimum interest coverage ratio did not apply for the fiscal quarter ended March 29, 2024. For the fiscal quarters ending June 28, 2024 until June 27, 2025, the minimum interest coverage ratio is 2.25 to 1.00, and applies only to the extent that the Testing Condition is satisfied as of the last day of the fiscal quarter. The minimum interest coverage ratio is 3.25 to 1.00 for each fiscal quarter ending after June 27, 2025.
Future Principal Payments on Long-term Debt
At March 29, 2024, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Principal Amount
Remainder of 2024	$—
2025	479
2026	—
2027	505
2028	1,500
Thereafter	3,245
Total	$5,729
4.Income Taxes
The Company recorded income tax provisions of $33 million and $85 million for the three and nine months ended March 29, 2024, respectively. The discrete items in the income tax provision were not material for the three months ended March 29, 2024. The income tax provision for the nine months ended March 29, 2024 included approximately $42 million of net discrete expense, primarily associated with an increase in the Company’s valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by net excess tax benefits related to share-based compensation expense. Additional guidance issued by the Treasury department in December 2023 did not result in any impacts. The Company will have income taxes payable based on profits generated in various jurisdictions.
During the nine months ended March 29, 2024, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $6 million to $110 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning March 30, 2024.
The Company recorded income tax provisions of $33 million and $26 million for the three and nine months ended March 31, 2023, respectively. The discrete items in the income tax provisions were not material for the three and nine months ended March 31, 2023.
During the third quarter of fiscal year 2024, the Company established Singapore as its principal executive offices. The Company’s income tax provisions recorded for the three and nine months ended March 29, 2024 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of (i) earnings generated in jurisdictions that are subject to tax incentive programs, (ii) non-Singaporean earnings taxed at different rates, and (iii) changes in valuation allowance.
The Company’s income tax provisions recorded for the three and nine months ended March 31, 2023 differed from the provisions for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
5.Restructuring and Other, net
The Company recorded restructuring and other, net charge of $2 million and benefit of $27 million for the three and nine months ended March 29, 2024, respectively. The net benefit for the nine months ended March 29, 2024 was primarily due to the net gain of $30 million from the sale and leaseback of certain property during the December 2023 quarter. The net proceeds of $34 million from this transaction were recorded as an investing inflow on the Company’s Condensed Statements of Cash Flows for the nine months ended March 29, 2024.

For the three and nine months ended March 31, 2023, the Company recorded restructuring and other, net of $20 million and $110 million, respectively, on the Company’s Condensed Consolidated Statements of Operations. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits, facilities and other exit costs.
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
The following table summarizes the Company’s restructuring activities under its active restructuring plans:

	April 2023 Plan		October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual balances at June 30, 2023	$108	$—	$1	$5	$1	$4	$119
Restructuring charges	—	—	—	—	4	1	5
Cash payments	(106)	—	(1)	(3)	(4)	(1)	(115)
Adjustments	(1)	—	—	(1)	—	—	(2)
Accrual balances at March 29, 2024	$1	$—	$—	$1	$1	$4	$7
Total costs incurred inception to date as of March 29, 2024	$144	$3	$104	$5	$67	$14	$337
Total expected charges to be incurred as of March 29, 2024	$—	$—	$—	$—	$—	$—	$—
The accrued restructuring balance of $7 million at March 29, 2024 was included in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets. Of the accrued restructuring balance of $119 million at June 30, 2023, $117 million was included in Accrued expenses and $2 million was included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements as a result of the repayment of Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows during the nine months ended March 29, 2024. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain recognized from termination of interest rate swap in the Condensed Consolidated Statements of Operations during the nine months ended March 29, 2024. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Condensed Consolidated Statements of Operations. Refer to “Note 3. Debt” for more details.
As of March 29, 2024, the Company does not have any interest rate swap contracts.

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on its Condensed Consolidated Balance Sheets at fair value. The changes in the fair value of highly effective designated cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments or are not assessed to be highly effective are adjusted to fair value through earnings. The net unrealized loss on cash flow hedges was $3 million as of March 29, 2024, all of which is expected to be reclassified to earnings within twelve months. The net unrealized gain on cash flow hedges was $12 million as of June 30, 2023.
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
The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2024:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$(5)	$(5)
Total return swap	Operating expenses	6	9

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing(1)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(4)	$2	Cost of revenue	$3	$(3)	Other, net	$1	$2
Interest rate swap	—	(15)	Interest expense	—	11	Net gain recognized from termination of interest rate swap	—	104

(1)The net gain recognized into earnings as a result of the discontinuance of interest rate swap during the nine months ended March 29, 2024.
The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2023:

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
The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 29, 2024 and June 30, 2023. All of the foreign currency forward exchange contracts mature within 12 months:

	As of March 29, 2024
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$50	$115
Thai Baht	47	39
Chinese Renminbi	16	19
British Pound Sterling	16	11
Total	$129	$184

	As of June 30, 2023
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollar	$195	$161
Thai Baht	129	16
Chinese Renminbi	64	12
British Pound Sterling	57	8
Total	$445	$197
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The Company pays a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. As of March 29, 2024, the notional investments underlying the TRS amounted to $109 million. This contract, which settles monthly and effectively mitigates counterparty risk, will mature in May 2024. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 29, 2024 and June 30, 2023:

	As of March 29, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(3)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(1)
Total derivatives		$1		$(4)

	As of June 30, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(10)
Interest rate swap	Other current assets	20	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$23		$(11)
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

	March 29, 2024				June 30, 2023
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$171	$—	$—	$171	$72	$—	$—	$72
Total cash equivalents	171	—	—	171	72	—	—	72
Restricted cash and investments:
Money market funds	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	—	1	—	1	—	1	—	1
Other debt securities	—	—	15	15	—	—	16	16
Derivative assets	—	1	—	1	—	23	—	23
Total assets	$172	$2	$15	$189	$73	$24	$16	$113
Liabilities:
Derivative liabilities	$—	$(4)	$—	$(4)	$—	$11	$—	$11
Total liabilities	$—	$(4)	$—	$(4)	$—	$11	$—	$11

	March 29, 2024				June 30, 2023
	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$171	$—	$—	$171	$72	$—	$—	$72
Other current assets	1	2	—	3	1	24	—	25
Other assets, net	—	—	15	15	—	—	16	16
Total assets	$172	$2	$15	$189	$73	$24	$16	$113
Liabilities:
Accrued expenses	$—	$(4)	$—	$(4)	$—	$11	$—	$11
Total liabilities	$—	$(4)	$—	$(4)	$—	$11	$—	$11
The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries, time deposits and certificates of deposit. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair value of all of its cash equivalents. For the cash equivalents in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry-standard data providers or other third-party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 29, 2024, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its Condensed Consolidated Financial Statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.
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
For the investments that are accounted for under the equity method, the Company sold certain investments for $5 million and recorded immaterial loss for the three months ended March 29, 2024. The Company recorded a net loss of $29 million for the nine months ended March 29, 2024, which included $25 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded a net loss of $1 million and $4 million for the three and nine months ended March 31, 2023, respectively. The adjusted carrying value of the investments accounted for under the equity method amounted to $21 million and $55 million as of March 29, 2024 and June 30, 2023, respectively.
For the investments that are accounted for under the measurement alternative, the Company recorded a net loss of $14 million for the nine months ended March 29, 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded a net gain of $3 million for the nine months ended March 31, 2023, related to upward adjustments due to observable price changes. As of March 29, 2024 and June 30, 2023, the carrying value of the Company’s strategic investments under the measurement alternative was $75 million and $88 million, respectively.

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

	March 29, 2024		June 30, 2023
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	$479	$475	$479	$472
4.875% Senior Notes due June 2027	505	492	504	484
3.50% Exchangeable Senior Notes due June 2028	1,500	1,908	—	—
4.091% Senior Notes due June 2029	469	457	465	436
3.125% Senior Notes due July 2029	163	138	163	126
8.25% Senior Notes due December 2029	500	538	500	522
4.125% Senior Notes due January 2031	275	242	275	227
3.375% Senior Notes due July 2031	72	57	72	53
8.50% Senior Notes due July 2031	500	542	500	524
9.625% Senior Notes due December 2032	750	856	750	830
5.75% Senior Notes due December 2034	489	480	489	438
SOFR Based Term Loan A1 due September 2025	—	—	430	426
SOFR Based Term Loan A2 due July 2027	—	—	430	420
SOFR Based Term Loan A3 due July 2027	—	—	430	413
	$5,702	$6,185	$5,487	$5,371
Less: unamortized debt issuance costs	(31)	—	(36)	—
Debt, net of debt issuance costs	$5,671	$6,185	$5,451	$5,371
Less: current portion of debt, net of debt issuance costs	(479)	(475)	(63)	(62)
Long-term debt, less current portion, net of debt issuance costs	$5,192	$5,710	$5,388	$5,309
8.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 209,982,166 shares were outstanding as of March 29, 2024, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 29, 2024.
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
As of March 29, 2024, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The following table sets forth information with respect to repurchases of the Company’s ordinary shares during the nine months ended March 29, 2024:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Tax withholding related to vesting of equity awards	—	$31
Total	—	$31
9.Revenue
The following table provides information about disaggregated revenue by sales channel and geographical region for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues by Channel
OEMs	$1,236	$1,358	$3,408	$4,268
Distributors	252	294	736	890
Retailers	167	208	520	624
Total	$1,655	$1,860	$4,664	$5,782
Revenues by Geography(1)
Asia Pacific	$837	$774	$2,425	$2,335
Americas	618	799	1,617	2,588
EMEA	200	287	622	859
Total	$1,655	$1,860	$4,664	$5,782

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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended March 29, 2024 and March 31, 2023 were as follows:

	For the Nine Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023
Balance, beginning of period	$168	$148
Warranties issued	40	42
Repairs and replacements	(60)	(71)
Changes in liability for pre-existing warranties, including expirations	8	42
Balance, end of period	$156	$161
11.Net Income (Loss) Per Share
Basic income (loss) earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and performance-based share units and shares to be purchased under the Employee Stock Purchase Plan using the treasury stock method, as well as shares issuable in connection with the Company’s exchangeable senior notes using the “if-converted” method.
Under the treasury stock method, the dilutive effect of potentially dilutive securities is reflected in diluted net earnings per share and an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. Under the “if-converted” method, diluted earnings per share is calculated assuming that the excess value above the principal of the exchangeable notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share.
The following table sets forth the computation of basic and diluted net loss per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Numerator:
Net income (loss)	$25	$(433)	$(178)	$(437)
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	210	207	209	207
Weighted-average effect of dilutive securities:
Employee equity award plans	2	—	—	—
2028 Notes if-converted shares	1	—	—	—
Total shares for purposes of calculating diluted net income (loss) per share	213	207	209	207
Net income (loss) per share:
Basic	$0.12	$(2.09)	$(0.85)	$(2.11)
Diluted	$0.12	$(2.09)	$(0.85)	$(2.11)
The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share was not material for the three months ended March 29, 2024. All potentially dilutive securities have been excluded for the periods that the Company was in a loss position, as including them would be anti-dilutive. The weighted average anti-dilutive shares that were excluded from the computation of diluted net loss per share were 7 million for the nine months ended March 29, 2024, and 7 million for both the three and nine months ended March 31, 2023, respectively.

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
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendant misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies and additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”) against Seagate’s antitrust claims, and on October 14, 2022, the Seagate Entities filed their corresponding opposition. On May 15, 2023, the Court issued a ruling that Seagate’s antitrust claims can proceed as to suspension assemblies that enter the United States but not as to suspension assembles that do not enter the United States. On July 28, 2023, the District Court initiated a reconsideration of this ruling and requested further briefing. On November 17, 2023, the Court granted NHK’s FTAIA Motion and denied Seagate’s Motion for Leave to Amend the Complaint. Seagate plans to appeal the Court’s ruling on NHK’s FTAIA Motion to the Ninth Circuit and filed a motion on December 15, 2023 for the Court to certify the ruling for interlocutory appeal. On April 22, 2024, the District Court granted in part and denied in part Seagate’s motion to certify for interlocutory appeal the Court’s ruling on NHK’s FTAIA Motion.
In re Seagate Technology Holdings plc Securities Litigation. A putative class action lawsuit alleging violations of the federal securities laws, UA Local 38 Defined Contribution Pension Plan, et al. v. Seagate Technology Holdings PLC, et al., was filed on July 10, 2023, in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The complaint alleged that it was a securities class action on behalf of all purchasers of Seagate common stock between September 15, 2020 and October 25, 2022, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5-1. The complaint sought unspecified monetary damages and other relief. A second action, Public Employees’ Retirement System of Mississippi v. Seagate Technology Holdings plc, William David Mosley, and Gianluca Romano, was filed on July 26, 2023, asserting similar claims. The cases were consolidated on September 25, 2023. On October 19, 2023, plaintiffs filed an amended complaint asserting similar claims with a putative class period of September 14, 2020 through April 19, 2023. The Company, on behalf of all defendants, filed a motion to dismiss the amended complaint, which is currently pending before the court. A hearing regarding Seagate’s motion to dismiss occurred on March 26, 2024. The Company believes that the asserted claims are without merit and intends to vigorously defend the case.

Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in United States District Court for the District of Delaware. The complaint alleges patent infringement by Seagate of US Patent Nos. 7,884,403 (entitled, “Magnetic tunnel junction device and memory device including the same”), 8,319,263 (entitled, “Magnetic tunnel junction device”), and 11,737,372 (entitled, “Method of manufacturing a magnetoresistive random access memory (MRAM)”). IP Bridge is seeking damages as well as additional relief. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $210 million were included in Accrued expense and Other non-current liabilities, respectively, on its Condensed Consolidated Balance Sheets as of March 29, 2024. For the nine months ended March 29, 2024, $30 million was paid and reported as an outflow from operating activities on its Condensed Consolidated Statements of Cash Flows.
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
13.Commitments
Unconditional Long-Term Purchase Obligations. As of March 29, 2024, the Company had unconditional long-term purchase obligations of approximately $2.5 billion, primarily related to purchases of inventory components. The Company expects the commitment to total $79 million, $234 million, $1.5 billion and $718 million for fiscal years 2025, 2026, 2027 and 2028, respectively.
The Company recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. During the three and nine months ended March 29, 2024, the Company recorded $1 million credits to order cancellation fees and $113 million order cancellation fees, respectively, which were recorded in Cost of revenue on its Condensed Consolidated Statements of Operations. As of March 29, 2024, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $134 million, with $121 million in Accrued expenses and $13 million in Accounts payable, all of which is expected to be paid within one year.
14.Subsequent Events
Dividend Declared
On April 23, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.70 per share, which will be payable on July 5, 2024 to shareholders of record as of the close of business on June 20, 2024.
Sale of System-on-Chip (“SoC”) Operations
On April 23, 2024, the Company entered into an Asset Purchase Agreement with Avago Technologies International Sales Pte. Limited (“Purchaser”), a subsidiary of Broadcom Inc., to sell certain intellectual property, equipment and other assets related to the design, development and manufacture of its SoC products to Purchaser for $600 million. Purchaser and its affiliates have agreed to offer employment to certain of the Company’s employees engaged in the SoC Operations. In connection with this transaction, the Company and Purchaser have also restructured an existing purchasing agreement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition, changes in financial condition and results of operations for our fiscal quarters ended March 29, 2024, December 29, 2023 and March 31, 2023, referred to herein as the “March 2024 quarter”, the “December 2023 quarter” and the “March 2023 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2024 quarter, December 2023 quarter and March 2023 quarter were each 13 weeks.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the March 2024 quarter. Highlights of events in the March 2024 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the March 2024 quarter to the December 2023 quarter and the March 2023 quarter.
•Liquidity and Capital Resources. Analysis of changes in our balance sheet and cash flows, and discussion of our financial condition including potential sources of liquidity, material cash requirements and their general purpose.
•Critical Accounting Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
For an overview of our business, see “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Organization.”
Overview of the March 2024 quarter
During the March 2024 quarter, we shipped 99 exabytes of HDD storage capacity. We generated revenue of approximately $1.7 billion with a gross margin of 26%. Our operating cash flow was $188 million and we paid $147 million in dividends.

Recent Developments, Economic Conditions and Challenges
During the March 2024 quarter, we experienced ongoing recovery within the cloud market, reflecting continued progress in customer inventory adjustments which we believe are now mostly complete, along with an improvement in end-market demand. We continued to execute cost discipline and implement pricing actions to improve operational efficiency and profitability. We believe that we are in the early stage of an industry-wide demand recovery, however we expect the macroeconomic environment to remain dynamic and continue to impact our business and results of operations.
As described in “Part I, Item 1. Financial Statements — Note 14. Subsequent Events”, on April 23, 2024, we sold certain intellectual property, equipment and other assets related to the design, development and manufacture of our System-on-Chip products to Avago Technologies International Sales Pte. Limited, a subsidiary of Broadcom Inc., for $600 million.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$1,655	$1,555	$1,860	$4,664	$5,782
Cost of revenue	1,230	1,193	1,541	3,728	4,735
Gross profit	425	362	319	936	1,047
Product development	164	161	191	496	625
Marketing and administrative	116	108	123	329	377
Amortization of intangibles	—	—	—	—	3
BIS settlement penalty	—	—	300	—	300
Restructuring and other, net	2	(31)	20	(27)	110
Income (loss) from operations	143	124	(315)	138	(368)
Other expense, net	(85)	(128)	(85)	(231)	(43)
Income (loss) before income taxes	58	(4)	(400)	(93)	(411)
Provision for income taxes	33	15	33	85	26
Net Income (loss)	$25	$(19)	$(433)	$(178)	$(437)

	For the Three Months Ended			For the Nine Months Ended
	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	100%	100%	100%	100%	100%
Cost of revenue	74	77	83	80	82
Gross margin	26	23	17	20	18
Product development	10	10	10	11	11
Marketing and administrative	7	7	7	7	7
Amortization of intangibles	—	—	—	—	—
BIS settlement penalty	—	—	16	—	5
Restructuring and other, net	—	(2)	1	(1)	1
Operating margin	9	8	(17)	3	(6)
Other (expense) income, net	(5)	(8)	(4)	(5)	(1)
Loss before income taxes	4	—	(21)	(2)	(7)
Provision for income taxes	2	1	2	2	1
Net Income (loss)	2%	(1%)	(23%)	(4%)	(8%)
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography and market, and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Nine Months Ended
	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Revenues by Channel (%)
OEMs	75%	73%	73%	73%	74%
Distributors	15%	14%	16%	16%	15%
Retailers	10%	13%	11%	11%	11%
Revenues by Geography (%) (1)
Asia Pacific	51%	50%	42%	52%	40%
Americas	37%	35%	43%	35%	45%
EMEA	12%	15%	15%	13%	15%
Revenues by Market (%)
Mass capacity	71%	68%	66%	70%	67%
Legacy	18%	21%	20%	19%	20%
Other	11%	11%	14%	11%	13%

HDD Exabytes Shipped by Market
Mass capacity	88	83	104	250	305
Legacy	11	12	15	34	45
Total	99	95	119	284	350

HDD Price per Terabyte	$15	$14	$14	$15	$14

(1) Revenue is attributed to geography based on bill from locations.
Revenue in the March 2024 quarter increased by $100 million compared to the December 2023 quarter, primarily due to an increase in mass capacity exabytes shipped, as we experienced ongoing recovery within the cloud market and favorable pricing actions undertaken by the Company, partially offset by seasonal decreases in legacy market exabytes shipped.

Revenue for the three and nine months ended March 29, 2024 decreased by $205 million and $1.1 billion from the three and nine months ended March 31, 2023, respectively, primarily due to a decrease in exabytes shipped due to lower broad-based market demand, slightly offset by an increase in revenue as a result of favorable pricing actions.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 15% of gross revenue for the March 2024 quarter, 18% for the December 2023 quarter and 16% for the March 2023 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Cost of revenue	$1,230	$1,193	$1,541	$3,728	$4,735
Gross profit	425	362	319	936	1,047
Gross margin	26%	23%	17%	20%	18%
Gross margin for the March 2024 quarter increased compared to the December 2023 quarter, primarily driven by favorable pricing actions undertaken by the Company and, to a lesser extent, favorable product mix, partially offset by a $7 million increase in factory underutilization charges due to the transition of some production lines to new products.
Gross margin for the March 2024 quarter increased compared to the March 2023 quarter, primarily driven by favorable pricing actions undertaken by the Company, a $30 million decrease in depreciation expense due to the extension of useful lives of certain manufacturing equipment, which was partially reflected in the reduction in factory underutilization charges, and $18 million of accelerated depreciation expense for certain capital equipment in March 2023 quarter that did not recur.
Gross margin for the nine months ended March 29, 2024 increased compared to the nine months ended March 31, 2023 primarily driven by favorable pricing actions undertaken by the Company, a $72 million reduction in factory underutilization charges which included the decrease in depreciation expense due to the extension of useful lives of certain manufacturing equipment, a decrease of $44 million in accelerated depreciation expense for certain capital equipment, and pandemic-related lockdown in one of our factories in fiscal year 2023 that did not recur, partially offset by an increase of $5 million in order cancellation fees and less favorable product mix.
In the March 2024 quarter, total warranty cost was 0.5% of revenue and included a favorable change in estimates of prior warranty accruals of 0.2% of revenue primarily due to decreases to our estimated future product return rates. Warranty cost related to new shipments was 0.8%, 0.9% and 0.8% of revenue for the March 2024 quarter, December 2023 quarter and March 2023 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Product development	164	$161	$191	$496	$625
Marketing and administrative	116	108	123	329	377
Amortization of intangibles	—	—	—	—	3
BIS settlement penalty	—	—	300	—	300
Restructuring and other, net	2	(31)	20	(27)	110
Operating expenses	$282	$238	$634	$798	$1,415
Product development expense. Product development expenses increased by $3 million in the March 2024 quarter compared to the December 2023 quarter, primarily due to a $6 million increase in compensation and other employee benefits as a result of completion of temporary salary reductions and a $2 million increase in lease expense as we sold and leased back certain properties, partially offset by a $5 million decrease in materials expense.

Product development expenses decreased by $27 million in the March 2024 quarter compared to the March 2023 quarter, primarily due to a $23 million decrease in compensation and other employee benefits as a result of workforce reductions, a $9 million decrease in depreciation expense, and a $2 million decrease in materials expense, partially offset by a $7 million increase in lease expense as we sold and leased back certain properties.
Product development expenses decreased by $129 million for the nine months ended March 29, 2024 compared to the nine months ended March 31, 2023, primarily due to a $98 million decrease in compensation and other employee benefits as a result of workforce and temporary salary reductions, a $46 million decrease in depreciation expense and a $4 million decrease in materials expense, partially offset by a $19 million increase in lease expense as we sold and leased back certain properties.
Marketing and administrative expense. Marketing and administrative expenses increased by $8 million in the March 2024 quarter compared to the December 2023 quarter primarily due to a $5 million increase in compensation and other employee benefits due to the completion of the temporary salary reduction and a $3 million increase in legal costs.
Marketing and administrative expenses decreased by $7 million in the March 2024 quarter compared to the March 2023 quarter primarily due to a $5 million decrease in compensation and other employee benefits as a result of workforce reductions, a $3 million decrease in advertising costs, a $2 million decrease in travel expenses and a $2 million decrease in outside services expense, partially offset by a $5 million increase in legal cost.
Marketing and administrative expenses decreased by $48 million for the nine months ended March 29, 2024 compared to the nine months ended March 31, 2023 primarily due to a $31 million decrease in compensation and other employee benefits as a result of workforce and temporary salary reductions, a $12 million decrease in advertising costs, a $6 million decrease in travel expenses, a $6 million decrease in outside services expense and a $2 million increase in tax credit, partially offset by a $7 million recovery in the December 2022 quarter of an accounts receivable previously written off in prior years and a $2 million increase in depreciation expenses.
BIS Settlement Penalty. BIS settlement penalty for the three and nine months ended March 31, 2023 was $300 million related to BIS allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023.
Restructuring and other, net. Restructuring and other, net for the March 2024 quarter was $2 million. For the nine months ended March 29, 2024, we recorded a benefit of $27 million primarily related to the net gain of $30 million from the sale and leaseback transaction during the December 2023 quarter.
Other (Expense) Income, Net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Other Expense, net	$(85)	$(128)	$(85)	$(231)	$(43)
Other expense, net. Other expense decreased by $43 million for the March 2024 quarter compared to the December 2023 quarter primarily due to $43 million of net loss from equity investments in the December 2023 quarter that did not recur.
Other expense increased by $188 million for the nine months ended March 29, 2024 compared to the nine months ended March 31, 2023 primarily due to $207 million of net gain recognized from the early redemption of debt in the nine months ended March 31, 2023, a $43 million net loss from equity investments, a $29 million net loss recognized from early redemption of debt and a $17 million net increase in interest expense in the nine months ended March 29, 2024. The increase is partially offset by $104 million of net gain recognized from the termination of interest rate swaps associated with the repayment of term loans in the nine months ended March 29, 2024.
Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2024	December 29, 2023	March 31, 2023	March 29, 2024	March 31, 2023
Provision for income taxes	$33	$15	$33	$85	$26

We recorded income tax provisions of $33 million and $85 million for the three and nine months ended March 29, 2024, respectively. The discrete items in the income tax provision were not material for the three months ended March 29, 2024. The income tax provision for the nine months ended March 29, 2024 included approximately $42 million of net discrete expense, primarily associated with an increase in our valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by net excess tax benefits related to share-based compensation expense. Additional guidance issued by the U.S. Treasury Department in December 2023 did not result in any impacts. We will have income taxes payable based on profits generated in various jurisdictions.
During the nine months ended March 29, 2024, our unrecognized tax benefits, excluding interest and penalties decreased by approximately $6 million to $110 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. We do not expect material changes to our unrecognized tax benefits in the next twelve months beginning March 30, 2024.
We recorded income tax provisions of $33 million and $26 million for the three and nine months ended March 31, 2023, respectively. The discrete items in the income tax provisions were not material for the three and nine months ended March 31, 2023.
During the third quarter of fiscal year 2024, we established Singapore as our principal executive offices. Our income tax provisions recorded for the three and nine months ended March 29, 2024 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of (i) earnings generated in jurisdictions that are subject to tax incentive programs, (ii) non-Singaporean earnings taxed at different rates, and (iii) changes in valuation allowance.
Our income tax provisions recorded for the three and nine months ended March 31, 2023 differed from the provisions for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs and capital expenditures, will allow us to manage the ongoing impacts of macroeconomic headwinds including higher inflationary pressures, inventory adjustments by our customers and the overall market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the global economic factors.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of March 29, 2024. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

(Dollars in millions)	March 29, 2024	June 30, 2023	Change
Cash and cash equivalents	$795	$786	$9
Our cash and cash equivalents as of March 29, 2024 increased by $9 million from June 30, 2023 primarily as a result of net cash of $484 million provided by operating activities and net proceeds of $1.5 billion from the issuance of exchangeable senior notes, partially offset by $1.3 billion redemption of term loans, $438 million dividends paid to our shareholders, $128 million debt fees relating to issuance of long-term exchangeable debt and capped call transaction and $200 million payments for capital expenditures.

Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 29, 2024 was $484 million and includes the effects of net loss adjusted for non-cash items including depreciation, amortization, share-based compensation and:
•a decrease of $289 million in accounts receivable, primarily due to lower revenue and higher accounts receivable factoring;
•an increase of $108 million in accounts payable, primarily due to timing of payments; and
•an increase of $25 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•an increase of $51 million in inventories, net, primarily due to an increase in raw materials;
•a decrease of $50 million in accrued expenses primarily due to restructuring activities and BIS settlement penalty payment; and
•a decrease of $25 million in accrued employee compensation, primarily due to timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended March 29, 2024 was $157 million, primarily attributable to payments of $200 million for the purchase of property, equipment and leasehold improvements, partially offset by proceeds of $38 million from the sale of assets which primarily included $34 million from the sale and leaseback transaction during the December 2023 quarter, as well as proceeds of $5 million from the sale of investments in the March 2024 quarter.
Cash Used in Financing Activities
Net cash used in financing activities of $319 million for the nine months ended March 29, 2024 was primarily attributable to the following activities:
•$1.3 billion redemption of term loans;
•$438 million in dividend payments;
•$128 million debt fees relating to issuance of long-term debt and capped call transaction; and
•$31 million taxes paid related to net share settlement of equity awards; partially offset by
•$1.5 billion in net proceeds from the issuance of 2028 Notes and
•$66 million proceeds from the issuance of ordinary shares under employee stock purchase plans.
Liquidity Sources
Our primary sources of liquidity as of March 29, 2024 consist of: (1) approximately $795 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under the revolving credit facility of the Credit Agreement (the “Revolving Credit Facility”).
As of March 29, 2024, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of March 29, 2024, the existing Credit Agreement includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. The interest coverage ratio and total net leverage ratio covenants did not apply for the fiscal quarter ended March 29, 2024. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for details of the financial covenants which will apply for the fiscal quarter ending June 28, 2024 and thereafter.
In addition, as described in “Part I, Item 1. Financial Statements—Note 14. Subsequent Events”, on April 23, 2024, we sold certain intellectual property, equipment and other assets related to the design, development and manufacture of our SoC products for $600 million.
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
For information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness and to fund our quarterly dividend and any future strategic investments. As of March 29, 2024, our contractual cash requirements have not changed materially since our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, except for the purchase obligations and long-term debt obligations.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of March 29, 2024, we had unconditional purchase obligations of approximately $3.4 billion primarily related to purchases of inventory components with our suppliers. We expect $926 million of these short-term commitments to be paid within one year and expect $2.5 billion of these long-term commitments to be paid thereafter.
We recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. As of March 29, 2024, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $134 million, with $121 million in Accrued expenses and $13 million in Accounts payable, all of which is expected to be paid within one year In certain instances, our unpaid order cancellation fees may change based on the expected timing or ongoing negotiations with our suppliers.
Long-term debt and interest payments on debt
On September 13, 2023, we issued the 2028 Notes of $1.5 billion and repaid Term Loans A1, A2 and A3 of $1.3 billion.
As of March 29, 2024, the future principal payment obligation on our long-term debt was $5.7 billion, of which $479 million will mature within one year. As of March 29, 2024, future interest payments on this outstanding debt are estimated to be approximately $2.1 billion, of which $323 million is expected to be paid within one year. From time to time, we may repurchase any of our outstanding senior notes in open market or privately negotiated purchases or we may repurchase outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million in the quarter ended March 31, 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $210 million thereafter. Refer to “Item 1. Financial Statements—Note 12. Legal, Environmental and Other Contingencies” for more details.
Restructuring
During the nine months ended March 29, 2024, we made cash payments of $115 million related to the workforce reduction costs under the restructuring plans.
As of March 29, 2024, the future cash payments related to our remaining active restructuring plans were $7 million, which is expected to be paid within one year.
Dividends
During the March 2024 quarter, we declared dividends of $0.70 per share, totaling $147 million, which was paid on April 4, 2024. On April 23, 2024, we declared a quarterly cash dividend of $0.70 per share, payable on July 5, 2024 to shareholders of record at the close of business on June 20, 2024. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker-assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of March 29, 2024, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.

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
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of March 29, 2024, we had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no impairment related to credit losses for available-for-sale debt securities as of March 29, 2024.
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

The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of March 29, 2024:

	Fiscal Years Ended						Total	Fair Value at March 29, 2024
(Dollars in millions, except percentages)	2024	2025	2026	2027	2028	Thereafter
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$173	$—	$—	$—	$—	$—	$173	$173
Average interest rate	5.34%						5.34%
Other debt securities
Fixed rate	$—	$—	$15	$—	$—	$—	$15	$15
Debt
Fixed rate	$—	$479	$—	$505	$1,500	$3,245	$5,729	$6,185
Average interest rate	—%	4.75%	—%	4.88%	3.50%	6.88%	5.64%
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
We recognized a net gain of $3 million in Cost of revenue related to the de-designation on discontinued cash flow hedges during the three months ended March 29, 2024. We recognized a net loss of $3 million, a net gain of $11 million and a net gain of $104 million in Cost of revenue, Interest expense and Net gain recognized from termination of interest rate swap, respectively, related to the de-designation on discontinued cash flow hedges during the nine months ended March 29, 2024.
The table below provides information as of March 29, 2024 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates:

(Dollars in millions, except weighted-average contract rate)	Notional Amount	Weighted-Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$165	$1.35	$(1)
Thai Baht	86	$35.41	(2)
Chinese Renminbi	35	$7.14	—
British Pound Sterling	27	$0.81	—
Total	$313		$(3)

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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 29, 2024.
Changes in Internal Control over Financial Reporting
During the quarter ended March 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•We have cancelled purchase commitments with suppliers and incurred costs associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may seek to cancel or may otherwise not meet our purchase commitments to certain suppliers in the future, which could result in damages, penalties, disputes, litigation, increased manufacturing costs or excess inventory.
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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We have faced and may continue to face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated benefits. Our market share, revenue and results of operations in the future may be adversely affected if we fail to:
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
Additionally, we may be unable to produce new products that have higher capacities and more advanced technologies in the volumes and timeframes that are required to meet customer demand. As part of our launch of the Mozaic hard drive platform, we are transitioning to key areal density recording technologies that use HAMR technology to increase HDD capacities. If our transitions to more advanced technologies, including the transition to HDDs utilizing HAMR technology, require development and production cycles that are longer than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may lose sales and market share, which could significantly harm our financial results.
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
Some of our key customers, such as OEM customers, including large hyperscale data center companies and CSPs, account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases from us or delay product acceptances, or we were prohibited from selling to those key customers such as due to export regulations, our results of operations would be adversely affected. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be a difficult, costly or prolonged process to attract and sign new key customers. Additionally, our customers’ demand for our products may fluctuate due to factors beyond our control. If any of our key customers unexpectedly reduce, delay or cancel orders, our revenues and results of operations may be materially adversely affected.
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
•growing demand for data storage caused by the increasing use of artificial intelligence (“AI”) technologies;
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
Our sales cycle for nearline storage solutions could exceed one year and be unpredictable, depending on the time required for developing, testing and evaluating our products before deployment, the size of deployment, and the complexity of system configuration necessary for development. Additionally, our nearline storage solutions are subject to variability of sales primarily due to the timing of IT spending or a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in excess inventory and associated inventory reserves or write-downs, which could harm our business, financial condition and results of operations.
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
The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins for us in some countries. Volatility in fuel costs, political instability or constraints and increases in the costs of air transportation may lead us to develop alternative shipment methods, which could disrupt our ability to receive raw materials, or ship finished products, and as a result our business and results of operations may be harmed.
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
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business. Risks associated with these transactions have included, and may include:
•not fully realizing the anticipated profits or other benefits of any particular transaction in the timeframe we expected or at all due to competition, market trends, additional costs or investments, the actions of advisors, suppliers or other third parties, or other factors;
•certain transactions resulting in significant costs and expenses,;
•failing to identify significant issues with the target during the due diligence process that result in significant liabilities;

•issuing common stock (potentially creating dilution) or incurring additional debt in order to finance a transaction, which financings may require us to accept onerous terms such as high interest rates or covenants that restrict our business;
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
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures from the current macroeconomic conditions or changes to such conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of such direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions, such as severe weather, local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate, which have materially impacted, and may in the future impact, the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position. Further, if a sole source or limited source supplier decides not to do business with us for any reason, we may be unable to develop, manufacture and commercialize certain of our products, which would adversely affect our business and financial position.

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
We have cancelled purchase commitments with suppliers and incurred costs associated with such cancellations, and if revenues fall or customer demand decreases significantly, we may seek to cancel or may otherwise not meet our purchase commitments to certain suppliers in the future, which could result in damages, penalties, disputes, litigation, increased manufacturing costs or excess inventory.
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In the September and December 2023 quarters, due to changes in forecasted demand, we cancelled certain purchase commitments and incurred associated fees, as well as sought to reduce or otherwise modify purchase commitments with other suppliers. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may seek to cancel or modify or may otherwise not meet our additional purchase commitments with certain suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or we may be required to make penalty-type payments or pay specified amounts under the terms of these contracts for failure to meet our purchase commitments or otherwise satisfy our obligations under the contracts. We have and may continue to have disputes with our suppliers regarding our purchase commitments, including the cancellation or reduction of such commitments, that we may be unable to resolve, which may result in litigation that could result in adverse judgments, settlements or other litigation-related costs, the amounts of which may be material, as well as disruption to our supply chain and require management’s attention. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or shift output from our internal manufacturing facilities to meet the commitments, our gross margin and operating margin could be materially adversely impacted.
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
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. Our key customers’ satisfaction with the volume, quality and timeliness of our products is a material element of our market reputation, and any damage to our key customer relationships could materially adversely affect our reputation. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, the usage of AI, workplace conduct and human rights. The increasing concern over climate change could also result in shifting customer preferences and regulations. Changing customer preferences may result in increased demands or requirements regarding our solutions, products and services, including the use of packaging materials, chemicals and other components in our products. These demands may cause us to incur additional costs or make other changes to our operations, which could adversely affect our financial results. If we fail to manage these requirements in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.
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
Further, the sale and manufacturing of products in certain states and countries subjects us and our suppliers to state, federal and international laws and regulations governing protection of the environment, including those governing climate change, discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. If additional or more stringent requirements are imposed on us and our suppliers in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material adverse effect on our financial condition or results of operations.
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
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (“EAR”) administered by BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The United States, through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the United States, China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into a Settlement Agreement with BIS (the “Settlement Agreement”) that resolves BIS’ allegations regarding our sales of hard disk drives to Huawei. We have also agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Despite our best efforts to comply with the terms of the Settlement Agreement, we may fail to do so or we may discover additional violations. In addition, from time to time, we have voluntarily self-reported potential export violations to OFAC or BIS. Although voluntary self-disclosure is considered a mitigating factor by OFAC and BIS, in light of the Settlement Agreement, we may be subject to increased penalties. Failure to comply with the Settlement Agreement, or any additional violations we discover could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting our products subject to the EAR outside of the United States, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in Asia Pacific region and other geographies that have been the recent focus of changes in U.S. export control policies. Various U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips, computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.

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
In addition, our competitors may be able to design their products to circumvent our patents and other proprietary rights. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable.

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
Despite the measures we and our vendors put in place designed to protect our computer equipment and data, our customers, suppliers, employees or other third parties, the digital infrastructure and data have been and may continue to be vulnerable to phishing, employee or contractor error, hacking, cyberattacks, ransomware and other malware, malfeasance, system error or other irregularities or incidents, including from attacks or breaches and incidents at third party vendors we utilize. In addition, the measures we take may not be sufficient for all eventualities. Threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. In addition, the threat could be a result of our or our customers and business partners incorporating the output of an AI tool, such as malicious code from an AI generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our suppliers’ or other vendors’ systems, networks, or other components or infrastructure have not been compromised or do not contain exploitable defects, bugs or vulnerabilities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques.
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
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”) which has required and will continue to require significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase security risks, and may have a material adverse effect on our business, financial condition and results of operations.
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the third quarter of fiscal year 2024 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
All repurchases of our outstanding ordinary shares are effected as redemptions in accordance with our Constitution.
As of March 29, 2024, $1.9 billion remained available for repurchases under the existing repurchase authorization. There is no expiration date on this authorization. The timing of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended March 29, 2024, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 30, 2023 through January 26, 2024	—	—	—	$1,893
January 27, 2024 through February 23, 2024	—	—	—	1,893
February 24, 2024 through March 29, 2024	—	—	—	1,891
Total	—		—

(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by our executive officers or directors during the March 2024 quarter. The trading arrangement listed below is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
John Morris	Senior Vice President	February 6, 2024	January 31, 2025	35,433
Ban Seng Teh	Executive Vice President	January 29, 2024	December 31, 2024	30,868

(1) The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1*^
Asset Purchase Agreement, dated as of April 23, 2024, by and among Seagate Technology Holdings Public Limited Company, Seagate Technology LLC, Seagate Technology HDD (India) Private Limited, Seagate Singapore International Headquarters Pte. Ltd., and Avago Technologies International Sales Pte. Limited.
X

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
* Certain portions of this exhibit have been omitted because they are not material, and they are the type of information that the registrant treats as private or confidential.
^ The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	April 26, 2024	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)