Form 10-K
period 2024-06-28
Seagate Technology Holdings plc
filed 2024-08-02
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2024
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.8 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of July 30, 2024 was 210,195,239.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 19, 2024, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended June 28, 2024.

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
Seagate, Seagate Technology, LaCie, Lyve, MACH.2, Mozaic and the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States (“U.S.”) and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

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

PART I
ITEM 1.BUSINESS
We are a leading provider of data storage technology and infrastructure solutions that enable enterprises and end users to confidently store and unlock the value of their data. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of data storage products including solid state drives (“SSDs”) and storage subsystems and offer storage solutions such as a scalable edge-to-cloud mass data platform that includes data transfer shuttles and a storage-as-a-service cloud.
HDDs are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. HDDs continue to be the primary medium of mass data storage due to their performance attributes, reliability, high capacities, superior quality and cost effectiveness. Complementing HDD storage architectures, SSDs use NAND flash memory integrated circuit assemblies to store data.
Our HDD products are designed for mass capacity storage and legacy markets. Mass capacity storage involves well-established use cases, such as hyperscale data centers and private and public clouds as well as emerging use cases. Legacy markets are those that we continue to sell to but we do not plan to invest in significantly. Our HDD and SSD product portfolio includes Serial Advanced Technology Attachment (“SATA”), Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) based designs to support a wide variety of mass capacity and legacy applications.
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
Industry Overview
Data Storage Industry
The data storage industry includes companies that manufacture components or subcomponents designed for data storage devices, as well as providers of storage solutions, software and services for enterprise cloud, big data, computing platforms and consumer markets. The rapid growth of data generation and the intelligent application of data are driving demand for data storage. As more data is created at endpoints outside traditional data centers, which requires processing at the edge and in the core or cloud, the need for data storage and management between the edge and cloud has also increased. Use cases include connected and autonomous vehicles, smart manufacturing and smart cities. We believe the proliferation and personal creation of media-rich digital content, further enabled by fifth-generation wireless (“5G”) technology, the edge, the Internet of Things (“IoT”), machine learning (“ML”) and generative artificial intelligence (“AI”), will continue to create demand for higher capacity storage solutions. The resulting mass data ecosystem is expected to require increasing amounts of data storage at the edge, in the core and in between.
Markets
The principal data storage markets include:
Mass Capacity Storage Markets
Mass capacity storage supports high capacity, low-cost per terabyte (“TB”) storage applications, including nearline, video and image applications (“VIA”) and network-attached storage (“NAS”) and edge-to-cloud data storage infrastructures.
Nearline. Nearline applications require mass capacity devices and mass capacity subsystems that provide end-to-end solutions to businesses for the purpose of modular and scalable storage. Enterprise storage applications require both high-capacity and energy efficient storage devices to support low total cost of ownership. Seagate systems offer mass capacity storage solutions that provide foundational infrastructure for private and public clouds. The nearline market includes storage for cloud computing, content delivery, archival, backup services and emerging use cases such as generative AI.
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
Cloud and hyperscale data centers. Large cloud and hyperscale data center companies, many of which are CSPs, are increasingly designing their own storage subsystems and having them built by contract manufacturers for their own data centers. The leading hyperscale data center companies are also implementing advanced AI technologies to enhance their business growth. To support this AI-driven expansion, they are increasing the storage capacity of both AI-specific and traditional cloud infrastructure.
Storage services. Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of data.
Demand for Data Storage
In the “Worldwide Global DataSphere Forecast, 2024-2028”, published by the International Data Corporation1 (“IDC”), the global datasphere is forecasted to grow at a compound rate of more than 24% over the next five years to reach 394 zettabytes by 2028. According to IDC, we are in a new era of the Data Age, whereby data is shifting to both the core and the edge. It is expected that by 2028, nearly 76% of the world’s data will be generated in the core and edge, up from 58% in 2023. Digital transformation has given rise to many new applications, all of which rely on faster access to and secure storage of data proliferating from endpoints through edge to cloud. Additionally, the proliferation of generative AI applications is expected to accelerate the creation of digital content such as text, images and video over the long-term. We expect these trends will have a positive impact on storage demand.
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
•Creation and collection of data through the development and evolution of the IoT ecosystem, big data analytics, machine learning and new technology trends such as autonomous vehicles and drones, smart manufacturing, and smart cities, as well as emerging trends including generative AI content growth or applications that converge the digital and physical worlds such as the metaverse or use of digital twins;
1 Worldwide IDC Global DataSphere Forecast, 2024–2028: AI Everywhere, But Upsurge in Data Will Take Time, Doc #US52076424, May 2024.

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
In addition, the economics of storage infrastructure are also evolving. The utilization of private and public cloud storage and open-source solutions is reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for data storage products and solutions going forward.
Demand Trends
We believe that continued growth in digital content creation will require increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, protect, back up and use such content. We also believe that as architectures evolve to serve a growing commercial and consumer user base throughout the world, storage solutions will evolve as well.
Mass capacity is and will continue to be the enabler of scale. We expect increased data creation will lead to the expansion of the need for storage in the form of HDDs, SSDs and systems. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable future, cloud, edge and traditional enterprise that require high-capacity storage solutions will be best served by HDDs due to their ability to deliver reliable, scalable, energy-efficient and the most cost-effective mass storage devices. We also believe that as HDD capacities continue to increase, a focus exclusively on unit demand does not reflect the increase in demand for exabytes. As demand for higher capacity drives increases, the demand profile has shifted to reflect fewer total HDD units, but with higher average capacity per drive and higher overall exabyte demand.
Industry Supply Balance
From time to time, the storage industry has experienced periods of imbalance between supply and demand. To the extent that the storage industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, we usually have better pricing power and price erosion is generally muted. As production lead-times for our latest generation of high-capacity HDDs have extended, we began to require longer term demand forecasts and commitments from customers to improve supply predictability and create greater alignment between supply and demand.
Our Business
Data Storage Technologies
The design and manufacturing of HDDs depends on highly advanced technology and manufacturing techniques. Therefore, it requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms focus on the areal density of media and read/write head technologies, including the Mozaic platform, which is our implementation of the high-capacity enabling heat-assisted magnetic recording (“HAMR”) technology as well as innovations like shingled-magnetic-recording ("SMR") technology, and the throughput-optimizing multi actuator MACH.2 technology. This design and manufacturing approach allows us to deliver a portfolio of storage products to service a wide range of data storage applications and industries.
Disk drives that we manufacture are commonly differentiated by the following key characteristics:
•input/output operations per second (“IOPS”), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;
•storage capacity, commonly expressed in TB, which is the amount of data that can be stored on the disk drive;
•areal density, which is a measurement of the storage capacity per square inch on the recording surface of a disk;

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
The total storage capacity of a disk drive is determined by the size and number of disks it contains as well as the areal density capability of these disks.
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
A vertically integrated model, however, tends to have less flexibility when demand declines as it exposes us to higher unit costs when capacity utilization is not optimized which would lead to factory underutilization charges as we experienced in fiscal years 2024 and 2023.
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

Mass Capacity Storage
Enterprise Nearline HDDs. Our high-capacity enterprise HDDs, including HAMR-based Mozaic drives, ship in capacities of up to 32TB. These products are designed for mass capacity data storage in the core and at the edge, as well as server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces. Additionally, certain customers can utilize many of our HDDs with SMR technology enabled which increases the available storage capacity of the drive with certain performance trade-offs.
Enterprise SSDs. Our enterprise SSDs are designed for high-performance, hyperscale, high-density and cloud applications. They are offered with multiple interfaces, including SAS, SATA, and NVMe and in capacities up to 15TB.
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
VIA. Our video and image HDDs are built to support the high-write workload of an always-on, always-recording video systems. These optimized drives are built to support the growing needs of the video imaging market with support for multiple streams and capacities up to 30TB.
NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 24TB. We also offer NAS SSDs with capacities up to 4TB.
Legacy Applications
Mission Critical HDDs and SSDs. Although we have stopped offering 15,000 RPM HDDs, we continue to support 10,000 RPM HDDs, offered in capacities up to 2.4TB, which enable increased throughput while improving energy efficiency. Our enterprise SSDs are available in capacities up to 15TB, with endurance options up to 10 drive writes per day and various interfaces. Our SSDs deliver the speed and consistency required for demanding enterprise storage and server applications.
Consumer Solutions. Our external storage solutions with capacities up to 24TB are shipped, under the Seagate Ultra Touch, One Touch, Expansion and Basics product lines, as well as under the LaCie brand name. We strive to deliver the best customer experience by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Microsoft’s Xbox, Sony’s PlayStation and Disney’s Star Wars and Marvel.
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
Lyve Edge-to-Cloud Mass Capacity Platform
Lyve. Lyve is our as-a-service platform built with mass data in mind. These solutions, including modular hardware and software delivered in a consumption-based model, support enterprises’ on-premise and cloud storage infrastructure needs.
Customers
We sell our products to major OEMs, distributors and retailers.
OEM customers, including large hyperscale data center companies and CSPs, typically enter into master purchase agreements with us. Deliveries are scheduled only after receipt of purchase orders. Historically, customers could defer or cancel most purchase orders without significant penalty. However, during fiscal year 2024, as production lead-times extended for our latest generation of high-capacity hard disk drives, we began to require longer term demand forecasts and commitments, with potential cancellation charges across key global OEM customers which was necessary to improve supply predictability and align supply with customer demand requirements. While not entirely eliminating order deferments or cancellations from our key OEM customers, we expect these changes will dampen demand volatility over time.

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
See “Item 8. Financial Statements and Supplementary Data—Note 17. Revenue” contained in this report for a description of our major customers.
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
•Western Digital Corporation.
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
We believe our HDDs’ supply and demand were well balanced for most of fiscal year 2024 leading to flat to higher pricing, compared to higher than usual price erosion in fiscal year 2023 driven primarily by demand contraction.
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
Patents and Licenses
As of June 28, 2024, we had approximately 4,000 U.S. patents and 300 patents issued in various non-U.S. jurisdictions, as well as approximately 150 U.S. and 100 non-U.S. patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.
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
We have established an environmental management system and continually review and update our environmental policies and standard operating procedures for our operations worldwide as needed. We believe that our operations are in material compliance with applicable environmental laws, regulations and permits. We budget for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures.
Some environmental laws, such as the U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators, or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a responsible or potentially responsible party at several sites. At each of these sites, we have an assigned portion of the financial exposure based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remain involved in only a few at this time. Based on our current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these sites to be material.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in Canada, China, Japan, Mexico, Taiwan, the U.S. and others. The EU REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If we or our suppliers fail to comply with the substance restrictions, recycle content requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.
Social and Employee Matters
As of June 28, 2024, we employed approximately 30,000 full-time employees worldwide, of which approximately 25,200 were located in our Asia operations. We believe that our employees are crucial to our current success and that our future success will depend, in part, on our ability to attract, retain and further motivate qualified employees at all levels. We believe that our employee relations are good.
Diversity, Equity & Inclusion. One of our core values is inclusion. We rely on our diverse workforce to develop, deliver and sustain our business strategy to achieve our goals. One way we embrace our diverse employees and promote a culture of inclusion is through the support of employee resource groups (“ERG”). These voluntary, employee-led communities are built on a shared diversity of identity, experience or thought and and provide many benefits to employees, including professional and leadership development. Seagate’s ERG community encompasses a wide array of diverse identities, such as LGBTQ+, women, people of color and interfaith, with 30 chapters across seven countries. Our most recent ERG is the Parents and Caregivers community across the Asia region, which addresses dependent care challengers and employee well-being.
We also support inclusion through active employee communications, and education on topics such as cross-cultural communications and working across generations. Through our ongoing efforts, our primary goal is to ensure our employees feel safe, respected and welcomed. In January 2024, we published our fifth annual Diversity, Equity, and Inclusion (“DEI”) Report, which provides an overview of our DEI efforts and outcomes including demographics in our workforce. The fiscal year 2023 DEI Report is available on our website.
Health & Safety. All our manufacturing sites have health and safety management systems certified to the International Organization for Standardization (“ISO”) 45001 standard. In addition, we are audited to health and safety standards set forth by the Responsible Business Alliance (“RBA”). Our global health and safety standards, as well as our accompanying Environment, Health and Safety (“EHS”) management systems, frequently go beyond country or industry-level guidelines to ensure that we keep our employees healthy and safe. We regularly host health and safety regulatory visits that focus on issues such as safety, radiation, fire codes, food and transportation. Through our EHS management systems, we ensure that the focus remains on the continuous improvement of employee health and safety programs. We continue to provide comprehensive health and safety training to our employees. We emphasize e-learning courses as our main vehicle for delivering such training because employees can learn at their own pace.
Development, Retention, Compensation, Benefits & Engagement. Our performance management system is a continuous process that helps team members focus on the right priorities. Meaningful conversations between managers and employees are the foundation of performance management at Seagate. We focus on dialogue centered around manager and employee conversations, and ongoing feedback, to align goals. This approach focuses on achieving high-quality productive dialogue between managers and employees. We also encourage our employees to participate in the many learning opportunities available at Seagate. The portfolio of learning and training formats include but are not limited to mentoring and coaching, e-learning opportunities, LinkedIn Learning classroom training, on-the-job training and other strategic internal programs that cover topics ranging from leadership and technical skills to health, safety and the environment. For example, our internal mobility and career development tool provides Seagate employees with the opportunity to establish networking and mentor connections, identify and participate in internal part-time projects, and explore internal full-time positions.
Our Total Rewards program is designed to attract, motivate and retain talented people to meet our business goals. The program generally includes base pay, annual bonuses, commissions, equity awards, an employee share purchasing plan, retirement savings opportunities and other employee health and wellness benefits. Our compensation programs and guidelines are structured to align pay with both company and employee performance and aim to provide internally and externally competitive total compensation.
Employee engagement is the psychological commitment and passion that drives discretionary effort. It predicts individual performance and is the measure of the relationship between employees and the Company. Our engagement survey includes facets of the employee experience throughout the employee life cycle. Employee experience is what employees encounter and observe during their career at Seagate. A positive employee experience can have an impact on everything from recruiting to Seagate's bottom line.
In fiscal year 2024, we conducted our Employee Experience Survey to obtain feedback from our global workforce on their experience at Seagate. Managers were provided access to a dashboard with results that shared key drivers of employee engagement specific to their own organizations for action planning. We conducted several additional surveys across Seagate’s global footprint, which were followed by employee and leader connection sessions at the regional and site levels, for the continuous improvement of internal communications and business planning.
Giving Back. Our community engagement program is designed to provide support to our local communities, with an emphasis on science, technology, engineering and mathematics (“STEM”). With the launch of our new Mozaic 3+ hard drive platform, we also re-affirmed our commitment to support STEM in our local communities with a program called “Month of Impact” which encouraged employees to volunteer by inspiring the next generation of innovators through various programs. Examples of employee participation include Take Your Sons and Daughters to work events, K-12 tech talks to educate students about emerging technologies, and volunteering at local science museums and universities.
We also continued to promote health & human services partnerships, such as support of food banks, clinics and non-profit organizations, while sustaining many of our ongoing community partnerships.
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

Information About Our Executive Officers
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 2, 2024. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	57	Director and Chief Executive Officer
Gianluca Romano	55	Executive Vice President and Chief Financial Officer
Ban Seng Teh	58	Executive Vice President and Chief Commercial Officer
James C. Lee	54	Senior Vice President, Chief Legal Officer and Corporate Secretary
KianFatt Chong	61	Senior Vice President, Global Operations
Dr. John C. Morris	57	Senior Vice President and Chief Technology Officer
Dr. William D. Mosley, 57, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 2017. He previously served as our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 55, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Ban Seng Teh, 58, has served as our Executive Vice President and Chief Commercial Officer since July 2022. Prior to that, Mr. Teh served as Executive Vice President of Global Sales and Sales Operations from February 2021 to July 2022 and Senior Vice President of Global Sales and Sales Operations from November 2014 to February 2021. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.
James C. Lee, 54, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2024. Mr. Lee oversees all legal operations, government relations and public policy at Seagate. Before joining our company, Mr. Lee served as Senior Vice President, General Counsel & Corporate Secretary at Maxar Technologies, a space technology company, from April 2019 to June 2024. Prior to Maxar Technologies, Mr. Lee worked at Aramark Corporation, a food and facilities service provider, for 15 years.
KianFatt Chong, 61, has served as our Senior Vice President, Global Operations since October 2020. Prior to his current role, Mr. Chong was Senior Vice President, Global Drive Operations from December 2013 to September 2020. He served as Vice President of China Operations from July 2003 to November 2013, expanding and also spearheading the first campus concept in Seagate with multiple manufacturing operations disciplines all located in a single site. Since joining Seagate in 1989 as an engineer, Mr. Chong has held a variety of leadership positions and has been a key strategic contributor for many of Seagate’s operations and manufacturing capabilities across the global footprints.
Dr. John C. Morris, 57, has served as our Senior Vice President, HDD and SSD Products and Chief Technology Officer since 2019. Prior to his current role, Dr. Morris was the Vice President of HDD and SSD Products from August 2015 to August 2019. Before that, he served as Vice President of Design Engineering and Enterprise Development Group driving focus on technical and strategic alignment with enterprise and cloud customers from September 2013 to August 2015. Since joining the Company in 1996, Dr. Morris has held a variety of engineering leadership positions and has been a key contributor to many of Seagate’s core technologies.

ITEM 1A.RISK FACTORS
Summary of Risk Factors
The following is a summary of the principal risks and uncertainties that could materially and adversely affect our business, results of operations, financial condition, cash flows, brand and/or the price of our outstanding ordinary shares, and make an investment in our ordinary shares speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below. Additional risks beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K may apply to our business and operations as currently conducted or as we may conduct them in the future or to the markets in which we currently, or may in the future, operate.
Risks Related to our Business, Operations and Industry
•Our ability to increase our revenue and maintain our market share depends on our ability to successfully introduce and achieve market acceptance of new products on a timely basis. If our products do not keep pace with customer requirements, our results of operations will be adversely affected.
•We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price competition, could harm our ability to compete and risk the commoditization of our products.
•We have been adversely affected by reduced, delayed, loss of or canceled purchases by one or more of our key customers, including large hyperscale data center companies and CSPs.
•We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.
•We must plan our investments in our products and incur costs before we have customer orders or know about the market conditions at the time the products are produced. If we fail to predict demand accurately for our products or if the markets for our products change, we may have insufficient demand or we may be unable to meet demand, which may materially and adversely affect our financial condition and results of operations.
•Changes in demand for computer systems, data storage subsystems and consumer electronic devices has previously and may in the future cause a decline in demand for our products.
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
•We may not be able to grow our systems, SSD and Lyve revenues, which would adversely affect our results of operations.
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
•The effect of geopolitical uncertainties, war, terrorism, natural disasters, public health issues and other circumstances, on national and/or international commerce and on the global economy, could materially and adversely affect our results of operations and financial condition.
•We are subject to counterparty default risks.
Legal, Regulatory and Compliance Risks
•Our business is subject to various laws, regulations and governmental policies that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
•Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any changes to or violation of these laws could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
•Our business is exposed to risks associated with litigation, investigations and regulatory proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
•Tax-related matters could have a material and adverse effect on our business, results of operations or financial condition.
•Changes in U.S. trade policy, including the imposition of sanctions or tariffs and the resulting consequences, may have a material and adverse impact on our business and results of operations.
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
•We must successfully implement our new global enterprise resource planning system and maintain and upgrade our information technology (“IT”) systems, and our failure to do so could have a material and adverse effect on our business, financial condition and results of operations.
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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We have faced and may continue to face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated results. Our market share, revenue and results of operations in the future may be adversely affected if we fail to:
•develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts;
•consistently maintain our time-to-market performance with our new products;
•manufacture these products in adequate volume;
•meet specifications or satisfy compatibility requirements;
•qualify these products with key customers on a timely basis by meeting our customers’ performance, quality and security specifications; or
•achieve acceptable manufacturing yields, quality and margins with these products.
Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our results of operations. Our failure to accurately anticipate customers’ needs and accurately identify the shift in technological changes could materially and adversely affect our long-term financial results.
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
Additionally, we may be unable to produce new products that have higher capacities and more advanced technologies in the volumes and timeframes that are required to meet customer demand. As part of our launch of the Mozaic hard drive platform, we are transitioning to key areal density recording technologies that use HAMR technology to increase HDD capacities. If our transitions to more advanced technologies, including the transition to HDDs utilizing HAMR technology, require development and production cycles that are longer than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may lose sales and market share, which could significantly harm our financial results and reputation.
We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If our new products are not successful, our future results of operations may be adversely affected.
We operate in highly competitive markets and our failure to anticipate and respond to technological changes and other market developments, including price competition, could harm our ability to compete and risk the commoditization of our products.
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
We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance have resulted in SSDs that offer increased competition with our lower capacity, smaller form factor HDDs and a declining trend in demand for HDDs in our legacy markets. Some customers for both mass capacity storage and legacy markets have adopted SSDs as an alternative to hard drives in certain applications. Further adoption of SSDs or other alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material and adverse effect on our business, financial condition and results of operations.
Our industry has experienced consolidation and may continue to consolidate. Consolidation may result in new or stronger competitors, and such competitors may have greater resources or competitive advantages. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers, that result in declines in revenue or willingness to purchase or sell to us, as applicable, on favorable terms.
We have been adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of our key customers, including large hyperscale data center companies and CSPs.
Some of our key customers, such as OEM customers including large hyperscale data center companies and CSPs, account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases or delay product acceptances, or we were prohibited from selling to those key customers for any reason, such as export regulations, our revenues and results of operations may be materially and adversely affected, particularly if we are unable to collect any applicable cancellation charges. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be a difficult, costly or prolonged process to attract and sign new key customers. Additionally, our customers’ demand for our products may fluctuate due to factors beyond our control.
Furthermore, to the extent that there is consolidation among our customer base, or when supply exceeds demand in our industry, our customers may be able to command increased leverage in negotiating prices and other terms of sale, causing price erosion that could adversely affect our profitability. Furthermore, if such customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our results of operations. If a significant transaction or regulatory impact involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a material and adverse effect on our business, results of operations and financial condition.
We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.
Sales to distributors and retailers of disk drive products account for a substantial portion of our revenue. Certain of our distributors and retailers may also market competing products. We face significant competition in this distribution channel as a result of limited product qualification programs and a focus on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility. In addition, deterioration in business and economic conditions has exacerbated price erosion and volatility as distributors and retailers lower prices to compensate for lower demand and higher inventory levels. Our distributors’ and retailers’ ability to access credit to fund their operations may also affect their purchases of our products. If prices decline significantly in this distribution channel or our distributors or retailers reduce purchases of our products, experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.
We must plan our investments in our products and incur costs before we have customer orders or know about the market conditions at the time the products are produced. If we fail to predict demand accurately for our products or if the markets for our products change, we may have insufficient demand or we may be unable to meet demand, which may materially and adversely affect our financial condition and results of operations.
Our results of operations are highly dependent on strong cloud, enterprise and consumer spending and the resulting demand for our products. Reduced demand, particularly from our key cloud and enterprise customers as a result of a significant change in macroeconomic conditions or other factors, may result in a significant reduction or cancellation of their purchases from us, which has in the past and may in the future materially and adversely impact our business and financial condition.

Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than the forecast, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could in the future result in material and adverse effects on our financial condition and results of operations. For example, due to customer inventory adjustments, we have experienced a slowdown in demand for our products, particularly in the mass capacity markets. These reductions in demand have required us to significantly reduce manufacturing production plans and recognize factory underutilization charges in fiscal years 2024 and 2023.
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
Changes in demand for computer systems, data storage subsystems and consumer electronic devices has previously and may in the future cause a decline in demand for our products.
Our products are incorporated in computers, data storage systems deployed in data centers and consumer electronic devices. Historically, the demand for these products has been volatile. Unexpected slowdowns in demand for computers, data storage subsystems or consumer electronic devices generally result in sharp declines in demand for our products. Declines in customer spending on the systems and devices that incorporate our products could have a material and adverse effect on demand for our products and on our financial condition and results of operations. Uncertain global economic and business conditions can exacerbate, and have in the past exacerbated, these risks.
We are dependent on our long-term investments to manufacture adequate products. Our investment decisions in adding new manufacturing capacity require significant planning and lead time, and a failure to accurately forecast demand for our products could cause us to over-invest or under-invest, which would lead to excess capacity, underutilization charges, or impairments.
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
In addition, we believe announcements regarding competitive product introductions from time to time have caused customers to defer or cancel their purchases, making certain inventory obsolete. Whenever an oversupply of products in the market causes our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual, which may materially and adversely affect our financial results.

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
Our sales cycle for nearline storage solutions could exceed one year and be unpredictable, depending on the time required for developing, testing and evaluating our products before deployment, the size of deployment, and the complexity of system configuration necessary for development. Additionally, our nearline storage solutions are subject to variability of sales primarily due to the timing of IT spending as a reflection of cyclical demand from CSPs based on the timing of their procurement and deployment requirements and their ability to procure other components needed to build out data center infrastructure. Given the length of development and qualification programs and unpredictability of the sales cycle, we may be unable to accurately forecast product demand, which may result in excess inventory and associated inventory reserves or write-downs, which could harm our business, financial condition and results of operations.
We experience seasonal declines in the sales of our consumer products during the second half of our fiscal year which may adversely affect our results of operations.
In certain end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, sales of our consumer products have in the past and may in the future be lower during the second half of our fiscal year. Retail sales of certain of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions. In particular, during periods when there are rapidly changing macroeconomic conditions, historical seasonality trends may not be a good indicator to predict our future performance and results of operations.
We may not be able to grow our systems, SSD and Lyve revenues, which would adversely affect our results of operations.
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
Our results of operations and share price may be adversely affected if we are not successful in our efforts to grow our revenues as anticipated, particularly to the extent our revenues do not offset our investments. In addition, our growth in these markets may bring us into closer competition with some of our customers or potential customers, which may decrease their willingness to do business with us.
Our worldwide sales and manufacturing operations subject us to risks that may adversely affect our business related to disruptions in international markets, currency exchange fluctuations and increased costs.
We are a global company and have significant sales operations outside of the United States, including sales personnel and customer support operations. We also generate a significant portion of our revenue from sales outside the United States. Disruptions in the economic, environmental, political, legal or regulatory landscape in the countries where we operate may have a material and adverse impact on our manufacturing and sales operations. Disruptions in financial markets and the deterioration of global economic conditions have had and may continue to have an impact on our sales to customers and end-users.

Prices for our products are denominated predominantly in dollars, even when sold to customers located outside the United States. An increase in the value of the dollar could increase the real cost to our customers in those markets outside of the United States. This could adversely impact our sales and market share in such areas or increase pressure to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material and adverse effect on our results of operations. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts from time to time, which could be designated as cash flow hedges or not designated as hedging instruments. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
In addition, certain countries in which we have operations have restrictive regulations over the movement of cash and/or foreign exchange across their borders. Similarly, Singapore may impose taxes on dividends of cash from our subsidiaries to the parent company. If we are unable to access our cash or we are required to pay taxes to repatriate such cash, our business and operations may be harmed, or we may need to seek other sources of liquidity.
The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins for us in some countries. Volatility in fuel costs, political instability or constraints and increases in the costs or reliability of air transportation may lead us to develop alternative shipment methods, which could disrupt our ability to receive raw materials, or ship finished products, and as a result our business and results of operations may be harmed.
If we do not control our costs, we will not be able to compete effectively and our financial condition may be adversely impacted.
We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and exabytes volume while controlling expenses. Because of our vertical design and manufacturing strategy, our operations have higher costs that are fixed or difficult to reduce in the short-term, including our costs related to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long-term demand for our products, we could be required to write off inventory and/or record excess capacity charges, which could negatively impact our gross margin and financial results. If we do not control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, temporary salary reductions, restructuring efforts, asset write-offs and efforts to increase automation. Our restructuring efforts and other measures to reduce costs may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially and adversely affect our financial results.
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
•certain transactions resulting in significant costs and expenses;
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
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, preamplifiers, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single-sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures from the current macroeconomic conditions or changes to such conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of these direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate, which have materially impacted, and may in the future impact the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position. Further, if a sole source or limited source supplier decides not to do business with us for any reason, we may be unable to develop, manufacture and commercialize certain of our products, which would adversely affect our business and financial position.
We have experienced and could in the future experience increased costs and production delays that made us unable to obtain the necessary equipment or sufficient quantities of some components. We have also been forced and could in the future be forced to pay higher prices, make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements or fulfill their contractual commitments and obligations, we may have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products. Further, if we have to allocate the components we receive to certain of our products and ship less of others due to shortages or delays in critical components, we may lose sales to customers who could purchase more of their required products from a competitor that either did not experience these shortages or delays or that made different allocations, and thus our revenue and operating margin would decline.
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
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. In the September and December 2023 quarters, due to changes in forecasted demand, we cancelled certain purchase commitments and incurred associated fees, as well as sought to reduce or otherwise modify purchase commitments with other suppliers. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may seek to cancel or modify or may otherwise not meet our additional purchase commitments with certain suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or we may be required to make penalty-type payments or pay specified amounts under the terms of these contracts for failure to meet our purchase commitments or otherwise satisfy our obligations under the contracts. We have and may continue to have disputes with our suppliers regarding our purchase commitments, including the cancellation or reduction of such commitments, that we may be unable to resolve, which have resulted and may again result in settlements, litigation that could result in adverse judgments or other litigation-related costs, the amounts of which may be material, as well as disruption to our supply chain and require management’s attention. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or shift output from our internal manufacturing facilities to meet the commitments, our gross margin and operating margin could be materially and adversely impacted.
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
Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Our products may contain a defect or be perceived as containing a defect by our customers as a result of improper use or maintenance. Lead times required to manufacture certain components are significant, and a quality excursion may take significant time and resources to remediate. Defects in our products, third-party components or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:
•increased costs and product delays until the complex solution-level interoperability issues are resolved;
•costs associated with the remediation of any problems attributable to our products;
•loss of or delays in revenues;
•loss of customers;
•failure to achieve market acceptance and loss of market share;
•increased service and warranty costs; and
•increased insurance costs.
Defects in our products could also result in legal actions by our customers for breach of warranty, property damage, injury or death. Such legal actions including, but not limited to, product liability claims could exceed the level of insurance coverage that we have obtained. Any significant uninsured claims could significantly harm our financial condition.

RISKS RELATED TO HUMAN CAPITAL AND CORPORATE RESPONSIBILITY
The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel in many locations in which we operate, including China, Northern Ireland, Singapore, Thailand and the United States, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. The reductions in workforce, salary reductions and variability in our bonus payouts that resulted from our historical restructurings have also made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material and adverse effect on our business, results of operations and financial condition.
We are subject to risks related to corporate and social responsibility that could adversely affect our reputation and performance.
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. Our key customers’ satisfaction with the volume, quality and timeliness of our products is a material element of our market reputation, and any damage to our key customer relationships could materially and adversely affect our reputation. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, the usage of AI, workplace conduct and human rights. The increasing concern over climate change could also result in shifting customer preferences and regulations. Changing customer preferences may result in increased demands or requirements regarding our solutions, products and services, including the use of packaging materials, chemicals and other components in our products. These demands may cause us to incur additional costs or make other changes to our operations, which could adversely affect our financial results. If we fail to manage these requirements in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.
Further, despite our policies to the contrary, our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers, suppliers and partners to do business with us, which could have a material and adverse effect on our business, results of operations and cash flows.
RISKS RELATED TO FINANCIAL PERFORMANCE OR GENERAL ECONOMIC CONDITIONS
Changes in the macroeconomic environment have impacted and may continue to negatively impact our results of operations.
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material and adverse effect on the demand for our products and/or result in significant changes in our product prices. Other factors that could have a material and adverse effect on demand for our products, financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures.
Macroeconomic developments such as adverse economic conditions worldwide or efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions, increased tariffs between the United States and China, Mexico and other countries and the withdrawal of the United Kingdom from the EU, have and may continue to adversely impact our business. Significant inflation and related increases in interest rates have negatively affected our business in recent quarters and could continue in the near future to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry, and could limit our ability to borrow additional funds on satisfactory terms for operations or capital to implement our business strategies; and
•covenants in our debt agreements, including our existing Credit Agreement (as defined herein), limit, among other things, our ability to pay future dividends or make other restricted payments and investments and to incur additional indebtedness, which could restrict our ability to execute on our business strategy or react to the economic environment.
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
In the event we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to refinance our existing debt or incur additional debt to fund our operations on terms acceptable to us or at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to our debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital and increase the interest costs under our existing Credit Agreement.
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
From time to time, we engage in restructuring plans that have resulted and may continue to result in workforce reduction and consolidation of our real estate facilities and our manufacturing footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans may be considered. As a result of our restructurings, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that any future cost reductions or global footprint consolidations will deliver the results we expect, be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.
The effect of geopolitical uncertainties, war, terrorism, natural disasters, public health issues and other circumstances, on national and/or international commerce and on the global economy, could materially and adversely affect our results of operations and financial condition.
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees located in regions known for seismic activity, wildfires and drought conditions. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities. Many of our suppliers and customers are also located in areas with risks of natural disasters. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and results of operations could be materially and adversely affected.
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
We have numerous arrangements with financial institutions that subject us to counterparty default risks, including the capped call transactions, cash and investment deposits, and foreign currency forward exchange contracts and other derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will, voluntarily or involuntarily, default on its performance obligations. In times of market distress in particular, a counterparty may not comply with its contractual commitments that could then lead to it defaulting on its obligations with little or no notice to us, thereby limiting our ability to take action to lessen or cover our exposure. Additionally, our ability to mitigate our counterparty exposures could be limited by the terms of the relevant agreements or because market conditions prevent us from taking effective action. For example, our exposure to the credit risk of the option counterparties to the capped call transactions will not be secured by any collateral. If one of our counterparties, including the option counterparties to the capped call transactions, becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of any such counterparty default, we could incur significant losses, which could have a material and adverse effect on our business, results of operations, or financial condition. Our exposure to counterparty risk with respect to the capped call transactions will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our ordinary shares. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our ordinary shares. We can provide no assurance as to the financial stability or viability of the option counterparties to the capped call transactions.
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
LEGAL, REGULATORY AND COMPLIANCE RISKS
Our business is subject to various laws, regulations and governmental policies that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
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
Our business, particularly our Lyve products and related offerings, is subject to state, federal, and international laws and regulations relating to data privacy, data protection and data security, including security breach notification, data retention, transfer and localization. Laws and regulations relating to these matters evolve frequently and their scope may change through new legislation, amendments to existing legislation and changes in interpretation or enforcement and may impose conflicting and inconsistent obligations. Any such changes, and any changes to our products or services or manner in which our customers utilize them may result in new or enhanced costly compliance requirements and governmental or regulatory scrutiny, may limit our ability to operate in certain jurisdictions or to engage in certain data processing activities, and may require us to modify our practices and policies, potentially in a material manner, which we may be unable to do in a timely or commercially reasonable manner or at all.

Further, the sale and manufacturing of products in certain countries subjects us and our suppliers to local and international laws and regulations governing protection of the environment, including those governing climate change, discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. If additional or more stringent requirements are imposed on us and our suppliers in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material and adverse effect on our financial condition or results of operations.
As the laws and regulations to which we are subject continue to change and vary greatly from jurisdiction to jurisdiction, compliance with such laws and regulations may be onerous, may create uncertainty as to how they will be applied and interpreted, and may continue to increase our cost of doing business globally.
Some of our products and services are subject to export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any changes to or violation of these laws could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (“EAR”) administered by BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The United States, through BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the United States, China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into a Settlement Agreement with BIS (the “Settlement Agreement”) that resolved BIS’ allegations regarding our sales of hard disk drives to Huawei. We agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR, and have completed the first audit. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Despite our best efforts to comply with the terms of the Settlement Agreement, we may fail to do so. Failure to comply with the Settlement Agreement could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting our products subject to the EAR outside of the United States, and could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
Despite our best efforts to comply with all applicable export control and sanctions laws and regulations, we may discover additional violations. From time to time, we have voluntarily self-reported potential export violations to OFAC or BIS. Although voluntary self-disclosure is considered a mitigating factor by OFAC and BIS, in light of the Settlement Agreement, we may be subject to increased penalties. If we were ever found to have violated applicable export control or sanctions laws, we may be subject to penalties which could have a material and adverse impact on our business, results of operations, financial condition and cash flows. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded in the future. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in the Asia Pacific region and other geographies that have been the recent focus of changes in U.S. export control policies. Various U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips, computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially and adversely affect our business, results of operations, financial condition and cash flows.
Other countries also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to sell or distribute our products and services or could limit our partners’ or customers’ ability to sell or use our products and services in those countries, which could materially and adversely affect our business, results of operations, financial condition and cash flows. Violations of these regulations may result in significant penalties and fines. Changes in our products and services or future changes in export and import regulations may create delays in the introduction of our products and services in those countries, prevent our customers from deploying our products and services globally or, in some cases, prevent the export or import or sale of our products and services to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, in the countries where we operate could result in decreased use of our products and services by, or in our decreased ability to export or sell our products and services to, new or existing customers, which could materially and adversely affect our business, results of operations, financial condition and cash flows.
Our business is exposed to risks associated with litigation, investigations and regulatory proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings arising in the normal course of business. See “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies” contained in this Annual Report for a description of material legal proceedings. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
In addition, regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors or agents will not violate these or other applicable laws, rules and regulations to which we are and may be subject. Actual or perceived violations of these laws and regulations could lead to significant penalties, restraints on our export or import privileges, monetary fines, government investigations, disruption of our operating activities, damage to our reputation and corporate brand, criminal proceedings and regulatory or other actions that could materially and adversely affect our results of operations. The political and media scrutiny surrounding a governmental investigation for the violation of such laws, even if an investigation does not result in a finding of violation, could cause us significant expense and collateral consequences, including reputational harm, that could have an adverse impact on our business, results of operations and financial condition.
Tax-related matters could have a material and adverse effect on our business, results of operations or financial condition.
We are subject to income taxes, as well as indirect taxes and other tax claims in tax regimes we are subject to or operate under. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Any changes in tax laws and regulations could have a material and adverse effect on our tax obligations and effective tax rate.
In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. The member states of the European Union agreed to implement the OECD’s Pillar Two framework, which imposes a global corporate minimum tax rate of 15%. In December 2022, the Council of the European Union ("EU") formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. The United Kingdom and certain other jurisdictions in which we operate have enacted legislation to implement Pillar Two. Other countries may also adopt the Pillar Two framework. The enactment of Pillar Two legislation is not expected to have a material and adverse effect on the Company's financial statements in the initial year of enactment. These changes may materially increase the level of income tax in future periods, especially for jurisdictions in which we currently have tax incentives, such as Singapore and Thailand.
In addition, we are subject to examinations of our income tax returns in tax regimes we are subject to or operate under. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial condition and results of operations.
Our future effective tax rate may also be affected by a variety of factors, including changes in our business or statutory rates, the mix of earnings in countries with differing statutory tax rates, available tax incentives, credits and deductions, the expiration of statutes of limitations, changes in accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, the estimates of our deferred tax assets and liabilities and deferred tax asset valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for business combinations, as well as changes in the domestic or international organization of our business and structure.
Changes in U.S. trade policy, including the imposition of sanctions or tariffs and the resulting consequences, may have a material and adverse impact on our business and results of operations.
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
We are subject from time-to-time to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers, in connection with the manufacturing, use, sale or offering for sale of our products. Intellectual property litigation can be expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, which may cause actual results to differ materially from our expectations. Some of the actions that we face from time-to-time seek injunctions against the sale of our products and/or substantial monetary damages, which, if granted or awarded, could materially harm our business, financial condition and operating results.
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies” contained in this report for a description of material intellectual property proceedings.
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
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage, store and otherwise process various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on Lyve, our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, maintenance and other processing of data, such as damage, corruption, loss, unavailability, unauthorized acquisition and other processing, and other security risks, including risks of disruptions to our platform or security breaches and incidents impacting our digital infrastructure and data, will continue to increase.

Despite the measures we and our vendors put in place designed to protect our computer equipment, data and systems, our customers, suppliers, employees or other third parties have been and may continue to be vulnerable to phishing and other forms of social engineering attacks, employee or contractor error, hacking, cyberattacks, ransomware and other malware, malfeasance, system error or other irregularities or incidents, including from attacks or breaches and incidents at third party vendors we utilize. In addition, the measures we and our vendors take may not be sufficient for all eventualities. Threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may be subject to cyberattacks created with AI. For example, attacks could be crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering or by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition, or could result from our or our customers or business partners incorporating the output of an AI tool, such as malicious code from an AI-generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, have been and may in the future be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. Additionally, there have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our suppliers’ or other vendors’ systems, networks, or other components or infrastructure have not been compromised or do not contain exploitable defects, bugs or vulnerabilities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques.

We and our vendors may be unable to anticipate or prevent these attacks and other threats, react in a timely manner, or implement adequate preventive measures, and we and they may face delays in detection or remediation of, or other responses to, security breaches and other security-related incidents. The costs to eliminate or address security problems and security vulnerabilities before or after a security breach or incident may be significant. Certain legacy IT systems may not be easily remediated, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation and other aspects of our efforts to address any attack, compromise, breach or incident may not be successful and could result in interruptions, delays or cessation of service. Security breaches or incidents and unauthorized access to, or loss, corruption, unavailability, or processing of data we and our vendors maintain or otherwise process has exposed us and could expose us, or our vendors, customers or other third parties to a risk of loss or misuse of this data. Any actual or perceived breach incident could result in litigation or governmental investigations, fines, penalties, indemnity obligations and other potential liability and costs for us, materially damage our brand, cause us to lose existing or potential customers, impede critical functions or otherwise materially harm our business, results of operations and financial condition.
Additionally, defending against claims, litigation or regulatory inquiries or proceedings relating to any actual or potential security breach or other security incident, regardless of merit, could be costly and divert attention of key personnel. We cannot ensure that any provisions in our contracts with customers or others relating to limitations of liability would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any claim. The insurance coverage we maintain that is intended to address certain data security risks may be insufficient to cover all types of claims or losses that may arise and has been increasing in price over time. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all.
We must successfully implement our new global enterprise resource planning system and maintain and upgrade our information technology (“IT”) systems, and our failure to do so could have a material and adverse effect on our business, financial condition and results of operations.
We are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”) which has required and will continue to require significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design and implementation of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase security risks, and may have a material and adverse effect on our business, financial condition and results of operations.
RISKS RELATED TO OWNING OUR ORDINARY SHARES
The price of our ordinary shares may be volatile and could decline significantly.
The market price of our ordinary shares has fluctuated and may continue to fluctuate or decline significantly in response to various factors, some of which are beyond our control, including:
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
•the issuance of our ordinary shares upon exchange of some or all of our outstanding exchangeable notes for amounts in excess of the principal amount;
•actual or perceived security breaches or incidents or security vulnerabilities;
•actual or anticipated changes in the credit ratings of our indebtedness by rating agencies; and
•the sale of our ordinary shares held by certain equity investors or members of management.
In addition, in the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. Similar litigation has been pursued against us, and it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our results of operations, financial condition and liquidity.

Any decision to reduce or discontinue the payment of cash dividends to our shareholders or the repurchase of our ordinary shares pursuant to our previously announced share repurchase program could cause the market price of our ordinary shares to decline significantly.
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the end of fiscal year 2024 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We have implemented a cybersecurity risk management program designed to identify, assess and manage material risks from cybersecurity threats based on relevant industry standards. The cybersecurity program is reviewed at least annually by the Audit and Finance Committee (as defined below) and organizational leaders, as well as whenever there is a material change in our business practices or a change in applicable law that may reasonably affect our response procedures. In addition, we regularly assess the design and operational effectiveness of the program’s key processes and controls, including our preparedness to respond to cybersecurity incidents that may adversely affect the confidentiality, integrity or availability of our information systems or any information residing therein.
Cybersecurity risk management is an important part of our overall risk management efforts. We conduct mandatory cybersecurity awareness training for all employees, regardless of level or title, each year and provide additional training for designated roles, such as incident response personnel and senior management, on a case-by-case basis. We perform enterprise and site tabletop exercises annually to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness. Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall risk management program.
We periodically engage independent security firms and other third-party experts, where appropriate, to assess, test and certify components of our cybersecurity program, and to otherwise assist with aspects of our cybersecurity processes and controls. As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches and incidents, cyberattacks and other related matters.
In addition, we maintain a third-party cyber risk management process for vendors including, among other things, a security assessment and contracting program for vendors based on our assessment of their risk profile and periodic monitoring regarding adherence to applicable cybersecurity standards. We require our third-party service providers and suppliers to implement and maintain appropriate security measures commensurate with their risk profile and the scope of work being performed. We reassess third-party risk profiles periodically, request changes as we deem necessary based on that review, and require all third parties to promptly report any suspected breach of their security measures that may affect us.
As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our security measures, however, we are unable to eliminate all cybersecurity threats. Accordingly, there can be no assurance that we have not experienced undetected security breaches or incidents, or that we will not experience a security breach or incident in the future. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Governance
Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Finance Committee of the Board (the “Audit and Finance Committee”) oversight of cybersecurity and other information technology risks, including our plans designed to mitigate cybersecurity risks and to respond to data breaches.
The Audit and Finance Committee receives regular reports (at least quarterly) from our Chief Information Security Officer (“CISO”) and our Senior Vice President and Chief Information Officer (“CIO”) on cybersecurity matters. These reports include a range of topics, including, as applicable, our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of any ongoing cybersecurity or other enterprise security risk management initiatives, incident reports and the results of internal and external assessments of our information systems. The Audit and Finance Committee also annually reviews the adequacy and effectiveness of our information and technology security processes and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates from our internal audit function on the results of our cybersecurity audits and related mitigation activities.
The Audit and Finance Committee reports to the Board regarding its activities, including those related to cybersecurity. The Board also receives a briefing from management on our cyber risk management program at least annually. Board members receive presentations on cybersecurity matters from our CISO and CIO, information security team or external experts as part of the Board’s continuing education on topics that impact public companies.
At the management level, our CISO leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our material risks from cybersecurity threats. In performing his role, our CISO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.
Our CISO reports to our CIO who, in turn, reports directly to our CFO. Our CISO is an experienced cybersecurity executive with more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams.

ITEM 2.PROPERTIES
Our principal executive offices are located in Singapore. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota and Singapore. Our leased facilities are occupied under leases that expire on various dates through 2068.
Our material manufacturing, product development and marketing and administrative facilities at June 28, 2024 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Leased	575,000	Product development, marketing and administrative and operational offices
Colorado	Leased	533,000	Product development, administrative and operational offices
Minnesota	Owned/Leased	1,168,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	707,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,511,000	Manufacture of media, administrative and operational offices
Ayer Rajah	Leased	440,000	Product development, administrative and operational offices
Thailand
Korat	Owned/Leased	2,706,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	453,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2068.
As of June 28, 2024, we owned or leased a total of approximately 9.6 million square feet of space worldwide. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
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
As of July 30, 2024, there were approximately 467 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2024 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 28, 2019 to June 28, 2024. This is compared with the cumulative total return of the Dow Jones U.S. Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on June 28, 2019, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

**COMPARISON OF 60 MONTH**
**CUMULATIVE TOTAL RETURN**
**Among Seagate Technology Holdings plc, The S&P 500 Index**
**And The Dow Jones U.S. Computer Hardware Index**

600
500
400
300
200
100
0
6/28/2019
7/3/2020
7/2/2021
7/1/2022
6/30/2023
6/28/2024
Seagate Technology Holdings plc
S&P 500
Dow Jones U.S. Computer Hardware

	6/28/2019	7/3/2020	7/2/2021	7/1/2022	6/30/2023	6/28/2024
Seagate Technology Holdings plc	$100.00	$105.72	$202.47	$165.96	$155.86	$269.17
S&P 500	100.00	107.51	151.36	135.29	161.80	201.54
Dow Jones U.S. Computer Hardware	100.00	172.98	263.92	263.30	370.43	415.35

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

Certain Taxation Considerations Under Singapore Law
Dividend distributions by Seagate to its shareholders are not subject to withholding tax, as Singapore currently does not levy a withholding tax on dividend distributions. Additionally, there is no tax on capital gains under current Singapore tax law, and thus any capital gains from disposal of shares are not taxable in Singapore. There is no reciprocal income tax treaty between the United States and Singapore regarding withholding taxes on dividends and capital gains.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with our Constitution.
As of June 28, 2024, $1.9 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal year ended June 28, 2024, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1st Quarter through 3rd Quarter of Fiscal Year 2024	1	—	1	$1,891
March 30, 2024 through April 26, 2024	—	—	—	1,891
April 27, 2024 through May 31, 2024	—	—	—	1,890
June 1, 2024 through June 28, 2024	—	—	—	1,883
Through 4th Quarter of Fiscal Year 2024	1		1	$1,883
___________________________________
(1) For the fiscal year 2024, the total number of shares repurchased is approximately 1 million, primarily related to the tax withholding from the vesting of restricted stock units.
ITEM 6.[Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended June 28, 2024 and June 30, 2023. Discussions of year-to-year comparisons between fiscal years 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 4, 2023.
You should read this discussion in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2024 and 2023 both comprised of 52 weeks and ended on June 28, 2024 and June 30, 2023, respectively. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of Fiscal Year 2024. Highlights of events in fiscal year 2024 that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing fiscal years 2024 and 2023.
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

Overview of Fiscal Year 2024
During fiscal year 2024, we shipped 398 exabytes of HDD storage capacity. We generated revenue of approximately $6.6 billion with a gross margin of 23%. Our operating cash flow was $918 million and we paid $585 million in dividends. We issued $1.5 billion of exchangeable notes to primarily retire our term loans of $1.3 billion. Additionally, in April 2024, we sold certain intellectual property, equipment and other assets related to the design, development and manufacture of our System-on-Chip (“SoC”) products to Avago Technologies International Sales Pte. Limited, a subsidiary of Broadcom Inc., for $600 million and we recorded a net gain of $313 million from this business divestiture. In connection with the transaction, the Company also restructured certain pre-existing purchase agreements. Refer to “Item 8. Financial Statements and Supplementary Data—Note 18. Divestiture” for more details.
Recent Developments, Economic Conditions and Challenges
During fiscal year 2024, we experienced ongoing recovery within the global cloud market, reflecting continued improvement in end-market demand. Demand recovery for our high capacity nearline drives has been faster than anticipated, which has extended product lead times and led to tighter overall supply conditions. We continued to exercise cost discipline and implement pricing actions to improve operational efficiency and profitability. We believe that we are in the early stage of an industry-wide demand recovery and AI application deployment, however we expect the macroeconomic environment to remain dynamic and continue to impact our business and results of operations.
For a further discussion of the uncertainties and business risks, see “Part I, Item 1A. Risk Factors” of our Annual Report.
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
Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023
Revenue	$6,551	$7,384
Cost of revenue	5,015	6,033
Gross profit	1,536	1,351
Product development	654	797
Marketing and administrative	460	491
Amortization of intangibles	—	3
BIS settlement penalty	—	300
Restructuring and other, net	(30)	102
Income (loss) from operations	452	(342)
Other expense, net	(7)	(154)
Income (loss) before income taxes	445	(496)
Provision for income taxes	110	33
Net Income (loss)	$335	$(529)

	Fiscal Years Ended
	June 28, 2024	June 30, 2023
Revenue	100%	100%
Cost of revenue	77	82
Gross margin	23	18
Product development	10	11
Marketing and administrative	7	7
Amortization of intangibles	—	—
BIS settlement penalty	—	4
Restructuring and other, net	—	1
Operating margin	6	(5)
Other expense, net	—	(2)
Income (loss) before income taxes	6	(7)
Provision for income taxes	2	—
Net Income (loss)	4%	(7)%
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023
Revenues by Channel (%)
OEMs	75%	74%
Distributors	15%	15%
Retailers	10%	11%
Revenues by Geography (%) (1)
Asia Pacific	53%	45%
Americas	35%	41%
EMEA	12%	14%
Revenues by Market (%)
Mass capacity	72%	66%
Legacy	18%	21%
Other	10%	13%

HDD Exabytes Shipped by Market
Mass capacity	355	380
Legacy	43	61
Total	398	441

HDD Price per Terabyte	$15	$15
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Change	% Change
Revenue	$6,551	$7,384	$(833)	(11)%
Revenue in fiscal year 2024 decreased approximately 11%, or $833 million, from fiscal year 2023, primarily due to a decrease in exabytes shipped as a result of lower broad-based market demand, slightly offset by an increase in revenue driven by favorable pricing actions undertaken by the Company.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Change	% Change
Cost of revenue	$5,015	$6,033	$(1,018)	(17)%
Gross profit	1,536	1,351	185	14%
Gross margin	23%	18%
For fiscal year 2024, gross margin increased compared to the prior fiscal year primarily driven by favorable pricing actions undertaken by the Company and product mix, a $90 million reduction in factory underutilization charges which included the decrease in depreciation expense due to the extension of useful lives of certain manufacturing equipment, a decrease of $47 million in accelerated depreciation expense for certain capital equipment, a decrease of $21 million in order cancellation fees and $7 million pandemic-related lockdown charges in one of our factories in fiscal year 2023 that did not recur in fiscal year 2024, partially offset by lower exabytes shipped.
In the fiscal year 2024, total warranty cost was 0.8% of revenue and included an unfavorable change in estimates of prior warranty accruals of 0.1% of revenue primarily due to changes to our estimated future product return rates. Warranty cost related to new shipments was 0.8%, 0.7% and 0.7% of revenue for the fiscal years 2024, 2023 and 2022, respectively.
Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Change	% Change
Product development	$654	$797	$(143)	(18)%
Marketing and administrative	460	491	(31)	(6)%
Amortization of intangibles	—	3	(3)	*
BIS settlement penalty	—	300	(300)	*
Restructuring and other, net	(30)	102	(132)	(129)%
Operating expenses	$1,084	$1,693	$(609)
______________________________
*Not a meaningful figure
Product Development Expense. Product development expenses for fiscal year 2024 decreased by $143 million from fiscal year 2023 primarily due to a $112 million decrease in compensation and other employee benefits as a result of workforce and temporary salary reductions, a $49 million decrease in depreciation expense and a $7 million decrease in materials expense, partially offset by a $24 million increase in lease expense as we sold and leased back certain properties.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2024 decreased by $31 million from fiscal year 2023 primarily due to a $17 million decrease in compensation and other employee benefits as a result of workforce and temporary salary reductions, a $12 million decrease in advertising costs, a $6 million decrease in outside services expense, a $5 million decrease in travel expense, partially offset by a $7 million recovery in the December 2022 quarter of an accounts receivable previously written off in prior years and a $3 million increase in depreciation expense.
Restructuring and Other, net. Restructuring and other, net for fiscal year 2024 was a benefit of $30 million primarily related to the net gain from the sale and leaseback transaction during the December 2023 quarter. The restructuring plans were substantially completed by the end of fiscal year 2023.

Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Change	% Change
Other expense, net	$7	$154	$(147)	(95)%
Other expense, net for fiscal year 2024 decreased by $147 million compared to fiscal year 2023 primarily due to a $313 million gain from the sale of SoC operations (refer to “Item 8. Financial Statements and Supplementary Data—Note 18. Divestiture” for more details), a $104 million of net gain recognized from the termination of interest rate swaps associated with the repayment of term loans and a $5 million net increase in interest income in fiscal year 2024. The decrease is partially offset by a $190 million of net gain recognized from the early redemption of debt in fiscal year 2023, a $41 million increase in net loss from equity investments, a $29 million net loss recognized from early redemption of debt and a $19 million net increase in interest expense in fiscal year 2024.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Change	% Change
Provision for income taxes	$110	$33	$77	233%
We recorded an income tax provision of $110 million for fiscal year 2024 compared to an income tax provision of $33 million for fiscal year 2023.
During the third quarter of fiscal year 2024, we established Singapore as our principal executive offices. Our parent holding company owns various U.S. and non-Singaporean subsidiaries that operate in multiple non-Singaporean income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Singapore and Thailand. These tax incentives are scheduled to expire in whole or in part at various dates through fiscal year 2036. Certain tax incentives may be extended if specific conditions are met.
Since we established Singapore as our principal executive offices in fiscal year 2024, the Singaporean statutory rate of 17% is used for purposes of the reconciliation between the provision for income taxes at the statutory rate and our effective tax rate. For fiscal years 2023 and 2022, a notional Irish statutory rate of 25% was used.
Our income tax provision recorded for fiscal years 2024 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of (i) changes in valuation allowance and (ii) current year generation of research credits. Our income tax provision recorded for fiscal year 2023 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) current year generation of research credits.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs and capital expenditures, will allow us to manage the ongoing impact of market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the global economic factors.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of June 28, 2024. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements among others, see “Part I, Item 1A. Risk Factors” of our Annual Report.

Cash and Cash Equivalents

	As of
(Dollars in millions)	June 28, 2024	June 30, 2023	Change
Cash and cash equivalents	$1,358	$786	$572
The following table summarizes results from the Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023
Net cash flow provided by (used in):
Operating activities	$918	$942
Investing activities	126	217
Financing activities	(473)	(988)
Effect of foreign currency exchange rates	1	—
Net increase in cash, cash equivalents and restricted cash	$572	$171
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2024 was $918 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, net gain from business divestiture and:
•an increase of $243 million in other assets and liabilities, primarily related to the restructuring of pre-existing purchase agreements as a result of the sale of SoC operations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 18. Divestiture” for more details;
•an increase of $227 million in accounts payable, primarily due to timing of payments;
•a decrease of $192 million in accounts receivable, primarily due to lower revenue and higher accounts receivable factoring; and
•an increase of $25 million cash proceeds received from the settlement of certain interest rate swap agreements; partially offset by
•a decrease of $183 million in accrued expenses primarily due to lower restructuring activities; and
•an increase of $99 million in inventories, primarily due to an increase in raw materials and work in progress inventory.
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
Cash Used in Investing Activities
In fiscal year 2024, we received $126 million for net cash investing activities, which was primarily due to the proceeds from the sale of SoC operations of $326 million (refer to “Item 8. Financial Statements and Supplementary Data—Note 18. Divestiture” for more details), $40 million from the sale of assets and $14 million from the sale of investments, offset by payments for the purchase of property, equipment and leasehold improvements of $254 million.

In fiscal year 2023, we received $217 million for net cash investing activities, which was primarily due to proceeds of $534 million from the sale of assets, offset by payments for the purchase of property, equipment and leasehold improvements of $316 million.
Cash Used in Financing Activities
Net cash used in financing activities of $473 million for fiscal year 2024 was primarily attributable to the following activities:
•$1.3 billion repurchases of long-term debt;
•$585 million in dividends paid to our shareholders;
•$128 million debt fees relating to issuance of long-term debt and capped call transaction; and
•$38 million taxes paid related to net share settlement of equity awards; partially offset by
•$1.5 billion in net proceeds from the issuance of long-term debt; and
•$66 million in proceeds from the issuance of ordinary shares under employee stock plans.
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
Liquidity Sources
Our primary sources of liquidity as of June 28, 2024, consist of: (1) approximately $1.4 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined below).
As of June 28, 2024, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of June 28, 2024, the Credit Agreement includes two financial covenants: (1) interest coverage ratio and (2) net leverage ratio. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants. As of June 28, 2024, we were in compliance with all of the covenants under our debt agreements. Refer to “Part II, Item 8. Financial Statements—Note 4. Debt” for more details.
As of June 28, 2024, cash and cash equivalents held by our subsidiaries was $1.4 billion. This amount is potentially subject to taxation in Singapore upon repatriation by means of a dividend into our parent company, unless certain exemption is given, or a special approval is granted by the Ministry of Finance in Singapore. However, it is our intent to indefinitely reinvest earnings of subsidiaries outside of Ireland and Singapore. Our current plans do not demonstrate a need to repatriate such earnings by means of a taxable dividend. Should funds be needed in the parent company and should we be unable to fund parent company activities through means other than a taxable dividend, we would be required to accrue and pay taxes on such dividend.
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
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of June 28, 2024, we had unconditional purchase obligations of approximately $1.2 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.2 billion of these commitments to be paid within one year. In addition, we also had certain long-term market share based non-cancellable inventory purchase commitments as of June 28, 2024.
We recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. By the end of fiscal year 2024, the cumulative unpaid order cancellation fees on the Consolidated Balance Sheets were $93 million, with $39 million in Accrued expenses and $54 million in Accounts payable, all of which is expected to be paid within one year. In certain instances, our unpaid order cancellation fees may change based on the expected timing or ongoing negotiations with our suppliers.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of June 28, 2024, we had unconditional commitments of $161 million primarily related to purchases of equipment, of which approximately $99 million is expected to be paid within one year. For fiscal year 2025, we expect capital expenditures to be higher than fiscal year 2024.
Operating leases
We are a lessee in several operating leases related to real estate facilities for warehouse, office and lab space. As of June 28, 2024, the amount of future minimum rent expense for both occupied and vacated facilities under non-cancelable operating lease contracts was $564 million, of which $63 million is expected to be paid within one year. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Leases” for details.
Long-term debt and interest payments on debt
As of June 28, 2024, the future principal payment obligation on our long-term debt was $5.7 billion, of which $479 million will mature within one year. As of June 28, 2024, future interest payments on this outstanding debt is estimated to be approximately $2.0 billion, of which $323 million is expected to be paid within one year. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $195 million thereafter. Refer to “Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies” for more details.
Restructuring
During the fiscal year ended June 28, 2024, we made cash payments of $116 million, primarily related to workforce reduction costs under our restructuring plans.
As of June 28, 2024, the future cash payments related to our remaining active restructuring plans were $4 million, all of which is expected to be paid within one year.
Income Tax
As of June 28, 2024, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $8 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Dividends
On July 23, 2024, our Board of Directors declared a quarterly cash dividend of $0.70 per share, which will be payable on October 7, 2024 to shareholders of record as of the close of business on September 23, 2024. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During fiscal year 2024, we repurchased approximately 1 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of June 28, 2024, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in “Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Consolidated Financial Statements. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Based on this definition, our most critical accounting policies include: Revenue - Sales Program Accruals and Income Taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to warranty, uncollectible customer accounts, valuation of inventories, assessing goodwill and other long-lived assets for impairment, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
Revenue - Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer's volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve estimating the most likely amount of rebates related to a customer's level of sales, order size, advertising or point of sale activity as well as the expected value of price protection adjustments based on historical analysis and forecasted pricing environment. Total sales programs were 16% and 17% of gross revenue in fiscal years 2024 and 2023, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior periods were approximately 1% of gross revenue in fiscal years 2024 and 2023, respectively.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of June 28, 2024, we had no available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. We had no impairments related to credit losses for available-for-sale investments as of June 28, 2024.
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
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of June 28, 2024.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at June 28, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$388	$—	$—	$—	$—	$—	$388	$338
Average interest rate	5.31%	—%	—%	—%	—%	—%	5.31%
Other debt securities
Fixed rate	$—	$15	$—	$—	$—	$—	$15	$15
Debt
Fixed rate	$479	$—	$505	$1,500	$495	$2,750	$5,729	$6,342
Average interest rate	4.75%	—%	4.88%	3.50%	4.09%	7.38%	5.64%
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
For more information about our debt and use of derivative instruments, see “Item 8. Financial Statements and Supplementary Data—Note 8. Derivative Financial Instruments” of this Annual Report.

The table below provides information as of June 28, 2024 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$141	$1.35	$—
Chinese Renminbi	29	7.10	1
Thai Baht	21	35.24	(1)
British Pound Sterling	9	0.78	—
Total	$200		$—
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 28, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,358	$786
Accounts receivable, net	429	621
Inventories, net	1,239	1,140
Other current assets	306	358
Total current assets	3,332	2,905
Property, equipment and leasehold improvements, net	1,614	1,706
Goodwill	1,219	1,237
Deferred income taxes	1,037	1,117
Other assets, net	537	591
Total Assets	$7,739	$7,556
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$1,786	$1,603
Accrued employee compensation	106	100
Accrued warranty	74	78
Current portion of long-term debt	479	63
Accrued expenses	654	748
Total current liabilities	3,099	2,592
Long-term accrued warranty	75	90
Other non-current liabilities	861	685
Long-term debt, less current portion	5,195	5,388
Total Liabilities	9,230	8,755
Commitments and contingencies (See Notes 12, 14 and 15)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,471	7,373
Accumulated other comprehensive (loss) income	(2)	98
Accumulated deficit	(8,960)	(8,670)
Total Shareholders’ Deficit	(1,491)	(1,199)
Total Liabilities and Shareholders’ Deficit	$7,739	$7,556
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Revenue	$6,551	$7,384	$11,661

Cost of revenue	5,015	6,033	8,192
Product development	654	797	941
Marketing and administrative	460	491	559
Amortization of intangibles	—	3	11
BIS settlement penalty	—	300	—
Restructuring and other, net	(30)	102	3
Total operating expenses	6,099	7,726	9,706

Income (loss) from operations	452	(342)	1,955

Interest income	15	10	2
Interest expense	(332)	(313)	(249)
Net gain from termination of interest rate swap	104	—	—
Net gain from business divestiture	313	—	—
Net (loss) gain from early redemption of debt	(29)	190	—
Other, net	(78)	(41)	(29)
Other expense, net	(7)	(154)	(276)

Income (loss) before income taxes	445	(496)	1,679
Provision for income taxes	110	33	30
Net income (loss)	$335	$(529)	$1,649

Net income (loss) per share:
Basic	$1.60	$(2.56)	$7.50
Diluted	$1.58	$(2.56)	$7.36
Number of shares used in per share calculations:
Basic	209	207	220
Diluted	212	207	224
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Net income (loss)	$335	$(529)	$1,649
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(13)	65	48
(Gains) losses reclassified into earnings	(90)	(13)	21
Net change	(103)	52	69
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	1	11	6
Losses (gains) reclassified into earnings	1	(1)	2
Net change	2	10	8
Foreign currency translation adjustments	1	—	—
Total other comprehensive (loss) income, net of tax	(100)	62	77
Comprehensive income (loss)	$235	$(467)	$1,726
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
OPERATING ACTIVITIES
Net income (loss)	$335	$(529)	$1,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	513	451
Share-based compensation	127	115	145
Net loss (gain) from redemption and repurchase of debt	7	(204)	—
Net gain from business divestiture	(313)	—	—
Deferred income taxes	78	10	(9)
Other non-cash operating activities, net	34	(125)	64
Changes in operating assets and liabilities:
Accounts receivable, net	192	911	(374)
Inventories, net	(99)	425	(361)
Accounts payable	227	(421)	228
Accrued employee compensation	6	(152)	(30)
BIS settlement penalty	(45)	—	—
Accrued expenses, income taxes and warranty	(138)	101	(26)
Other assets and liabilities	243	298	(80)
Net cash provided by operating activities	918	942	1,657
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(254)	(316)	(381)
Proceeds from the sale of assets	40	534	—
Purchases of investments	—	(1)	(18)
Proceeds from sale of investments	14	—	47
Proceeds from business divestiture	326	—	—
Net cash provided by (used in) investing activities	126	217	(352)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,288)	(1,578)	(701)
Proceeds from issuance of long-term debt	1,500	1,600	1,200
Dividends to shareholders	(585)	(582)	(610)
Repurchases of ordinary shares	—	(408)	(1,799)
Taxes paid related to net share settlement of equity awards	(38)	(44)	(51)
Proceeds from issuance of ordinary shares under employee stock plans	66	68	68
Other financing activities, net	(128)	(44)	(6)
Net cash used in financing activities	(473)	(988)	(1,899)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	572	171	(594)
Cash, cash equivalents and restricted cash at the beginning of the year	788	617	1,211
Cash, cash equivalents and restricted cash at the end of the year	$1,360	$788	$617
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$303	$327	$244
Cash paid for income taxes, net of refunds	$30	$32	$33
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
For Fiscal Years Ended June 28, 2024, June 30, 2023 and July 1, 2022
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at July 2, 2021	227	$—	$6,977	$(41)	$(6,305)	$631
Net income	—	—	—	—	1,649	1,649
Other comprehensive income	—	—	—	77	—	77
Issuance of ordinary shares under employee stock plans	4	—	68	—	—	68
Repurchases of ordinary shares	(20)	—	—	—	(1,806)	(1,806)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(51)	(51)
Dividends to shareholders ( $2.77 per ordinary share)	—	—	—	—	(604)	(604)
Share-based compensation	—	—	145	—	—	145
Balance at July 1, 2022	210	—	7,190	36	(7,117)	109
Net loss	—	—	—	—	(529)	(529)
Other comprehensive income	—	—	—	62	—	62
Issuance of ordinary shares under employee stock plans	3	—	68	—	—	68
Repurchases of ordinary shares	(5)	—	—	—	(400)	(400)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(44)	(44)
Dividends to shareholders ($2.80 per ordinary share)	—	—	—	—	(580)	(580)
Share-based compensation	—	—	115	—	—	115
Balance at June 30, 2023	207	—	7,373	98	(8,670)	(1,199)
Net income	—	—	—	—	335	335
Other comprehensive loss	—	—	—	(100)	—	(100)
Issuance of ordinary shares under employee stock plans	4	—	66	—	—	66
Capped calls related to the issuance of exchangeable notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(38)	(38)
Dividends to shareholders ($2.80 per ordinary share)	—	—	—	—	(587)	(587)
Share-based compensation	—	—	127	—	—	127
Balance at June 28, 2024	210	$—	$7,471	$(2)	$(8,960)	$(1,491)
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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Fiscal years 2024, 2023 and 2022 are comprised of 52 weeks and ended on June 28, 2024, June 30, 2023 and July 1, 2022, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026.
Summary of Significant Accounting Policies
Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s highly liquid investments are primarily comprised of money market funds, time deposits and certificates of deposits.
Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents represent cash and cash equivalents held as collateral at banks for various performance obligations.
Allowance for expected credit loss. The Company maintains an allowance for expected credit loss relating to its accounts receivable based upon expected collectability. This reserve is established based upon historical trends, global macroeconomic conditions, reasonable and supportable forecasts of future conditions and an analysis of specific exposures. The provision for expected credit loss is recorded as a charge to Marketing and administrative expense in the Company’s Consolidated Statements of Operations.
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
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. Effective from the first quarter of fiscal year 2024, the Company changed the useful lives of certain manufacturing equipment from a range of three to seven years to a range of three to ten years based on a review of the technology product roadmap. The effect of this change in estimate increased the net income by $99 million and increased the diluted earnings per share by $0.47 for the fiscal year ended June 28, 2024.
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
Leases. The Company determines if an arrangement is a lease or contains a lease at inception. Right-of-use (“ROU”) assets are included in Other assets, net and lease liabilities are included in Accrued expenses and Other non-current liabilities in the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company combines lease and non-lease components for facility leases and does not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less on the Consolidated Balance Sheets.
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
Derivative Financial Instruments. The Company records all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Foreign currency forward exchange contracts are used to economically hedge the foreign currency exposure on forecasted expenditures in currencies other than U.S. dollar. The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities.
The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date. The changes in the fair value of highly effective designated cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings. The Company excludes the change in forward points from the assessment of hedge effectiveness and recognizes the excluded component in Other, net in the Consolidated Statements of Operations. The Company de-designates its cash flow hedges when the forecasted hedged transactions affect earnings or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI on the Company’s Consolidated Balance Sheets are reclassified into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company recognizes the unrealized gains and losses due to the changes in the fair value of derivatives that are not designated as hedging instruments or are not assessed to be highly effective in Other, net in the Consolidated Statements of Operations. The Company recognizes gains and losses from foreign currency forward exchange contracts within Other non-cash operating activities in the Consolidated Statements of Cash Flows.
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
At the end of the reporting period, the Company has unfulfilled product purchase orders which represent performance obligations not delivered, or partially undelivered under existing customer contracts. Some of these purchase orders are non-cancellable in nature. As of June 28, 2024, all non-cancellable purchase orders are less than one year in duration and are expected to be fulfilled in the next twelve months. The Company applied optional exemption to not disclose the value of these remaining performance obligations as they are part of a contract that has an original expected duration of one year or less.
The Company expenses sales commissions as incurred because the amortization period would have been one year or less. These costs are recorded as Marketing and administrative in the Company’s Consolidated Statements of Operations.
Restructuring Costs. The Company incurs restructuring costs in connection with workforce reductions, consolidation or closure of facilities and other exit costs. The Company records employee termination liabilities when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other costs associated with a restructuring plan or exit or disposal activities are recognized in the period in which the liability is incurred or the asset is impaired.
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $18 million, $30 million and $34 million in fiscal years 2024, 2023 and 2022, respectively.
Share-Based Compensation. The Company accounts for share-based compensation at fair value, net of estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards. The Company estimates the fair value of granted share options, restricted share units (“RSUs”), and performance-based share units (“PSUs”) subject to a performance goal related to the Company’s adjusted earnings per share using the Black-Scholes-Merton valuation model and a single share award approach. The Company estimates the fair value of PSUs related to the Company’s return on invested capital and total shareholder return using a Monte Carlo simulation valuation model. Share-based compensation expense for share options and RSUs with only a service condition is recognized on a straight-line basis over the requisite service period. The expense for PSUs with both a service condition and a performance or market condition is recognized on a graded vesting basis.

Accounting for Income Taxes. The Company records a provision or benefit for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of the enactment. The Company periodically reassesses the need for valuation allowances on the deferred tax assets, considering both positive and negative evidence to evaluate whether it is more likely than not that all or a portion of such assets will not be realized.
The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.
Equity Investments. From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives, which are accounted for either under equity method or the measurement alternative. These investments are included in Other assets, net in the Company's Consolidated Balance Sheets and are subsequently adjusted through Other, net in the Consolidated Statements of Operations.
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
Foreign Currency Remeasurement and Translation. The U.S. dollar is the functional currency for the majority of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the balance sheet date at exchange rates in effect at the end of each period. The gains and losses from the remeasurement are included in Other, net in the Company's Consolidated Statements of Operations.
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated other comprehensive income, which is a component of Shareholders’ Deficit.
Government Incentives. The Company enters into government incentive arrangements with domestic and foreign, local, regional and national governments, which vary in size, duration and conditions. In fiscal year 2024, approximately $3 million of operating grants were recognized as reductions to Cost of revenue and Product development in the Consolidated Statements of Operations. As of June 28, 2024, the advanced cash grants were $17 million, which were reflected within Accrued expenses in the Company's Consolidated Balance Sheets. In fiscal year 2023, approximately $13 million of operating grants were recognized as reductions to Cost of revenue and Product development in the Consolidated Statements of Operations. The Company also received advanced cash grants of $13 million, which were reflected within Accrued expenses in the Company's Consolidated Balance Sheets as of June 30, 2023.
Use of Estimates
The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are assessed each period and updated to reflect current information, including those related to revenue recognition, share-based compensation, restructuring accruals, provision for taxes, valuation allowance for deferred taxes, provision for expected credit losses, inventory reserves, warranty accruals, and impairment assessments of goodwill, intangible assets and other long-lived assets. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates change, it could adversely affect the Company's results of operations. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for expected credit losses based upon factors surrounding the credit risk of customers, global macroeconomic conditions and an analysis of specific exposures. One customer and two customers accounted for more than 10% of the Company’s accounts receivable as of June 28, 2024 and June 30, 2023, respectively.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and foreign currency forward exchange contracts. The Company maintains the cash and cash equivalents with four major financial institutions and a portion of such balances exceed or are not subject to Federal Deposit Insurance Corporation, or FDIC, insurance limits. The Company mitigates concentrations of credit risk in its financial instruments through diversification, by investing in highly-rated securities and/or major multinational companies.
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
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a roll forward of the related obligations. The Company adopted this guidance during the first quarter of fiscal year 2024, except for the disclosure on rollforward information which will be adopted in fiscal year 2025, in line with the effective adoption date prescribed by the FASB. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have impact on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis but have the option to apply it retrospectively. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have impact on its Consolidated Financial Statements.

2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Consolidated Statements of Cash Flows:

(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Cash and cash equivalents	$1,358	$786	$615
Restricted cash included in Other current assets	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,360	$788	$617
Accounts Receivable, net
The details of the accounts receivable, net were as follows:

(Dollars in millions)	June 28, 2024	June 30, 2023
Accounts receivable	$433	$625
Allowances for expected credit losses	(4)	(4)
Account receivable, net	$429	$621
Activity in the expected credit losses accounts was as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (Credit) to Operations	Balance at End of Period
Fiscal year ended July 1, 2022	$4	—	$4
Fiscal year ended June 30, 2023	$4	—	$4
Fiscal year ended June 28, 2024	$4	—	$4
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount. During fiscal year 2024, the Company sold trade receivables without recourse for cash proceeds of $1.2 billion, of which $294 million remained subject to servicing by the Company as of June 28, 2024. During fiscal year 2023, the Company sold trade receivables without recourse for cash proceeds of $876 million, of which $275 million remained subject to servicing by the Company as of June 30, 2023. The discounts on trade receivables sold were $11 million for fiscal year 2024, $11 million for fiscal year 2023 and immaterial for fiscal year 2022, respectively.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	June 28, 2024	June 30, 2023
Raw materials and components	$270	$241
Work-in-process	831	682
Finished goods	138	217
Total inventories, net	$1,239	$1,140

Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	June 28, 2024	June 30, 2023
Vendor receivables	$110	$167
Other current assets	196	191
Total	$306	$358
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 28, 2024	June 30, 2023
Land and land improvements		$18	$21
Equipment	3 – 10	8,632	8,504
Buildings and leasehold improvements	Up to 30	1,412	1,435
Construction in progress		198	307
Gross property, equipment and leasehold improvements		10,260	10,267
Less: accumulated depreciation and amortization		(8,646)	(8,561)
Property, equipment and leasehold improvements, net		$1,614	$1,706
Depreciation expense, which includes amortization of leasehold improvements, was $264 million, $504 million and $431 million for fiscal years 2024, 2023 and 2022, respectively. In fiscal year 2024, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets which was recorded to Cost of revenue in the Consolidated Statements of Operations. In fiscal year 2023, the Company recognized a charge of $85 million for the accelerated depreciation of certain fixed assets, of which $60 million and $25 million was recorded to Cost of revenue and Product development, respectively, in the Consolidated Statements of Operations. In fiscal year 2022, the accelerated depreciation charge recognized was immaterial. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2024, 2023 and 2022, the Company capitalized interest of $9 million, $8 million and $3 million, respectively.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	June 28, 2024	June 30, 2023
Dividends payable	$147	$145
Other accrued expenses	507	603
Total	$654	$748

Accumulated Other Comprehensive (Loss) Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2022	$51	$(14)	$(1)	$36
Other comprehensive income before reclassifications	65	11	—	76
Amounts reclassified from AOCI	(13)	(1)	—	(14)
Other comprehensive income	52	10	—	62
Balance at June 30, 2023	103	(4)	(1)	98
Other comprehensive (loss) income before reclassifications	(13)	1	1	(11)
Amounts reclassified from AOCI	(90)	1	—	(89)
Other comprehensive (loss) income	(103)	2	1	(100)
Balance at June 28, 2024	$—	$(2)	$—	$(2)
3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1.2 billion as of June 28, 2024 and June 30, 2023. Goodwill divested as a result of the sale of SoC business during fiscal year 2024 was $18 million. Refer to Note 18. Divestiture for more information. There were no other additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2024, 2023 and 2022.
Other Intangible Assets
Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.
In fiscal year 2024, there was no amortization expense for other intangible assets. For fiscal years 2023 and 2022, amortization expense for other intangible assets was $9 million and $20 million, respectively.
There was no net carrying value of other intangible assets subject to amortization as of June 28, 2024 and June 30, 2023.

4.Debt
The following table provides details of the Company’s debt as of June 28, 2024 and June 30, 2023:

(Dollars in millions)	June 28, 2024	June 30, 2023
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	505	504
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	471	465
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	—
Term Loans
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.125% to 2.375%, (the “Term Loan A1”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of September 16, 2025.	—	430
$600 borrowed on October 14, 2021 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A2”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
$600 borrowed on August 18, 2022 at SOFR plus a variable margin ranging from 1.25% to 2.5%, (the “Term Loan A3”), repayable in quarterly installments beginning on December 31, 2022, with a final maturity date of July 30, 2027.	—	430
	5,704	5,487
Less: unamortized debt issuance costs	(30)	(36)
Debt, net of debt issuance costs	5,674	5,451
Less: current portion of long-term debt	(479)	(63)
Long-term debt, less current portion	$5,195	$5,388
___________________________________
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
For the fiscal year ended June 28, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $25 million and immaterial amortization of debt issuance costs.
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net (loss) gain recognized from early redemption of debt in the Company’s Consolidated Statements of Operations. In connection with the repayment of Term Loans, the Company terminated certain interest rate swap agreements. Refer to “Note 8. Derivative Financial Instruments” for more details.
Prior to March 1, 2028, the 2028 Notes are exchangeable at the option of the holders only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the ordinary Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price in effect on each applicable trading day;
•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2028 Notes for each trading day period was less than 98% of the product of the last reported sale price of the ordinary shares and the applicable exchange rate on such trading day; or
•upon the occurrence of specified corporate events described in the indenture with respect to the 2028 Notes.
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
Seagate HDD may redeem the 2028 Notes at its option, in whole but not in part, if Seagate HDD or the Guarantors have, or on the next interest payment date would, become obligated to pay to the holder of any Note additional amounts as a result of certain tax-related events at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date; provided that Seagate HDD may only redeem the 2028 Notes if: (x) Seagate HDD or the relevant Guarantor cannot avoid these obligations by taking commercially reasonable measures available to Seagate HDD or such Guarantor; and (y) Seagate HDD delivers to the Trustee an opinion of outside legal counsel of recognized standing in the relevant taxing jurisdiction attesting to such tax-related event and obligation to pay additional amounts.
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
As of June 28, 2024, the 2028 Notes were not exchangeable. Refer to “Note 13. Net Income (Loss) Per Share” for the potential dilutive impact of the 2028 Notes.

In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The cap price of the capped call transactions will initially be $107.848 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Consolidated Balance Sheets.
Credit Agreement
The credit agreement dated as of February 20, 2019, by and among, Seagate Technology Holdings plc, Seagate HDD, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (as amended from time to time, the “Credit Agreement”) includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. For the fiscal quarter ended June 28, 2024 until the end of the covenant relief period, which terminates on June 27, 2025, the maximum permitted total net leverage ratio is 6.75 to 1.00, and applies only to the extent that the aggregate outstanding amount of revolving loans, swing line loans and the aggregate face amount of certain letters of credit exceeds 25% of the then outstanding revolving commitments in effect (the “Testing Condition”) as of the last day of the fiscal quarter. The maximum permitted total leverage ratio for each fiscal quarter ending after June 27, 2025 is 4.00 to 1.00.
For the fiscal quarter ended June 28, 2024 until the fiscal quarter ending June 27, 2025, the minimum interest coverage ratio is 2.25 to 1.00, and applies only to the extent that the Testing Condition is satisfied as of the last day of the fiscal quarter. The minimum interest coverage ratio is 3.25 to 1.00 for each fiscal quarter ending after June 27, 2025.
Future Principal Payments on Long-term Debt
At June 28, 2024, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2025	$479
2026	—
2027	505
2028	1,500
2029	495
Thereafter	2,750
Total	$5,729
5.Income Taxes
Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
U.S.	$249	$300	$145
Non-U.S.	196	(796)	1,534
	$445	$(496)	$1,679

The provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Current income tax expense:
U.S.	$2	$6	$4
Non-U.S.	30	17	35
Total Current	32	23	39
Deferred income tax expense/(benefit):
U.S.	71	9	3
Non-U.S.	7	1	(12)
Total Deferred	78	10	(9)
Provision for income taxes	$110	$33	$30
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023
Deferred tax assets
Accrued warranty	$37	$38
Inventory carrying value adjustments	32	40
Receivable allowances	9	11
Accrued compensation and benefits	36	43
Capitalized research expenses	—	119
Depreciation	19	40
Restructuring accruals	2	14
Lease liabilities	64	62
Other accruals and deferred items	11	14
Net operating losses	613	542
Tax credit carryforwards	593	619
Capital loss carryforwards	67	—
Other assets	40	1
Gross: Deferred tax assets	1,523	1,543
Less: Valuation allowance	(430)	(370)
Net: Deferred tax assets	1,093	1,173
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(4)	(4)
Acquisition-related items	(1)	(1)
Right-of-use assets	(63)	(62)
Other liabilities	—	(2)
Net: Deferred tax liabilities	(68)	(69)
Total net deferred tax assets	$1,025	$1,104
At June 28, 2024, the Company recorded $1.0 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

The deferred tax asset valuation allowance increased by $60 million in fiscal year 2024, which primarily relates to the generation of capital loss carryforwards which are not likely to be realized.
At June 28, 2024, the Company had U.S. tax net operating loss and credit carryforwards of approximately $3.7 billion and $709 million, respectively, of which approximately $4 million and $22 million, respectively, are scheduled to expire at various dates in fiscal year 2025, if not utilized. At June 28, 2024, the Company had non-U.S. tax net operating loss carryforwards of approximately $411 million, all of which are indefinite lived. As of June 28, 2024, the Company had gross capital loss carryforwards of $294 million, which if not utilized, will expire as of fiscal year 2029.
As of June 28, 2024, approximately $17 million and $18 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code.
We established Singapore as our principal executive offices in fiscal year 2024. The Singaporean statutory tax rate of 17% is used for purposes of the reconciliation between the provision for income taxes at the statutory rate and our effective tax rate. For fiscal years 2023 and 2022, a notional Irish statutory rate of 25% was used.

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Provision (benefit) at statutory rate	$76	$(124)	$420
Permanent differences	5	8	5
Valuation allowance	47	(18)	7
Effect of rates different than statutory	(2)	178	(371)
Research credit	(9)	(18)	(26)
Capital loss carryforward	(11)	—	—
Other individually immaterial items	4	7	(5)
Provision for income taxes	$110	$33	$30
A substantial portion of the Company's operations in Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates through fiscal year 2036. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company’s net income by approximately $40 million in fiscal year 2024 ($0.19 per share, diluted), to decrease the Company's net loss by approximately $14 million in fiscal year 2023 ($0.07 per share, basic) and to increase the Company’s net income by approximately $290 million in fiscal year 2022 ($1.29 per share, diluted).
The Company analyzes the potential needs for deferred tax liabilities with respect to the accumulated earnings of foreign subsidiaries annually. The analysis focuses on the outside basis differences in the stock of the foreign subsidiaries as well as the withholding tax obligations those subsidiaries may have with respect to any distribution. The undistributed earnings for which taxes are not provided are permanently reinvested or can be repatriated without incremental tax liability.
As of June 28, 2024 and June 30, 2023, the Company had approximately $112 million and $116 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Balance of unrecognized tax benefits at the beginning of the year	$116	$114	$108
Gross increase for tax positions of prior years	3	—	1
Gross decrease for tax positions of prior years	(12)	(4)	(1)
Gross increase for tax positions of current year	5	7	6
Gross decrease for tax positions of current year	—	(1)	—
Balance of unrecognized tax benefits at the end of the year	$112	$116	$114

It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations. Interest and penalties recorded on these tax positions were not material to any periods presented in the Consolidated Statements of Operations. As of June 28, 2024, accrued interest and penalties related to unrecognized tax benefits did not materially change compared to fiscal year 2023.
During the 12 months beginning June 29, 2024, the Company does not expect a material change to its unrecognized tax benefits as a result of the expiration of certain statutes of limitation.
The Company is required to file U.S. and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. income tax returns for years prior to fiscal year 2020 and prior to fiscal year 2013 for non-U.S. income tax returns.
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
During fiscal years 2024 and 2023, the Company sold and leased back certain properties and recorded a net gain of $30 million and $156 million respectively, within Restructuring and other, net in the Consolidated Statements of Operations.
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Operating lease cost	$72	$21	$16
Variable lease cost	3	3	4
Total lease cost	$75	$24	$20

Operating cash outflows from operating leases	$63	$23	$20

During fiscal years 2024 and 2023, the Company obtained $47 million and $353 million ROU assets in exchange for new operating lease liabilities, respectively. In fiscal year 2022, the ROU assets obtained in exchange for new operating lease liabilities were immaterial.

	June 28, 2024	June 30, 2023	July 1, 2022
Weighted-average remaining lease term	8.6 years	9.6 years	9.3 years
Weighted-average discount rate	8.45%	8.49%	6.40%
ROU assets and lease liabilities included in the Company’s Consolidated Balance Sheets were as follows:

(Dollars in millions)	Balance Sheet Location	June 28, 2024	June 30, 2023
ROU assets	Other assets, net	$403	$396
Current lease liabilities	Accrued expenses	61	51
Non-current lease liabilities	Other non-current liabilities	338	333

At June 28, 2024, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
2025	$63
2026	64
2027	59
2028	60
2029	62
Thereafter	256
Total lease payments	564
Less: imputed interest	(165)
Present value of lease liabilities	$399

7.Restructuring and Other, Net
During fiscal years 2024, 2023 and 2022, the Company recorded restructuring and other, net benefit of $30 million, and charge of $102 million and $3 million, respectively, in the Company’s Consolidated Statements of Operations. The net benefit for fiscal year 2024 was primarily due to the net gain of $30 million from the sale and leaseback of certain property. The net proceeds of $34 million from this transaction were recorded as an investing inflow in the Company’s Statements of Cash Flows for the fiscal year 2024. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits and facilities and other exit costs. The Company’s significant restructuring plans are described below.
October 2022 Plan - On October 24, 2022, the Company committed to an October 2022 restructuring plan (the “October 2022 Plan”) to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. On March 29, 2023, in light of further deteriorating economic conditions, the Company committed to an expansion of the October 2022 Plan. This expanded plan included aligning its business plan to near-term market conditions, along with other cost saving measures. The October 2022 Plan was substantially completed by the end of fiscal year 2023.
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

The following table summarizes the Company’s restructuring activities under its active restructuring plans for fiscal years 2024, 2023 and 2022:

	April 2023 Plan		October 2022 Plan		Other Plans
(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual Balance at July 2, 2021	$—	$—	$—	$—	$2	$6	$8
Restructuring charges	—	—	—	—	2	1	3
Cash payments	—	—	—	—	(4)	(2)	(6)
Accrual Balance at July 1, 2022	—	—	—	—	—	5	5
Restructuring charges	145	3	104	7	10	—	269
Cash payments	(37)	(3)	(103)	(1)	(10)	(1)	(155)
Adjustments	—	—	—	(1)	1	—	—
Accrual Balance at June 30, 2023	108	—	1	5	1	4	119
Restructuring charges	—	—	—	—	6	1	7
Cash payments	(106)	—	(1)	(3)	(5)	(1)	(116)
Adjustments	(1)	—	—	(1)	—	(4)	(6)
Accrual Balance at June 28, 2024	$1	$—	$—	$1	$2	$—	$4
Total costs incurred to date as of June 28, 2024	$144	$3	$104	$5	$70	$10	$336
Total expected costs to be incurred as of June 28, 2024	$—	$—	$—	$—	$—	$—	$—
The accrued restructuring balance of $4 million at June 28, 2024 was included in Accrued expenses in the Company’s Consolidated Balance Sheets. Of the accrued restructuring balance of $119 million at June 30, 2023, $117 million was included in Accrued expenses and $2 million was included in Other non-current liabilities in the Company’s Consolidated Balance Sheets.
During fiscal years 2024 and 2023, the Company sold certain properties and assets and recognized a net gain of $31 million and $167 million, respectively. The net gain was included in Restructuring and other, net in the Company’s Consolidated Statements of Operations.
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements as a result of the repayment of Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows during the fiscal year ended 2024. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain from termination of interest rate swap in the Consolidated Statements of Operations during the fiscal year ended 2024. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Consolidated Statements of Operations. Refer to “Note 4. Debt” for more details.
As of June 28, 2024, the Company does not have any interest rate swap contracts.
The net unrealized loss on cash flow hedges was immaterial as of June 28, 2024. The net unrealized gain on cash flow hedges was $12 million as of June 30, 2023.

The following tables show the effect of the Company’s derivative instruments in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations for the fiscal year ended June 28, 2024.

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(8)
Total return swap	Operating expenses	10

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$2	Cost of revenue	$(3)	Other, net	$3
Interest rate swap	(15)	Interest expense	(11)	Net gain from termination of interest rate swap(1)	104
_____________________________
(1)The net gain recognized into earnings as a result of the discontinuance of interest rate swap during the fiscal year ended June 28, 2024.
The following tables show the effect of the Company’s derivative instruments in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations for the fiscal year ended June 30, 2023.

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(7)
Total return swap	Operating expenses	6

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(6)	Cost of revenue	$(16)	Other, net	$(4)
Interest rate swap	71	Interest expense	29	Interest expense	—
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plan: the Seagate Deferred Compensation Plan (the “SDCP”). The Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP’s liabilities. The TRS is designed to substantially offset changes in the SDCP’s liabilities due to changes in the value of the investment options made by employees. The contract, which settles monthly and effectively mitigates counterparty risk will mature in June 2025. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP’s liabilities.

The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets as of June 28, 2024 and June 30, 2023 were as follows:

		As of June 28, 2024
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$35	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	165	Other current assets	1	Accrued expenses	—
Total return swap	112	Other current assets	—	Accrued expenses	—
Total derivatives	$312		$1		$(1)

		As of June 30, 2023
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$445	Other current assets	$2	Accrued expenses	$(10)
Interest rate swap	1,288	Other current assets	20	Accrued expenses	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	197	Other current assets	—	Accrued expenses	(1)
Total return swap	108	Other current assets	1	Accrued expenses	—
Total derivatives	$2,038		$23		$(11)
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

		June 28, 2024				June 30, 2023
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$386	$—	$—	$386	$72	$—	$—	$72
Total cash equivalents		386	—	—	386	72	—	—	72
Restricted cash and investments:
Money market funds	Other current assets	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	Other current assets	—	1	—	1	—	1	—	1
Other debt securities	Other assets, net	—	—	15	15	—	—	16	16
Derivative assets	Other current assets	—	1	—	1	—	23	—	23
Total assets		$387	$2	$15	$404	$73	$24	$16	$113
Liabilities:
Derivative liabilities	Accrued expenses	$—	$(1)	$—	$(1)	$—	$(11)	$—	$(11)
Total liabilities		$—	$(1)	$—	$(1)	$—	$(11)	$—	$(11)
As of June 28, 2024 and June 30, 2023, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of June 28, 2024 and June 30, 2023, the Company had no material available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale investments as of June 28, 2024 and June 30, 2023.
The fair value and amortized cost of the Company’s available-for-sale investments as of June 28, 2024, was $15 million due in 2 years. The fair value and amortized cost of the Company’s available-for-sale investments as of June 30, 2023 was $16 million with the majority due in 3 years.
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
For the investments that are accounted for under the equity method, the Company sold certain investments for $14 million and recorded an immaterial gain for fiscal year 2024. The Company recorded a net loss of $29 million for fiscal year 2024, which included $25 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded a net loss of $4 million in fiscal year 2023, and a net gain of $8 million in fiscal year 2022. The adjusted carrying value of the investments accounted under the equity method amounted to $12 million and $55 million as of June 28, 2024 and June 30, 2023 respectively.
For the investments that are accounted under the measurement alternative, the Company recorded a net loss of $24 million in fiscal year 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value. For fiscal years 2023 and 2022, the Company recorded a net loss of $5 million and a net gain of $4 million, respectively. As of June 28, 2024 and June 30, 2023, the carrying value of the Company’s strategic investments under the measurement alternative was $65 million and $88 million, respectively.
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

	June 28, 2024		June 30, 2023
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	479	476	479	472
4.875% Senior Notes due June 2027	505	493	504	484
3.50% Exchangeable Senior Notes due June 2028	1,500	2,070	—	—
4.091% Senior Notes due June 2029	471	459	465	436
3.125% Senior Notes due July 2029	163	139	163	126
8.25% Senior Notes due December 2029	500	537	500	522
4.125% Senior Notes due January 2031	275	245	275	227
3.375% Senior Notes due July 2031	72	58	72	53
8.50% Senior Notes due July 2031	500	538	500	524
9.625% Senior Notes due December 2032	750	855	750	830
5.75% Senior Notes due December 2034	489	472	489	438
SOFR Based Term Loan A1 due September 2025	—	—	430	426
SOFR Based Term Loan A2 due July 2027	—	—	430	420
SOFR Based Term Loan A3 due July 2027	—	—	430	413
	$5,704	$6,342	$5,487	$5,371
Less: unamortized debt issuance costs	(30)	—	(36)	—
Debt, net of debt issuance costs	$5,674	$6,342	$5,451	$5,371
Less: current portion of debt, net of debt issuance costs	(479)	(476)	(63)	(62)
Long-term debt, less current portion, net of debt issuance costs	$5,195	$5,866	$5,388	$5,309
For the balance of the Company’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included within accrued expenses, the carrying value approximates fair value due to their short nature. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
The Company’s non-financial assets, such as goodwill and property, plant and equipment, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

10.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 210,182,269 shares were outstanding as of June 28, 2024, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 28, 2024.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of June 28, 2024, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The following table sets forth information with respect to repurchases of the Company’s ordinary shares during fiscal years 2024, 2023 and 2022:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 2, 2021	426	$14,467
Repurchased in fiscal year 2022(1)	21	1,857
Cumulative repurchased through July 1, 2022	447	16,324
Repurchased in fiscal year 2023(1)	6	444
Cumulative repurchased through June 30, 2023	453	16,768
Repurchased in fiscal year 2024(1)	1	38
Cumulative repurchased through June 28, 2024	454	$16,806
___________________________________________________
(1) For fiscal years 2024, 2023 and 2022, includes net share settlements of $38 million, $44 million and $51 million for 1 million, 1 million and 1 million shares, respectively, in connection with tax withholding related to vesting of restricted share units.
11.Share-Based Compensation
Share-Based Compensation Plans
Seagate Technology Holdings plc 2022 Equity Incentive Plan (the “2022 EIP”): On October 20, 2021, (the “Approval Date”), shareholders of the Company approved the 2022 EIP that replaced Seagate Technology Holdings plc 2012 Equity Inventive Plan (the “2012 EIP”). The 2022 EIP provides for the grant of various types of awards including RSUs, options, PSUs and share appreciation rights. The maximum number of shares that may be delivered to the participants under the 2022 EIP shall not exceed (i) 14.1 million ordinary shares, plus (ii) any shares subject to any outstanding share awards granted under the 2012 EIP that, on or after the Approval Date expire, are cancelled or otherwise terminate, in whole or in part, without having been exercised or redeemed in full, or are settled in cash ((i) and (ii) together being the “Share Reserve”). The maximum aggregate number of shares that may be issued pursuant to RSUs or PSUs (collectively, “Full-Value Share Awards”) shall not exceed 12.3 million ordinary shares. Any shares that are subject to the 2022 EIP will be counted against the Share Reserve as one share for every one share granted. As of June 28, 2024, there were 9.6 million ordinary shares available for issuance of Full-Value Share Awards under the 2022 EIP.
Seagate Technology Holdings plc Employee Stock Purchase Plan (the “ESPP”). There are 60 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a series of six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase the Company’s common stock. The price of common stock purchased equals to 85% of the lesser of the fair market value on the first day or the last day of each offering period. During fiscal years 2024, 2023 and 2022, employees purchased approximately 1 million shares each year under this plan at weighted average prices of $54.71, $62.36 and $64.85 per share, respectively. As of June 28, 2024, approximately 5.8 million ordinary shares were available for future issuance.
Share-Based Compensation Expense
The Company recorded $127 million, $115 million and $145 million of share-based compensation with a resulting tax benefit of $5 million, $5 million and $15 million, respectively, during fiscal years 2024, 2023 and 2022. Management made an estimate of expected forfeitures and recognized compensation costs only for those equity awards expected to vest.

Restricted Stock Units
RSUs generally vest over a period of four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting ratably each quarter over the next 36 months, subject to continuous employment with the Company through the vesting date.
The following is a summary of unvested restricted stock activities:

Unvested Restricted Stocks	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at June 30, 2023	3.7	$62.07
Granted	2.0	$59.96
Forfeited	(0.5)	$62.80
Vested	(1.8)	$59.25
Unvested at June 28, 2024	3.4	$62.20
At June 28, 2024, the total unrecognized share-based compensation cost related to unvested restricted stocks was approximately $152 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of restricted stocks vested during fiscal years 2024, 2023 and 2022 were approximately $105 million, $105 million and $96 million, respectively.
The fair value related to RSUs for fiscal years 2024, 2023 and 2022 were estimated using the following assumptions:

	Fiscal Years
	2024	2023	2022
RSUs
Expected term (in years)	1 - 2.2	1 - 2.2	1 - 2.5
Expected dividend rate	2.4 - 4.4%	3.2 - 5.5%	2.4 - 3.4%
Weighted-average expected dividend rate	4.0%	3.8%	2.8%
Weighted-average fair value	$59.96	$62.82	$82.4
The expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards and the expected Dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price.
Performance-based Share Units
The Company granted PSUs that vest on the satisfaction of continuous employment and achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). These awards vest after the end of the performance period of three years from the grant date. During fiscal years 2024, 2023 and 2022, the PSUs granted and outstanding were not material. Compensation expense related to these units is only recorded in a period if it is probable that the performance goals will be met, and it is to be recorded at the expected level of achievement. The expenses associated with these PSUs were not material for any of the periods presented.
Share Options
Options generally vest over a period of four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting ratably each quarter over the next 36 months, subject to continuous employment with the Company through the vesting date. The exercise price of a share option is equal to the closing price of the Company’s ordinary shares on NASDAQ on the grant date. The expenses associated with share options were not material for any of the periods presented.
Employee Savings Plan
The Company offers various defined contribution plans for U.S. and non-U.S. employees. In the U.S., qualified employees under the Seagate 401(k) Plan (the "401(k) plan") may elect to make contributions up to 50% of their eligible earned compensation, but not more than statutory limits. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to a maximum annual employer contribution of $6,000 per participating employee. During fiscal years 2024, 2023 and 2022, the Company made matching contributions of $65 million, $79 million and $85 million, respectively, under defined contribution plans for employees.

12.Guarantees
Indemnifications of Officers and Directors
The Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances.
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
Product Warranty
As of June 28, 2024, the Company’s reserve for product warranty was $149 million compared to $168 million as of June 30, 2023. Changes in the Company’s product warranty liability during the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022 were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Balance, beginning of period	$168	$148	$136
Warranties issued	53	55	79
Repairs and replacements	(81)	(92)	(88)
Changes in liability for pre-existing warranties, including expirations	9	57	21
Balance, end of period	$149	$168	$148

13.Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to the shareholders of the Company:

	Fiscal Years Ended
(In millions, except per share data)	June 28, 2024	June 30, 2023	July 1, 2022
Numerator:
Net income (loss)	$335	$(529)	$1,649
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	209	207	220
Weighted-average effect of dilutive securities:
Employee equity award plans	2	—	4
2028 Notes if-converted shares	1	—	—
Total shares for purposes of calculating diluted net income (loss) per share	212	207	224
Net income (loss) per share
Basic	$1.60	$(2.56)	$7.50
Diluted	1.58	(2.56)	7.36
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share were not material for the fiscal year ended June 28, 2024, 7 million for the fiscal year ended June 30, 2023, and not material for the fiscal year ended July 1, 2022.
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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, “Magnetic Material Structures, Devices and Methods,” seeking damages as well as additional relief. The district court entered judgment in favor of Seagate on April 19, 2022, following a jury trial. The parties filed post-trial motions with the district court, which were denied.

An appeal to the Federal Circuit is pending. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendant misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, and additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”) against Seagate’s antitrust claims, and on October 14, 2022, the Seagate Entities filed their corresponding opposition. On May 15, 2023, the court issued a ruling that Seagate’s antitrust claims can proceed as to suspension assemblies that enter the United States but not as to suspension assembles that do not enter the United States. On July 28, 2023, the District Court initiated a reconsideration of this ruling and requested further briefing. On November 17, 2023, the Court granted NHK’s FTAIA Motion and denied Seagate’s Motion for Leave to Amend the Complaint. Seagate filed a motion on December 15, 2023 for the Court to certify the ruling for interlocutory appeal. On April 22, 2024, the District Court granted in part and denied in part Seagate’s motion to certify for interlocutory appeal the Court’s ruling on NHK’s FTAIA Motion. On May 2, 2024, Seagate filed a Petition for Permission to Appeal to the Ninth Circuit. On July 18, 2024, the United States Court of Appeals for the Ninth Circuit issued an order granting Seagate’s Petition for Permission to Appeal.
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
Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in U.S. District Court for the District of Delaware. The complaint alleges patent infringement by Seagate of three U.S. patents. On June 7, 2024, Seagate filed a motion to dismiss and a motion to transfer venue to Minnesota. On July 8, 2024, IP Bridge filed a First Amended Complaint alleging patent infringement by Seagate of six additional patents. IP Bridge is seeking damages as well as additional relief. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
The Company has established an environmental management system and continually review and update environmental policies and standard operating procedures for operations worldwide as needed. The Company believes that its operations are in material compliance with applicable environmental laws, regulations and permits. The Company budgets for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on the Company in the future, it could incur additional operating costs and capital expenditures.
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
The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (2011/65/EU), which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The EU REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern in products. If the Company or its suppliers fail to comply with the substance restrictions, recycle content requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $195 million were included in Accrued expense and Other non-current liabilities, respectively, on the Consolidated Balance Sheets as of June 28, 2024. For the fiscal year ended 2024, $45 million was paid and reported as an outflow from operating activities in its Consolidated Statements of Cash Flows.
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

15.Commitments
Unconditional Long-Term Purchase Obligations. As of June 28, 2024, the Company had unconditional long-term purchase obligations of approximately $56 million, primarily related to purchases of inventory components. The Company expects the commitment to total $31 million, $15 million, $7 million and $3 million for fiscal years 2026, 2027, 2028 and 2029 respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of June 28, 2024.
During fiscal year 2024, the Company recorded order cancellation fees of $87 million to terminate certain purchase commitments related to the purchase of inventory components and equipment, which was reflected under Cost of revenue in its Consolidated Statements of Operations. As of June 28, 2024, cumulative unpaid order cancellation fees on the Consolidated Balance Sheets were $93 million, with $39 million in Accrued expenses and $54 million in Accounts payable, all of which is expected to be paid within one year.
Unconditional Long-Term Capital Expenditures. As of June 28, 2024, the Company had unconditional long-term commitments of approximately $62 million, primarily related to purchases of equipment. The Company expects capital expenditures of $35 million and $27 million for fiscal years 2026 and 2027, respectively.
16.Business Segment and Geographic Information
The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one operating segment.
The following table summarizes the Company’s long-lived assets by country:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Long-lived assets:
United States	$658	$667	$670
Thailand	574	606	679
Singapore	447	460	557
Other	338	369	426
Consolidated	$2,017	$2,102	$2,332

17.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	July 1, 2022
Revenues by Channel
OEMs	$4,896	$5,448	$8,742
Distributors	972	1,119	1,676
Retailers	683	817	1,243
Total	$6,551	$7,384	$11,661

Revenue from external customers (1):
Singapore	$3,429	$3,271	$5,322
United States	2,308	3,053	4,694
The Netherlands	802	1,046	1,627
Other	12	14	18
Total	$6,551	$7,384	$11,661
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
In fiscal year 2024, no customers accounted for more than 10% of consolidated revenue. In fiscal years 2023 and 2022, one customer accounted for approximately 10% of consolidated revenue.

18.Divestiture
Sale of System-on-Chip (“SoC”) Operations
On April 23, 2024, the Company entered into an Asset Purchase Agreement with Avago Technologies International Sales Pte. Limited (“Purchaser”), a subsidiary of Broadcom Inc., and sold certain intellectual property, equipment and other assets related to the design, development and manufacture of its SoC products to Purchaser. Purchaser and its affiliates also offered employment to certain of the Company’s employees engaged in the SoC operations. In connection with this transaction, the Company and Purchaser have also restructured certain pre-existing purchasing agreements (collectively, the “Transaction”). Total consideration for this Transaction was $600 million, including cash proceeds of $560 million at close. The remaining $40 million relates to standard indemnification clauses and is expected to be received before the end of fiscal year 2026 upon fulfillment of certain post-close conditions. Of the held back amount, $25 million was recorded in Other current assets and $15 million in Other assets, net on the Consolidated Balance Sheets as of June 28, 2024. The agreement also contains regulatory review indemnification clauses agreed to by both parties in conjunction with the transaction closing.
Based on the valuation performed by the Company, $234 million of the consideration was attributable to the restructuring of pre-existing purchase agreements and recorded as a deferred liability within Other non-current liabilities on the Consolidated Balance Sheets as of June 28, 2024. The deferred liability is expected to be recognized ratably over the terms of the restructured purchase agreements. Estimating the fair value of the restructuring of pre-existing purchase agreements is judgmental in nature and involves the use of estimates and assumptions. The Company estimated the fair value of its restructuring of pre-existing purchase agreements using the market approach based on discounted cash flow analysis of management’s short-term and long-term forecast of purchase volume and average market price. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics. This deferred liability is classified in Level 3 of the fair value hierarchy.
As a result of the Transaction, the Company recorded a pre-tax net gain of $313 million from the sale of assets and transfer of liabilities, which included $18 million of goodwill allocated to SoC operations based on its relative fair value of the Company because the disposal group constituted a business for accounting purposes. This was recorded in the Net gain from business divestiture in the Consolidated Statements of Operations during fiscal year 2024. For the fiscal year 2024, the net proceeds of $226 million, net of transaction costs paid, from this Transaction was recorded as an operating inflow and $326 million was recorded as an investing inflow on the Company’s Consolidated Statements of Cash Flows. The Transaction did not meet the criteria of discontinued operation because the disposal did not represent a strategic shift that had a major effect on the Company’s operations and financial results.
19.Subsequent Event
Dividend Declared
On July 23, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.70 per share, which will be payable on October 7, 2024 to shareholders of record as of the close of business on September 23, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seagate Technology Holdings public limited company (the Company) as of June 28, 2024 and June 30, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ (deficit) equity and cash flows for each of the three years in the period ended June 28, 2024, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at June 28, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 2, 2024 expressed an unqualified opinion thereon.

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

Auditing management’s estimates of future reductions to the final selling prices was complex as it requires management to make subjective assumptions including the amount of price adjustments on products as well as the timing of its channel sales of products through to end customers.

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

Realizability of deferred income taxes

Description of the Matter
At June 28, 2024, the Company had gross deferred tax assets of $1,522 million, partially offset by a valuation allowance of $430 million. As discussed in Note 5 to the Consolidated Financial Statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

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
August 2, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on Internal Control Over Financial Reporting
We have audited Seagate Technology Holdings public limited company’s internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology Holdings public limited company (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2024 and June 30, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ (deficit) equity and cash flows for each of the three years in the period ended June 28, 2024 and the related notes and our report dated August 2, 2024 expressed an unqualified opinion thereon.

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
August 2, 2024

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 28, 2024.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 28, 2024. The effectiveness of our internal control over financial reporting as of June 28, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2024. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the fiscal quarter ended June 28, 2024. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Dr. William D. Mosley	Chief Executive Officer and Director	May 6, 2024	April 30, 2025	476,132
Gianluca Romano	Executive Vice President and Chief Financial Officer	May 1, 2024	December 31, 2024	25,760
Yolanda Conyers	Director	June 5, 2024	September 30, 2025	3,750
___________________________________
¹ The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.
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

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology plc and the Scheme Shareholders	DEF M14A	001-31560	Annex A	3/3/2021
2.2	Asset Purchase Agreement, dated as of April 23, 2024, by and among Seagate Technology Holdings Public Limited Company, Seagate Technology LLC, Seagate Technology HDD (India) Private Limited, Seagate Singapore International Headquarters Pte. Ltd., and Avago Technologies International Sales Pte. Limited.	10-Q	001-31560	2.1	4/26/2024
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
4.1	Description of Securities	10-K	001-31560	4.1	8/6/2021
4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.2	8/6/2021
4.3	Indenture for the 2025 Notes dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and U.S. Bank National Association, as trustee	8-K	001-31560	4.1	5/28/2014
4.3(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2025 Notes dated May 28, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.4	5/19/2021
4.4	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.2	5/28/2014
4.5	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
4.6	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014
4.6(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2034 Notes dated December 2, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.5	5/19/2021
4.7	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.2	12/2/2014
4.8	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.9	Indenture for the 2027 Notes dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	5/14/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2027 Notes dated May 14, 2015, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.8	5/19/2021
4.10	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.2	5/14/2015
4.11	Registration Rights Agreement dated as of May 14, 2015 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015
4.12	Indenture for the January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/11/2020
4.12(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the January 2031 Notes dated June 10, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.9	5/19/2021
4.13	Form of 4.125% Senior Note due January 2031	8-K	001-31560	4.2	6/11/2020
4.14	Registration Rights Agreement for January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/11/2020
4.15	Indenture for the June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.15(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the June 2029 Notes dated June 18, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.10	5/19/2021
4.16	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.2	6/18/2020
4.17	Registration Rights Agreement for June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
4.18	Indenture for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	12/9/2020
4.18(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2029 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.12	5/19/2021
4.19	Form of 3.125% Senior Note due July 2029	8-K	001-31560	4.2	12/9/2020
4.20	Registration Rights Agreement for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.21	Indenture for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.4	12/9/2020
4.21(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2031 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.11	5/19/2021
4.22	Form of 3.375% Senior Note due 2031	8-K	001-31560	4.5	12/9/2020
4.23	Registration Rights Agreement for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	12/9/2020
4.24	Indenture for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, as Issuer, Seagate Technology Unlimited Company and Seagate Technology Holdings plc, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	11/30/2022
4.24(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
						X
4.25	Form of 9.625% Senior Note due 2032	8-K	001-31560	4.2	11/30/2022
4.26	Registration Rights Agreement for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, Seagate Technology Unlimited Company, Seagate Technology Holdings plc, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., BofA Securities, Inc., Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and BNP Paribas Securities Corp	8-K	001-31560	4.3	11/30/2022
4.27	Indenture for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.1	5/30/2023
4.27(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
						X
4.28	Form of 8.25% Senior Note due 2029	8-K	001-31560	4.2	5/30/2023
4.29	Registration Rights Agreement for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/30/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.30	Indenture for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.4	5/30/2023
4.30(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
						X
4.31	Form of 8.50% Senior Note due 2031	8-K	001-31560	4.5	5/30/2023
4.32	Registration Rights Agreement for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.6	5/30/2023
4.33	Indenture for the 2028 Notes, dated as of September 13, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	9/13/2023
4.34	Form of 3.50% Exchangeable Senior Note due 2028	8-K	001-31560	4.2	9/13/2023
10.1+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.4	10/27/2017
10.2+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017
10.3+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.3(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.3(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.3(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019
10.3(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.3(e)+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.2	1/28/2021
10.4+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.4(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.4(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.4(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.4(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.4(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.4(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan	10-K	001-31560	10.17(f)	8/7/2020
10.4(g)+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/28/2021
10.5+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	4/30/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	2/4/2019
10.5(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-K	001-31560	10.18(b)	8/7/2020
10.6+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.6(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5	2/4/2019
10.6(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan	10-K	001-31560	10.19(b)+	8/7/2020
10.7+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 22, 2020	10-K	001-31560	10.13	8/6/2021
10.8	Form of Revised Indemnification Agreement between Seagate Technology LLC and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.9	Form of Novation Agreement between Seagate Technology LLC and the director or officer named therein					X
10.10	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.11	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017
10.12+	Offer Letter, dated December 3, 2018 by and between Seagate U.S. LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019
10.13+	Retention Letter, dated February 3, 2022 by and between Seagate and Gianluca Romano	10-Q	001-31560	10.1	4/28/2022
10.14	Credit Agreement, dated as of February 20, 2019, by and among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, Bank of America, N.A., BNP Paribas Securities Corp. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	10-Q	001-31560	10.1	4/30/2019
10.15	U.S. Guarantee Agreement, dated as of February 20, 2019, among Seagate Technology public limited company and the subsidiaries party thereto, as Guarantors, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.2	4/30/2019
10.16(a)	First Amendment, dated as of January 13, 2021 to the U.S. Guarantee Agreement dated as of February 20, 2019	10-Q	001-31560	10.5	1/28/2021
10.17	Indemnity, Subrogation and Contribution Agreement, dated as of February 20, 2019, among Seagate Technology public limited company, Seagate HDD Cayman, as the Borrower, the subsidiaries party thereto, as Guarantors, party thereto, and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.3	4/30/2019
10.18	First Amendment, dated as of May 28, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.1	11/1/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18(a)	Second Amendment and Joinder Agreement, dated as of September 16, 2019, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.2	11/1/2019
10.18(b)	Third Amendment, dated as of January 13, 2021, to the Credit Agreement dated as of February 20, 2019	10-Q	001-31560	10.4	1/28/2021
10.18(c)	Fourth Amendment, dated as of May 18, 2021, to the Credit Agreement as of February 19, 2019	8-K	001-31560	10.1	5/19/2021
10.18(d)	Fifth Amendment and Joinder Agreement, dated as of October 14, 2021 to the Credit Agreement as of February 20, 2019	10-Q	001-31560	10.6	10/28/2021
10.18(e)	Sixth Amendment and Joinder Agreement, dated as of August 18, 2022 to the 2019 Credit Agreement	10-Q	001-31560	10.4	10/27/2022
10.18(f)	Seventh Amendment, dated as of November 8, 2022 to the 2019 Credit Agreement	10-Q	001-31560	10.4	1/25/2023
10.18(g)	Eighth Amendment, dated as of May 22, 2023 to the 2019 Credit Agreement	10-K	001-31560	10.51	8/4/2023
10.18(h)	Ninth Amendment, dated as of June 26, 2023 to the 2019 Credit Agreement	10-K	001-31560	10.52	8/4/2023
10.18(i)	Tenth Amendment, dated as of September 27, 2023 to the 2019 Credit Agreement	10-Q	001-31560	10.3	10/27/2023
10.19	Joinder and Assumption Agreement, dated as of May 18, 2021, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman, the guarantors party thereto, and The Bank of Nova Scotia, as administrative agent for the lenders	8-K12B	001-31560	10.2	5/19/2021
10.20+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.37	8/7/2020
10.21+	Amended and Restated Seagate Technology Holdings plc 2012 Equity Incentive Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.18	5/19/2021
10.22+	Revised Form of Employee Stock Option Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.16	5/19/2021
10.23+	Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.20	5/19/2021
10.24	Deed Poll of Assumption by Seagate Technology Holdings plc, dated May 18, 2021	8-K12B	001-31560	10.13	5/19/2021
10.25+	Seagate Technology Holdings plc Executive Bonus Plan	10-Q	001-31560	10.2	4/28/2022
10.26+	Ninth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	8-K	001-31560	10.1	4/25/2024
10.27+	Seagate Technology Holdings plc 2022 Equity Incentive Plan	S-8	001-31560	10.1	10/20/2021
10.28+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	S-8	001-31560	10.2	10/20/2021
10.29+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	S-8	001-31560	10.5	10/20/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	S-8	001-31560	10.4	10/20/2021
10.31+	Amended Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-K	001-31560	10.45	08/05/2022
10.32+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	10-Q	001-31560	10.1	10/27/2022
10.33+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-Q	001-31560	10.2	10/27/2022
10.34+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	10-Q	001-31560	10.3	10/27/2022
10.35	Settlement Agreement, dated as of April 18, 2023	8-K	001-31560	10.1	04/26/2023
19.1	Securities Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Executive Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 2, 2024	(Dr. William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and James C. Lee, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 2024 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Chief Executive Officer and Director (Principal Executive Officer)	August 2, 2024
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2024
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Chairperson of the Board	August 2, 2024
(Michael R. Cannon)
/s/ SHANKAR ARUMUGAVELU	Director	August 2, 2024
(Shankar Arumugavelu)
/s/ PRAT BHATT	Director	August 2, 2024
(Prat Bhatt)
/s/ ROBERT A. BRUGGEWORTH	Director	August 2, 2024
(Robert A. Bruggeworth)
/s/ JUDY BRUNER	Director	August 2, 2024
(Judy Bruner)
/s/ RICHARD L. CLEMMER	Director	August 2, 2024
(Richard L. Clemmer)
/s/ YOLANDA L. CONYERS	Director	August 2, 2024
(Yolanda L. Conyers)
/s/ JAY L. GELDMACHER	Director	August 2, 2024
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 2, 2024
(Dylan Haggart)
/s/ STEPHANIE TILENIUS	Director	August 2, 2024
(Stephanie Tilenius)