Form 10-Q
period 2024-09-27
Seagate Technology Holdings plc
filed 2024-10-25
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2024, 211,529,509 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

2

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

3

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 27, 2024	June 28, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$1,358
Accounts receivable, net	628	429
Inventories, net	1,383	1,239
Other current assets	358	306
Total current assets	3,608	3,332
Property, equipment and leasehold improvements, net	1,599	1,614
Goodwill	1,219	1,219
Deferred income taxes	1,038	1,037
Other assets, net	508	537
Total Assets	$7,972	$7,739
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,778	$1,786
Accrued employee compensation	148	106
Accrued warranty	71	74
Current portion of long-term debt	479	479
Accrued expenses	685	654
Total current liabilities	3,161	3,099
Long-term accrued warranty	70	75
Other non-current liabilities	844	861
Long-term debt, less current portion	5,197	5,195
Total Liabilities	9,272	9,230
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,533	7,471
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(8,831)	(8,960)
Total Shareholders’ Deficit	(1,300)	(1,491)
Total Liabilities and Shareholders’ Deficit	$7,972	$7,739
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	September 27, 2024	September 29, 2023
Revenue	$2,168	$1,454

Cost of revenue	1,454	1,305
Product development	181	171
Marketing and administrative	129	105
Restructuring and other, net	1	2
Total operating expenses	1,765	1,583

Income (loss) from operations	403	(129)

Interest income	7	2
Interest expense	(85)	(84)
Net gain from termination of interest rate swap	—	104
Net loss from early redemption of debt	—	(29)
Other, net	(9)	(11)
Other expense, net	(87)	(18)

Income (loss) before income taxes	316	(147)
Provision for income taxes	11	37
Net income (loss)	$305	$(184)

Net income (loss) per share:
Basic	$1.45	$(0.88)
Diluted	$1.41	$(0.88)
Number of shares used in per share calculations:
Basic	211	208
Diluted	216	208
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended
	September 27, 2024	September 29, 2023
Net income (loss)	$305	$(184)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	—	(22)
(Gains) losses reclassified into earnings	—	(92)
Net change	—	(114)
Foreign currency translation adjustments	—	1
Total other comprehensive (loss) income, net of tax	—	(113)
Comprehensive income (loss)	$305	$(297)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	September 27, 2024	September 29, 2023
OPERATING ACTIVITIES
Net income (loss)	$305	$(184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	76
Share-based compensation	38	25
Net loss from redemption and repurchase of debt	—	7
Deferred income taxes	(3)	28
Other non-cash operating activities, net	23	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	(199)	100
Inventories, net	(144)	88
Accounts payable	10	(70)
Accrued employee compensation	37	(12)
BIS settlement penalty	(15)	—
Accrued expenses, income taxes and warranty	16	54
Other assets and liabilities	(37)	65
Net cash provided by operating activities	95	127
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(68)	(70)
Net cash used in investing activities	(68)	(70)
FINANCING ACTIVITIES
Redemption and repurchase of debt	—	(1,288)
Proceeds from issuance of long-term debt	—	1,500
Dividends to shareholders	(147)	(145)
Taxes paid related to net share settlement of equity awards	(28)	(25)
Proceeds from issuance of ordinary shares under employee stock plans	29	35
Other financing activities, net	—	(126)
Net cash used in financing activities	(146)	(49)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	1
(Decrease) increase in cash, cash equivalents and restricted cash	(119)	9
Cash, cash equivalents and restricted cash at the beginning of the period	1,360	788
Cash, cash equivalents and restricted cash at the end of the period	$1,241	$797
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended September 27, 2024 and September 29, 2023
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2024	210	$—	$7,471	$(2)	$(8,960)	$(1,491)
Net income	—	—	—	—	305	305
Issuance of ordinary shares under employee share plans	1	—	29	—	—	29
Tax withholding related to vesting of restricted share units	—	—	—	—	(28)	(28)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(148)	(148)
Share-based compensation	—	—	33	—	—	33
Balance at September 27, 2024	211	$—	$7,533	$(2)	$(8,831)	$(1,300)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
Net loss	—	—	—	—	(184)	(184)
Other comprehensive loss	—	—	—	(113)	—	(113)
Issuance of ordinary shares under employee share plans	2	—	35	—	—	35
Capped calls related to the issuance of convertible notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	—	—	—	—	(25)	(25)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(146)	(146)
Share-based compensation	—	—	25	—	—	25
Balance at September 29, 2023	209	$—	$7,338	$(15)	$(9,025)	$(1,702)
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 28, 2024 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 2, 2024. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 28, 2024, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three months ended September 27, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 27, 2025.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three months ended September 27, 2024 and September 29, 2023 consisted of 13 weeks. Fiscal years 2025 and 2024 both comprise 52 weeks and end on June 27, 2025 and June 28, 2024, respectively. The fiscal quarters ended September 27, 2024, June 28, 2024 and September 29, 2023, are also referred to herein as the “September 2024 quarter”, the “June 2024 quarter” and the “September 2023 quarter”, respectively.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024, as filed with the SEC on August 2, 2024.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a rollforward of the related obligations. The Company adopted the disclosure requirement on rollforward information in the quarter ended September 27, 2024. Refer to “Note 2. Balance Sheet Information” for more details.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have an impact on its Condensed Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis but has the option to apply it retrospectively. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have an impact on its Condensed Consolidated Financial Statements.
2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	September 27, 2024	June 28, 2024
Cash and cash equivalents	$1,239	$1,358
Restricted cash included in Other current assets	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,241	$1,360
Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During the three months ended September 27, 2024, the Company sold accounts receivables without recourse for cash proceeds of $343 million. As of September 27, 2024, the total amount that remained subject to servicing by the Company was $343 million. During the three months ended September 29, 2023, the Company sold accounts receivables without recourse for cash proceeds of $292 million. As of September 29, 2023, the total amount that remained subject to servicing by the Company was $363 million.

The discounts on accounts receivables sold were not material for the three months ended September 27, 2024, and September 29, 2023, respectively.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	September 27, 2024	June 28, 2024
Raw materials and components	$441	$270
Work-in-process	829	831
Finished goods	113	138
Total inventories, net	$1,383	$1,239
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	September 27, 2024	June 28, 2024
Vendor receivables	$125	$110
Other current assets	233	196
Total	$358	$306
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	September 27, 2024	June 28, 2024
Gross property, equipment and leasehold improvements	10,280	10,260
Less: accumulated depreciation and amortization	(8,681)	(8,646)
Property, equipment and leasehold improvements, net	$1,599	$1,614
During the three months ended September 27, 2024, the accelerated depreciation charge recognized was immaterial.
During the three months ended September 29, 2023, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Condensed Consolidated Statements of Operations.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	September 27, 2024	June 28, 2024
Dividends payable	$148	$147
Other accrued expenses	537	507
Total	$685	$654
Supplier Financing Arrangements
The Company facilitates the opportunity for suppliers to participate in a voluntary supply chain financing ("SCF") program with third-party financial institutions. This SCF program does not result in changes to the Company's contractual payment terms with the suppliers regardless of program participation. At the suppliers' election, they can receive payment of the Company's obligations prior to the scheduled due dates, at a discount price to the third-party financial institution. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institution. Participating suppliers are paid directly by the third-party financial institution and the Company pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the agreed due dates. The Company has not pledged any assets or provided other guarantees under its SCF program.
All outstanding amounts related to suppliers participating in the SCF Program are recorded within Accounts payable in the Company's Condensed Consolidated Balance Sheets and the associated payments are included in Net cash provided by operating activities on its Condensed Consolidated Statements of Cash Flows.

The details of the outstanding supplier financing obligation were as follows:

(Dollars in millions)	September 27, 2024	September 29, 2023
Outstanding at the beginning of the period	$50	$51
Added to the program during the period	332	161
Settled during the period	(348)	(163)
Outstanding at the ending of the period	$34	$49
Accumulated Other Comprehensive (Loss) Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2024	$—	$(2)	$—	$(2)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income	—	—	—	—
Balance at September 27, 2024	—	(2)	—	(2)

Balance at June 30, 2023	103	(4)	(1)	98
Other comprehensive (loss) before reclassifications	(22)	—	—	(22)
Amounts reclassified from AOCI	(92)	—	1	(91)
Other comprehensive (loss)	(114)	—	1	(113)
Balance at September 29, 2023	$(11)	$(4)	$—	$(15)

3.Debt
The following table provides details of the Company’s debt as of September 27, 2024 and June 28, 2024:

(Dollars in millions)	September 27, 2024	June 28, 2024
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	505	505
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	472	471
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	1,500
	5,705	5,704
Less: unamortized debt issuance costs	(29)	(30)
Debt, net of debt issuance costs	5,676	5,674
Less: current portion of long-term debt	(479)	(479)
Long-term debt, less current portion	$5,197	$5,195
___________________________________
(1) All unsecured senior notes and exchangeable senior notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and Seagate Technology Holdings plc.

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
For the three months ended September 27, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $26 million and immaterial amortization of debt issuance costs.
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net loss recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations. In connection with the repayment of Term Loans, the Company terminated certain interest rate swap agreements. Refer to “Note 5. Derivative Financial Instruments” for more details.
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
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The initial exchange rate for the 2028 Notes is 12.1253 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of approximately $82.47 per share.
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
As of September 27, 2024, the 2028 Notes were not exchangeable. Refer to “Note 10. Earnings (Loss) Per Share” for the potential dilutive impact of the 2028 Notes.

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
Credit Agreement
The credit agreement dated as of February 20, 2019, by and among, Seagate Technology Holdings plc, Seagate HDD, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (as amended from time to time, the “Credit Agreement”) includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. For the fiscal quarter ended September 27, 2024, and for each fiscal quarter until the end of the covenant relief period, which terminates on June 27, 2025, the maximum permitted total net leverage ratio is 6.75 to 1.00, and applies only to the extent that the aggregate outstanding amount of revolving loans, swing line loans and the aggregate face amount of certain letters of credit exceeds 25% of the then outstanding revolving commitments in effect (the “Testing Condition”) as of the last day of the relevant fiscal quarter. The maximum permitted total leverage ratio for each fiscal quarter ending after June 27, 2025 is 4.00 to 1.00.
For the fiscal quarter ended September 27, 2024, and for each fiscal quarter until the end of the covenant relief period, which terminates on June 27, 2025, the minimum interest coverage ratio is 2.25 to 1.00, and applies only to the extent that the Testing Condition is satisfied as of the last day of the relevant fiscal quarter. The minimum interest coverage ratio for each fiscal quarter ending after June 27, 2025 is 3.25 to 1.00.
Future Principal Payments on Long-term Debt
At September 27, 2024, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$479
2026	—
2027	505
2028	1,500
2029	495
Thereafter	2,750
Total	$5,729
4.Income Taxes
The Company recorded income tax provision of $11 million for the three months ended September 27, 2024. The income tax provision included approximately $8 million of net discrete benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
During the three months ended September 27, 2024, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $1 million to $113 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning September 28, 2024, as a result of the expiration of certain statutes of limitation.
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
During the third quarter of fiscal year 2024, the Company established Singapore as its principal executive offices. The Company’s income tax provisions recorded for the three months ended September 27, 2024 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs.

The Company’s income tax provisions recorded for the three months ended September 29, 2023 differed from the provisions for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) increase in valuation allowance.
5.Derivative Financial Instruments
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements as a result of the repayment of Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows as of September 29, 2023. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain from termination of interest rate swap in the Condensed Consolidated Statements of Operations as of September 29, 2023. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Condensed Consolidated Statements of Operations as of September 29, 2023.
As of September 27, 2024, the Company does not have any interest rate swap contracts.
The Company did not record any net unrealized gain or loss on cash flow hedges as of September 27, 2024 and the net unrealized loss as of June 28, 2024 was immaterial.
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
The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three months ended September 27, 2024.

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$11
Total return swap	Operating expenses	4

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$—	Cost of revenue	$—	Other, net	$1

The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three months ended September 29, 2023.

(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(6)
Total return swap	Operating expenses	(3)

(Dollars in millions) Derivatives Designated as Hedging Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(7)	Cost of revenue	$(1)	Other, net	$—
Interest rate swap	(15)	Interest expense	(11)	Net gain from termination of interest rate swap[1]	104

1The net gain recognized into earnings as a result of the discontinuance of interest rate swap during the three months ended September 29, 2023.
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of September 27, 2024 and June 28, 2024 were as follows:

		As of September 27, 2024
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	294	Other current assets	1	Accrued expenses	—
Total return swap	115	Other current assets	—	Accrued expenses	(1)
Total derivatives	$409		$1		$(1)

		As of June 28, 2024
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$35	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	165	Other current assets	1	Accrued expenses	—
Total return swap	112	Other current assets	—	Accrued expenses	—
Total derivatives	$312		$1		$(1)

6.Fair Value
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

		September 27, 2024				June 28, 2024
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$458	$—	$—	$458	$386	$—	$—	$386
Total cash equivalents		458	—	—	458	386	—	—	386
Restricted cash and investments:
Money market funds	Other current assets	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	Other current assets	—	1	—	1	—	1	—	1
Other debt securities	Other assets, net	—	—	15	15	—	—	15	15
Derivative assets	Other current assets	—	1	—	1	—	1	—	1
Total assets		$459	$2	$15	$476	$387	$2	$15	$404
Liabilities:
Derivative liabilities	Accrued expenses	$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)
Total liabilities		$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)
As of September 27, 2024 and June 28, 2024, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of September 27, 2024 and June 28, 2024, the Company had no material available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale investments as of September 27, 2024 and June 28, 2024, respectively.
The fair value and amortized cost of the Company’s available-for-sale investments as of September 27, 2024, was $15 million due within 2 years. The fair value and amortized cost of the Company’s available-for-sale investments as of June 28, 2024 was $15 million due in 2 years.
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
For the investments that are accounted for under the equity method, the Company recorded no adjustment and an immaterial loss for the three months ended September 27, 2024 and September 29, 2023, respectively. The adjusted carrying value of the investments accounted under the equity method amounted to $12 million and $12 million as of September 27, 2024 and June 28, 2024, respectively.

For the investments that are accounted under the measurement alternative, the Company recorded a net loss of $2 million for the three months ended September 27, 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded no adjustment for the three months ended September 29, 2023. As of September 27, 2024 and June 28, 2024, the carrying value of the Company’s strategic investments under the measurement alternative was $63 million and $65 million, respectively.
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

	September 27, 2024		June 28, 2024
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	479	478	479	476
4.875% Senior Notes due June 2027	505	504	505	493
3.50% Exchangeable Senior Notes due June 2028	1,500	2,142	1,500	2,070
4.091% Senior Notes due June 2029	472	475	471	459
3.125% Senior Notes due July 2029	163	147	163	139
8.25% Senior Notes due December 2029	500	544	500	537
4.125% Senior Notes due January 2031	275	254	275	245
3.375% Senior Notes due July 2031	72	61	72	58
8.50% Senior Notes due July 2031	500	547	500	538
9.625% Senior Notes due December 2032	750	871	750	855
5.75% Senior Notes due December 2034	489	494	489	472
	$5,705	$6,517	$5,704	$6,342
Less: unamortized debt issuance costs	(29)	—	(30)	—
Debt, net of debt issuance costs	$5,676	$6,517	$5,674	$6,342
Less: current portion of debt, net of debt issuance costs	(479)	(478)	(479)	(476)
Long-term debt, less current portion, net of debt issuance costs	$5,197	$6,039	$5,195	$5,866
For the balance of the Company’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included within accrued expenses, the carrying value approximates fair value due to their short-term nature. If measured at fair value in the Condensed Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
The Company’s non-financial assets, such as goodwill and property, plant and equipment, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

7.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 211,455,486 shares were outstanding as of September 27, 2024, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 27, 2024.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of September 27, 2024, $1.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The number of ordinary shares repurchased for tax withholding related to the vesting of equity awards was 0.3 million and the dollar value of shares repurchased was $28 million for the three months ended September 27, 2024,
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023
Revenues by Channel
OEMs	$1,749	$1,032
Distributors	248	266
Retailers	171	156
Total	$2,168	$1,454

Revenue by Country (1):
Singapore	$860	$808
United States	1,097	455
The Netherlands	210	188
Other	1	3
Total	$2,168	$1,454
____________________________________
(1) Revenue is attributed to countries based on bill from locations.
9.Guarantees
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 27, 2024 and September 29, 2023 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023
Balance, beginning of period	$149	$168
Warranties issued	15	13
Repairs and replacements	(22)	(18)
Changes in liability for pre-existing warranties, including expirations	(1)	13
Balance, end of period	$141	$176
10.Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	September 27, 2024	September 29, 2023
Numerator:
Net income (loss)	$305	$(184)
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	211	208
Weighted-average effect of dilutive securities:
Employee equity award plans	2	—
2028 Notes if-converted shares	3	—
Total shares for purposes of calculating diluted net income (loss) per share	216	208
Net income (loss) per share
Basic	$1.45	$(0.88)
Diluted	1.41	(0.88)
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share were not material for the three months ended September 27, 2024 and 6 million for the three months ended September 29, 2023.
11.Legal, Environmental and Other Contingencies
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
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC, Seagate Technology (Thailand) Ltd., Seagate Singapore International Headquarters Pte. Ltd. and Seagate Technology International (collectively, the “Seagate Entities”) filed a complaint in the U.S. District Court for the Northern District of California against defendant suppliers of HDD suspension assemblies. Defendants include NHK Spring Co. Ltd., TDK Corporation, Hutchinson Technology Inc. and several of their subsidiaries and affiliates. The complaint includes federal and state antitrust law claims, as well as a breach of contract claim. The complaint alleges that defendants and their co-conspirators knowingly conspired for more than twelve years not to compete in the supply of suspension assemblies; that defendant misused confidential information that the Seagate Entities had provided pursuant to nondisclosure agreements, in breach of their contractual obligations; and that the Seagate Entities paid artificially high prices on purchases of suspension assemblies. The Seagate Entities seek to recover the overcharges they paid for suspension assemblies, and additional relief permitted by law. On March 22, 2022, the Seagate Entities dismissed with prejudice all claims being asserted against Defendants TDK Corporation, Hutchinson Technology Inc. and their subsidiaries and affiliates (collectively “TDK”) relating to the antitrust law claims, the breach of contract claim and other matters described in the complaint. On April 8, 2022, the court entered an Amended Stipulation and Order of Dismissal with Prejudice to dismiss all claims against TDK. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”) against Seagate’s antitrust claims, and on October 14, 2022, the Seagate Entities filed their corresponding opposition. On May 15, 2023, the court issued a ruling that Seagate’s antitrust claims can proceed as to suspension assemblies that enter the United States but not as to suspension assembles that do not enter the United States. On July 28, 2023, the District Court initiated a reconsideration of this ruling and requested further briefing. On November 17, 2023, the Court granted NHK’s FTAIA Motion and denied Seagate’s Motion for Leave to Amend the Complaint. Seagate filed a motion on December 15, 2023 for the Court to certify the ruling for interlocutory appeal. On April 22, 2024, the District Court granted in part and denied in part Seagate’s motion to certify for interlocutory appeal the Court’s ruling on NHK’s FTAIA Motion. On May 2, 2024, Seagate filed a Petition for Permission to Appeal to the Ninth Circuit. On July 18, 2024, the United States Court of Appeals for the Ninth Circuit issued an order granting Seagate’s Petition for Permission to Appeal. The FTAIA issue is now on appeal with the Ninth Circuit.
In re Seagate Technology Holdings plc Securities Litigation. A putative class action lawsuit alleging violations of the federal securities laws, UA Local 38 Defined Contribution Pension Plan, et al. v. Seagate Technology Holdings PLC, et al., was filed on July 10, 2023, in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The complaint alleged that it was a securities class action on behalf of all purchasers of Seagate common stock between September 15, 2020 and October 25, 2022, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5-1. The complaint sought unspecified monetary damages and other relief. A second action, Public Employees’ Retirement System of Mississippi v. Seagate Technology Holdings plc, William David Mosley, and Gianluca Romano, was filed on July 26, 2023, asserting similar claims. The cases were consolidated on September 25, 2023. On October 19, 2023, plaintiffs filed an amended complaint asserting similar claims with a putative class period of September 14, 2020 through April 19, 2023. The Company, on behalf of all defendants, filed a motion to dismiss the amended complaint. On August 8, 2024, the Court granted the Company’s motion to dismiss, with leave to amend. On September 12, 2024, the Plaintiffs filed an amended complaint. The Company believes that the asserted claims are without merit and intends to vigorously defend the case.
Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in U.S. District Court for the District of Delaware. The complaint alleges patent infringement by Seagate of three U.S. patents. On June 7, 2024, Seagate filed a motion to dismiss and a motion to transfer venue to Minnesota. On July 8, 2024, IP Bridge filed a First Amended Complaint alleging patent infringement by Seagate of six additional patents. IP Bridge is seeking damages as well as additional relief. On August 5, 2024, Seagate filed a motion to dismiss in part IP Bridge’s First Amended Complaint. On September 4, 2024, Seagate won its motion to transfer the case to the District Court in Minnesota. Seagate’s motion to dismiss on the remaining claims is pending. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
The Company has established an environmental management system and continually reviews and updates environmental policies and standard operating procedures for operations worldwide as needed. The Company believes that its operations are in material compliance with applicable environmental laws, regulations and permits. The Company budgets for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on the Company in the future, it could incur additional operating costs and capital expenditures.
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
BIS Settlement
On April 18, 2023, the Company’s subsidiaries Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd (collectively, “Seagate”), entered into a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) that resolved BIS’ allegations regarding Seagate’s sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. Under the terms of the Settlement Agreement, Seagate agreed to pay $300 million to BIS in quarterly installments of $15 million over the course of five years beginning October 31, 2023. Seagate also agreed to complete three audits of its compliance with the license requirements of Section 734.9 of the U.S. Export Administration Regulations (“EAR”), including one audit by an unaffiliated third-party consultant chosen by Seagate with expertise in U.S. export control laws and two internal audits, and has completed the first audit. The Settlement Agreement also included a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that Seagate has made full and timely payments under the Settlement Agreement and timely completed the audit requirements. While Seagate is in compliance with and upon successful compliance in full with the terms of the Settlement Agreement, BIS agreed it will not initiate any further administrative proceedings against Seagate in connection with any violation of the EAR arising out of the transactions detailed in the Settlement Agreement.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $180 million were included in Accrued expense and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 27, 2024. For the three months ended September 27, 2024, $15 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.

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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of September 27, 2024, the Company had unconditional long-term purchase obligations of approximately $53 million. The Company expects the commitment to be paid to total $28 million, $16 million, $6 million and $3 million for fiscal years 2026, 2027, 2028 and 2029 respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of September 27, 2024.
The Company recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. As of September 27, 2024, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $58 million, with $32 million in Accounts payable and $26 million in Accrued expenses, all of which is expected to be paid within one year.
13.Subsequent Event
Dividend Declared
On October 22, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.72 per share, which will be payable on January 6, 2025 to shareholders of record as of the close of business on December 15, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended September 27, 2024, June 28, 2024 and September 29, 2023, referred to herein as the “September 2024 quarter”, the “June 2024 quarter” and the “September 2023 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2024 quarter, June 2024 quarter and September 2023 quarter were each 13 weeks.
You should read this discussion in conjunction with financial information and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology Holdings plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2024 quarter. Highlights of events in the September 2024 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2024 quarter to the June 2024 quarter and the September 2023 quarter.
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

Overview of the September 2024 quarter
During the September 2024 quarter, we shipped 138 exabytes of HDD storage capacity. We generated revenue of approximately $2.2 billion with a gross margin of 33%. Our operating cash flow was $95 million and we paid $147 million in dividends.
Recent Developments, Economic Conditions and Challenges
During the September 2024 quarter, revenue growth was driven by continued improvement in cloud customer demand for our high capacity nearline drives along with an increase in demand from the enterprise and OEM markets. We continue to exercise cost discipline and implement pricing actions to improve operational efficiency and profitability. The macroeconomic environment remains dynamic, which may impact our business and results of operations. However, we expect our HDD storage business to benefit from further growth in data demand, including potential demand driven by the adoption of Generative AI applications.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	For The Three Months Ended
(Dollars in millions)	September 27, 2024	June 28, 2024	September 29, 2023
Revenue	$2,168	$1,887	$1,454
Cost of revenue	1,454	1,287	1,305
Gross profit	714	600	149
Product development	181	158	171
Marketing and administrative	129	131	105
Restructuring and other, net	1	(3)	2
Income (loss) from operations	403	314	(129)
Other (expense) income, net	(87)	224	(18)
Income (loss) before income taxes	316	538	(147)
Provision for income taxes	11	25	37
Net Income (loss)	$305	$513	$(184)

	For The Three Months Ended
	September 27, 2024	June 28, 2024	September 29, 2023
Revenue	100%	100%	100%
Cost of revenue	67	68	90
Gross margin	33	32	10
Product development	8	8	12
Marketing and administrative	6	7	7
Restructuring and other, net	—	—	—
Operating margin	19	17	(9)
Other (expense) income, net	(4)	12	(1)
Income (loss) before income taxes	15	29	(10)
Provision for income taxes	1	1	3
Net Income (loss)	14%	28%	(13)%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	For The Three Months Ended
	September 27, 2024	June 28, 2024	September 29, 2023
Revenues by Channel (%)
OEMs	81%	79%	71%
Distributors	11%	12%	18%
Retailers	8%	9%	11%
Revenues by Geography (%) (1)
Asia Pacific	40%	54%	56%
Americas	50%	36%	31%
EMEA	10%	10%	13%
Revenues by Market (%)
Mass capacity	80%	76%	70%
Legacy	12%	15%	19%
Other	8%	9%	11%

HDD Exabytes Shipped by Market
Mass capacity	128	104	79
Legacy	10	10	11
Total	138	114	90

HDD Price per Terabyte	$15	$15	$14
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the September 2024 quarter increased by $281 million compared to the June 2024 quarter, primarily due to an increase in mass capacity exabytes shipped as we experienced improved demand for our nearline products, and favorable pricing actions undertaken by the Company.
Revenue in the September 2024 quarter increased by $714 million compared to the September 2023 quarter, primarily due to an increase in mass capacity exabytes shipped as we experienced improved demand for our nearline products, and favorable pricing actions undertaken by the Company.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 13% of gross revenue for the September 2024 quarter, 12% for the June 2024 quarter and 20% for the September 2023 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For The Three Months Ended
(Dollars in millions)	September 27, 2024	June 28, 2024	September 29, 2023
Cost of revenue	$1,454	$1,287	$1,305
Gross profit	714	600	149
Gross margin	33%	32%	10%
Gross margin for the September 2024 quarter increased compared to the June 2024 quarter, primarily driven by favorable product mix and an improved pricing environment.

Gross margin for the September 2024 quarter increased compared to the September 2023 quarter, primarily driven by favorable product mix and pricing actions undertaken by the Company, as well as $118 million of order cancellation fees, $59 million of factory underutilization charges, and $13 million of accelerated depreciation expense for certain capital equipment in the September 2023 quarter that did not recur.
Warranty cost related to new shipments was 0.7%, 0.7% and 0.9% of revenue for the September 2024 quarter, June 2024 quarter and September 2023 quarter, respectively.
Operating Expenses

	For The Three Months Ended
(Dollars in millions)	September 27, 2024	June 28, 2024	September 29, 2023
Product development	$181	$158	$171
Marketing and administrative	129	131	105
Restructuring and other, net	1	(3)	2
Operating expenses	$311	$286	$278
Product Development Expense. Product development expenses increased by $23 million in the September 2024 quarter compared to the June 2024 quarter primarily due to a $19 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the September 2024 quarter, and a $3 million increase in materials expense.
Product development expenses increased by $10 million in the September 2024 quarter compared to the September 2023 quarter primarily due to an $11 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the September 2024 quarter and temporary salary reductions in the September 2023 quarter, a $1 million increase in equipment expense, a $1 million increase in travel expense and a $1 million increase in lease expense, partially offset by a $5 million decrease in materials expense.
Marketing and Administrative Expense. Marketing and administrative expenses decreased by $2 million in the September 2024 quarter compared to the June 2024 quarter primarily due to an $8 million decrease in outside services expense, partially offset by a $5 million net increase in compensation and other employee benefits due to the variable compensation expense recognized in the September 2024 quarter.
Marketing and administrative expenses increased by $24 million in the September 2024 quarter compared to the September 2023 quarter primarily due to a $20 million increase in compensation and other employee benefits as a result of the variable compensation expense in the September 2024 quarter and temporary salary reductions in the September 2023 quarter and a $2 million increase in travel expense.
Other (Expense) Income, net

	For The Three Months Ended
(Dollars in millions)	September 27, 2024	June 28, 2024	September 29, 2023
Other (expense) income, net	$(87)	$224	$(18)
Other (expense) income, net. Other expense, net increased by $311 million in the September 2024 quarter compared to the June 2024 quarter primarily due to a $313 million gain from the sale of System-on-Chip operations in the June 2024 quarter, partially offset by a $7 million decrease in net loss from equity investments.
Other expense, net increased by $69 million in the September 2024 quarter compared to the September 2023 quarter primarily due to a $104 million net gain recognized from the termination of interest rate swaps associated with the repayment of term loans in the September 2023 quarter, partially offset by a $29 million net loss recognized from early redemption of debt in the September 2023 quarter and a $5 million increase in interest income in the September 2024 quarter.
Income Taxes
For the three months ended September 27, 2024 and September 29, 2023, we recorded income tax expense of $11 million and $37 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.

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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of September 27, 2024. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	September 27, 2024	June 28, 2024	Change
Cash and cash equivalents	$1,239	$1,358	$(119)
Our cash and cash equivalents as of September 27, 2024 decreased by $119 million from June 28, 2024 primarily as a result of $147 million dividends paid to our shareholders and $68 million payments for capital expenditures, partially offset by net cash of $95 million provided by operating activities.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended September 27, 2024 was $95 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:
•an increase of $37 million in accrued employee compensation, primarily due to an increase in our variable compensation expense; partially offset by
•an increase of $199 million in accounts receivable, primarily due to increased revenue; and
•an increase of $144 million in inventories, primarily due to an increase in purchased materials.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended September 27, 2024 was $68 million, attributable to payments for the purchase of property, equipment and leasehold improvements.
Cash Used in Financing Activities
Net cash used in financing activities of $146 million for the three months ended September 27, 2024 was primarily attributable to the following activities:
•$147 million in dividends paid to our shareholders; and
•$28 million taxes paid related to net share settlement of equity awards; partially offset by
•$29 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of September 27, 2024, consist of: (1) approximately $1.2 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined below).

As of September 27, 2024, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of September 27, 2024, the Credit Agreement includes two financial covenants: (1) interest coverage ratio and (2) net leverage ratio. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants. As of September 27, 2024, we were in compliance with all of the covenants under our debt agreements. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for more details.
As of September 27, 2024, cash and cash equivalents held by our subsidiaries was $1.2 billion. This amount is potentially subject to taxation in Singapore upon repatriation by means of an intercompany dividend into our parent company, unless certain exemption is given, or a special approval is granted by the Ministry of Finance in Singapore. However, it is our intent to indefinitely reinvest earnings of subsidiaries in excess of the amount paid as dividends to shareholders. Our current plans do not demonstrate a need to repatriate such excess earnings. Should funds be needed in the parent company and should we be unable to fund parent company activities through means other than a taxable repatriation, we would be required to accrue and pay taxes on such dividend.
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
For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, among others, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend and any future strategic investments. As of September 27, 2024, our contractual cash requirements have not changed materially outside of the normal course of business since our fiscal year ended June 28, 2024.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of September 27, 2024, we had unconditional purchase obligations of approximately $862 million, primarily related to purchases of inventory components with our suppliers. We expect $809 million of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancellable inventory purchase commitments as of September 27, 2024.
We recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. As of September 27, 2024, the cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $58 million, with $32 million in Accounts payable and $26 million in Accrued expenses, all of which is expected to be paid within one year. In certain instances, our unpaid order cancellation fees may change based on the expected timing or ongoing negotiations with our suppliers.

Long-term debt and interest payments on debt
As of September 27, 2024, the future principal payment obligation on our long-term debt was $5.7 billion, of which $479 million will mature within one year. As of September 27, 2024, future interest payments on this outstanding debt is estimated to be approximately $1.9 billion, of which $312 million is expected to be paid within one year. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $180 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Dividends
On October 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.72 per share, which will be payable on January 6, 2025 to shareholders of record as of the close of business on December 15, 2024. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of September 27, 2024, $1.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no other material changes in our critical accounting policies and estimates. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2024, as filed with the SEC on August 2, 2024, for a discussion of our critical accounting policies and estimates.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of September 27, 2024, we had no available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. We had no impairments related to credit losses for available-for-sale investments as of September 27, 2024.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of September 27, 2024.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at September 27, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$460	$—	$—	$—	$—	$—	$460	$460
Average interest rate	5.05%	—%	—%	—%	—%	—%	5.05%
Other debt securities
Fixed rate	$—	$15	$—	$—	$—	$—	$15	$15
Debt
Fixed rate	$479	$—	$505	$1,500	$495	$2,750	$5,729	$6,517
Average interest rate	4.75%	—%	4.88%	3.50%	4.09%	7.38%	5.64%
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
For more information about our debt and use of derivative instruments, refer to “Item 1. Financial Statements—Note 5. Derivative Financial Instruments” for more details.

The table below provides information as of September 27, 2024 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$186	$1.28	$—
Thai Baht	71	32.27	—
Chinese Renminbi	25	6.96	—
British Pound Sterling	12	0.75	—
Total	$294		$—
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
We entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on SOFR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liabilities due to changes in the value of the investment options made by employees. See “Part I, Item 1. Financial Statements—Note 5. Derivative Financial Instruments” of this Quarterly Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 27, 2024.
Changes in Internal Control over Financial Reporting
During the quarter ended September 27, 2024, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part I, Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” of this Quarterly Report on Form 10-Q.
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
•We have been, and may in the future be, adversely affected by reduced, delayed, loss of or canceled purchases by one or more of our key customers, including large hyperscale data center companies and CSPs.
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
•Changes in demand for computer systems, data storage subsystems and consumer electronic devices has previously caused, and may in the future cause, a decline in demand for our products.
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
Risks Related to Information Technology, Data and Information Security
•We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches or incidents that disrupt our operations, cause widespread outages, and/or result in unauthorized access to, or the loss, corruption, unavailability or dissemination of proprietary or confidential information of our customers or about us or other third parties.

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
Additionally, we may be unable to produce new products that have higher capacities and more advanced technologies in the volumes and timeframes that are required to meet customer demand. As part of our launch of the Mozaic hard drive platform, we are transitioning to key areal density recording technologies that use the Heat-Assisted Magnetic Recording (“HAMR”) technology to increase HDD capacities. If our transitions to more advanced technologies, including the transition to HDDs utilizing HAMR technology, require development, qualification or production cycles that are longer than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may lose sales and market share, which could significantly harm our financial results and reputation.

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
The markets for our data storage products are characterized by technological change, which is driven in part by the adoption of new industry standards. These standards provide mechanisms to ensure technology component interoperability but they also hinder our ability to innovate or differentiate our products. When this occurs, our products may be considered commodities, which has historically, and could in the future, result in downward pressure on prices.
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
Our industry has experienced consolidation and may continue to consolidate. Consolidation may result in new or stronger competitors, and such competitors may have greater resources or competitive advantages. In addition, current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers, that result in declines in revenue or willingness to purchase from or sell to us, as applicable, on favorable terms.
We have been, and may in the future be, adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of our key customers, including large hyperscale data center companies and CSPs.
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
Changes in demand for computer systems, data storage subsystems and consumer electronic devices has previously caused, and may in the future cause, a decline in demand for our products.
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
We have experienced, and could in the future experience, increased costs and production delays that made us unable to obtain the necessary equipment or sufficient quantities of some components. We have also been, and could in the future be, forced to pay higher prices, make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry. If our direct and indirect vendors for these components are unable to meet our cost, quality, supply and transportation requirements or fulfill their contractual commitments and obligations, we may have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products. Further, if we have to allocate the components we receive to certain of our products and ship less of others due to shortages or delays in critical components, we may lose sales to customers who could purchase more of their required products from a competitor that either did not experience these shortages or delays or that made different allocations, and thus our revenue and operating margin would decline.
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
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel in many locations in which we operate, including China, Northern Ireland, Singapore, Thailand and the United States, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. Our historical restructurings and variability in bonus payouts have made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material and adverse effect on our business, results of operations and financial condition.
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
Macroeconomic developments such as adverse economic conditions worldwide or efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions and increased tariffs between the United States and China, Mexico and other countries, have and may continue to adversely impact our business. Significant inflation and related increases in interest rates have negatively affected our business in recent quarters and could continue to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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
Geopolitical uncertainty, terrorism, instability or war, such as the military action against Ukraine launched by Russia and the latest developments in the Middle East conflict, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are also subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, public health issues and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.
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
Further, our customers could have reduced access to working capital due to global economic conditions, high interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s, or their bank’s financial condition or the inability to access other financing, which would increase our credit and non-payment risk, and could result in an increase in our operating costs or a reduction in our revenue. Also, our customers outside of the United States are sometimes allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period. In addition, some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as original design manufacturers, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk.
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
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (“EAR”) administered by BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The United States, through BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the United States, China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into a Settlement Agreement with BIS (the “Settlement Agreement”) that resolved BIS’ allegations regarding our sales of hard disk drives to Huawei. We agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR, and have completed the first audit. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Despite our best efforts to comply with the terms of the Settlement Agreement, we may fail to do so. Failure to comply with the Settlement Agreement could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from a range of export-related activities, including exporting our products subject to the EAR outside of the United States, and could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
Despite our best efforts to comply with all applicable export control and sanctions laws and regulations, we may discover additional violations. From time to time, we have voluntarily self-reported potential trade controls violations to OFAC or BIS. Although voluntary self-disclosure is considered a mitigating factor by OFAC and BIS, in light of the Settlement Agreement, we may be subject to increased penalties. If we were ever found to have violated applicable export control or sanctions laws, we may be subject to penalties which could have a material and adverse impact on our business, results of operations, financial condition and cash flows. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings arising in the normal course of business. See “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” contained in this Quarterly Report for a description of material legal proceedings. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
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
In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. The Netherlands, the United Kingdom and certain other jurisdictions in which we operate have enacted legislation to partially implement the OECD’s Pillar Two corporate minimum tax in the current fiscal year. Full implementation in these jurisdictions is expected starting next fiscal year. Other countries are expected to adopt the Pillar Two framework in the coming fiscal year. The enactment of Pillar Two legislation is not expected to have a material and adverse effect on the Company's financial statements in the fiscal year 2025. In future years, the Pillar 2 framework for minimum tax is expected to materially increase the level of income tax, especially for jurisdictions in which we currently have tax incentives, such as Singapore and Thailand.
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
We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, security measures and licensing arrangements to protect our intellectual property rights. We are frequently involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing patents, trademarks and other intellectual property rights of third parties. We expect that we will be involved in similar disputes in the future.
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
In addition, our competitors may be able to design their products to circumvent our patents and other proprietary rights. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us, which could weaken our competitive position and reduce our operating results. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable.
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
We are subject from time-to-time to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers, in connection with the manufacturing, use, sale or offering for sale of our products. Intellectual property litigation can be expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention and resources away from our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, which may cause actual results to differ materially from our expectations. Some of the actions that we face from time-to-time seek injunctions against the sale of our products and/or substantial monetary damages, which, if granted or awarded, could materially harm our business, financial condition and operating results.
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” contained in this Quarterly Report for a description of material intellectual property proceedings.
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

RISKS RELATED TO INFORMATION TECHNOLOGY, DATA AND INFORMATION SECURITY
We could suffer a loss of revenue and increased costs, exposure to significant liability including legal and regulatory consequences, reputational harm and other serious negative consequences in the event of cyber-attacks, ransomware or other cyber security breaches or incidents that disrupt our operations, cause widespread outages, and/or result in unauthorized access to, or the loss, corruption, unavailability or dissemination of proprietary or confidential information of our customers or about us or other third parties.
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage, store and otherwise process various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store subscribers’ data on Lyve, our edge-to-cloud mass storage platform. As our operations become more automated and increasingly interdependent and our edge-to-cloud mass storage platform service grows, our exposure to the risks posed by storage, transfer, maintenance and other processing of data, such as damage, corruption, loss, unavailability, unauthorized acquisition and other processing, and other security risks, including risks of disruptions to our platform or security breaches, widespread outages and/or other incidents impacting our digital infrastructure and data, will continue to increase.
Despite the measures we and our vendors put in place designed to protect our computer equipment, data and systems, our customers, suppliers, employees or other third parties have been and may continue to be vulnerable to phishing and other forms of social engineering attacks, employee or contractor error, hacking, cyberattacks, ransomware and other malware, malfeasance, system error or other irregularities or incidents, including from attacks or breaches and incidents at third party vendors we utilize. In addition, the measures we and our vendors take may not be sufficient for all eventualities. Threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may be subject to cyberattacks created and/or augmented with AI. For example, attacks could be crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering or by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition, or could result from our or our customers or business partners incorporating the output of an AI tool, such as malicious code from an AI-generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, have been and may in the future be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. Additionally, there have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our suppliers’ or other vendors’ systems, networks, or other components or infrastructure have not been compromised or do not contain exploitable defects, bugs or vulnerabilities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques.
We and our vendors may be unable to anticipate or prevent these attacks and other threats, react in a timely manner, or implement adequate preventive measures, and we and they may face delays in detection or remediation of, or other responses to, security breaches and other security-related incidents. The costs of eliminating or addressing security problems and security vulnerabilities before or after a security breach or incident may be significant. Certain legacy IT systems may not be easily remediated, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation and other aspects of our efforts to address any attack, compromise, breach or incident may not be successful and could result in interruptions, delays or cessation of service. Security breaches or incidents and unauthorized access to, or loss, corruption, unavailability, or processing of data we and our vendors maintain or otherwise process has exposed us and could expose us, or our vendors, customers or other third parties to a risk of loss or misuse of this data. Any actual or perceived breach incident could result in litigation or governmental investigations, fines, penalties, indemnity obligations and other potential liability and costs for us, materially damage our brand, cause us to lose existing or potential customers, impede critical functions or otherwise materially harm our business, results of operations and financial condition.
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the first quarter of fiscal year 2025 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with our Constitution.
As of September 27, 2024, $1.9 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended September 27, 2024, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2024 through July 26, 2024	—	—	—	1,883
July 27, 2024 through August 23, 2024	—	—	—	1,883
August 24, 2024 through September 27, 2024	—	—	—	1,855
Total	—		—	$1,855
___________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the September 2024 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Gianluca Romano	Executive Vice President and Chief Financial Officer	August 23, 2024	March 31, 2025	68,954
___________________________________
¹ The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
10.1	Form of Indemnification Agreement between Seagate Technology LLC and the director or officer named therein					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	October 25, 2024	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)