Form 10-Q
period 2024-12-27
Seagate Technology Holdings plc
filed 2025-01-24
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 22, 2025, 211,707,393 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 27, 2024	June 28, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,238	$1,358
Accounts receivable, net	587	429
Inventories, net	1,473	1,239
Other current assets	364	306
Total current assets	3,662	3,332
Property, equipment and leasehold improvements, net	1,595	1,614
Goodwill	1,219	1,219
Deferred income taxes	1,032	1,037
Other assets, net	451	537
Total Assets	$7,959	$7,739
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,567	$1,786
Accrued employee compensation	204	106
Accrued warranty	63	74
Current portion of long-term debt	479	479
Accrued expenses	656	654
Total current liabilities	2,969	3,099
Long-term accrued warranty	73	75
Other non-current liabilities	796	861
Long-term debt, less current portion	5,200	5,195
Total Liabilities	9,038	9,230
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,577	7,471
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(8,654)	(8,960)
Total Shareholders’ Deficit	(1,079)	(1,491)
Total Liabilities and Shareholders’ Deficit	$7,959	$7,739
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenue	$2,325	$1,555	$4,493	$3,009

Cost of revenue	1,513	1,193	2,967	2,498
Product development	184	161	365	332
Marketing and administrative	139	108	268	213
Restructuring and other, net	1	(31)	2	(29)
Total operating expenses	1,837	1,431	3,602	3,014

Income (loss) from operations	488	124	891	(5)

Interest income	8	3	15	5
Interest expense	(84)	(84)	(169)	(168)
Net gain from termination of interest rate swap	—	—	—	104
Net loss from early redemption of debt	—	—	—	(29)
Other, net	(62)	(47)	(71)	(58)
Other expense, net	(138)	(128)	(225)	(146)

Income (loss) before income taxes	350	(4)	666	(151)
Provision for income taxes	14	15	25	52
Net income (loss)	$336	$(19)	$641	$(203)

Net income (loss) per share:
Basic	$1.58	$(0.09)	$3.04	$(0.97)
Diluted	$1.55	$(0.09)	$2.95	$(0.97)
Number of shares used in per share calculations:
Basic	212	209	211	209
Diluted	217	209	217	209
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net income (loss)	$336	$(19)	$641	$(203)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	—	13	—	(9)
Losses (gains) reclassified into earnings	—	5	—	(87)
Net change	—	18	—	(96)
Foreign currency translation adjustments	—	—	—	1
Total other comprehensive income (loss), net of tax	—	18	—	(95)
Comprehensive income (loss)	$336	$(1)	$641	$(298)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	December 27, 2024	December 29, 2023
OPERATING ACTIVITIES
Net income (loss)	$641	$(203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127	138
Share-based compensation	87	55
Net loss from redemption and repurchase of debt	—	7
Deferred income taxes	5	41
Other non-cash operating activities, net	96	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(158)	150
Inventories, net	(234)	87
Accounts payable	(190)	54
Accrued employee compensation	85	(14)
BIS settlement penalty	(30)	(15)
Accrued expenses, income taxes and warranty	(42)	(13)
Other assets and liabilities	(71)	21
Net cash provided by operating activities	316	296
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(139)	(140)
Proceeds from the sale of assets	1	35
Net cash used in investing activities	(138)	(105)
FINANCING ACTIVITIES
Redemption and repurchase of debt	—	(1,288)
Proceeds from issuance of long-term debt	—	1,500
Dividends to shareholders	(295)	(291)
Taxes paid related to net share settlement of equity awards	(35)	(28)
Proceeds from issuance of ordinary shares under employee stock plans	32	44
Other financing activities, net	—	(128)
Net cash used in financing activities	(298)	(191)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	1
(Decrease) increase in cash, cash equivalents and restricted cash	(120)	1
Cash, cash equivalents and restricted cash at the beginning of the period	1,360	788
Cash, cash equivalents and restricted cash at the end of the period	$1,240	$789
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended December 27, 2024 and December 29, 2023
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 27, 2024	211	$—	$7,533	$(2)	$(8,831)	$(1,300)
Net income	—	—	—	—	336	336
Issuance of ordinary shares under employee share plans	1	—	3	—	—	3
Tax withholding related to vesting of restricted share units	—	—	—	—	(7)	(7)
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	—	(152)	(152)
Share-based compensation	—	—	41	—	—	41
Balance at December 27, 2024	212	$—	$7,577	$(2)	$(8,654)	$(1,079)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at September 29, 2023	209	$—	$7,338	$(15)	$(9,025)	$(1,702)
Net loss	—	—	—	—	(19)	(19)
Other comprehensive income	—	—	—	18	—	18
Issuance of ordinary shares under employee share plans	1	—	9	—	—	9
Tax withholding related to vesting of restricted share units	—	—	—	—	(3)	(3)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(147)	(147)
Share-based compensation	—	—	30	—	—	30
Balance at December 29, 2023	210	$—	$7,377	$3	$(9,194)	$(1,814)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended December 27, 2024 and December 29, 2023
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2024	210	—	$7,471	$(2)	$(8,960)	$(1,491)
Net income	—	—	—	—	641	641
Issuance of ordinary shares under employee share plans	2	—	32	—	—	32
Tax withholding related to vesting of restricted share units	—	—	—	—	(35)	(35)
Dividends to shareholders ($1.42 per ordinary share)	—	—	—	—	(300)	(300)
Share-based compensation	—	—	74	—	—	74
Balance at December 27, 2024	212	$—	$7,577	$(2)	$(8,654)	$(1,079)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
Net loss	—	—	—	—	(203)	(203)
Other comprehensive loss	—	—	—	(95)	—	(95)
Issuance of ordinary shares under employee share plans	3	—	44	—	—	44
Capped calls related to the issuance of convertible notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	—	—	—	—	(28)	(28)
Dividends to shareholders ($1.40 per ordinary share)	—	—	—	—	(293)	(293)
Share-based compensation	—	—	55	—	—	55
Balance at December 29, 2023	210	$—	$7,377	$3	$(9,194)	$(1,814)
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 28, 2024 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 2, 2024. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 28, 2024, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 27, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 27, 2025.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and six months ended December 27, 2024 and December 29, 2023 consisted of 13 and 26 weeks, respectively. Fiscal years 2025 and 2024 both comprise 52 weeks and end on June 27, 2025 and June 28, 2024, respectively. The fiscal quarters ended December 27, 2024, September 27, 2024 and December 29, 2023, are also referred to herein as the “December 2024 quarter”, the “September 2024 quarter” and the “December 2023 quarter”, respectively.
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
In November 2024, the FASB issued ASU 2024-03 (ASC Subtopic 220-40), Disaggregation of Income Statement Expenses. The Company is required to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2028, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a prospective or retrospective basis. Early adoption is permitted. This standard is expected to impact the Company’s disclosures and will not have an impact on its Condensed Consolidated Financial Statements.
2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	December 27, 2024	June 28, 2024
Cash and cash equivalents	$1,238	$1,358
Restricted cash included in Other current assets	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,240	$1,360

Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During the three and six months ended December 27, 2024, the Company sold accounts receivables without recourse for cash proceeds of $227 million and $571 million, respectively. As of December 27, 2024, the total amount that remained subject to servicing by the Company was $227 million. During the three and six months ended December 29, 2023, the Company sold accounts receivables without recourse for cash proceeds of $290 million and $582 million, respectively. As of December 29, 2023, the total amount that remained subject to servicing by the Company was $290 million.
The discounts on accounts receivables sold were not material for the three and six months ended December 27, 2024, and December 29, 2023, respectively.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	December 27, 2024	June 28, 2024
Raw materials and components	$521	$270
Work-in-process	805	831
Finished goods	147	138
Total inventories, net	$1,473	$1,239
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	December 27, 2024	June 28, 2024
Vendor receivables	$150	$110
Other current assets	214	196
Total	$364	$306
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	December 27, 2024	June 28, 2024
Gross property, equipment and leasehold improvements	10,311	10,260
Less: accumulated depreciation and amortization	(8,716)	(8,646)
Property, equipment and leasehold improvements, net	$1,595	$1,614
During the three months ended December 27, 2024, the Company did not record accelerated depreciation expense. During the six months ended December 27, 2024, the accelerated depreciation expense recognized was immaterial.
During the three months ended December 29, 2023, the Company did not record accelerated depreciation expense. During the six months ended December 29, 2023, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Condensed Consolidated Statements of Operations.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	December 27, 2024	June 28, 2024
Dividends payable	$152	$147
Other accrued expenses	504	507
Total	$656	$654

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
The details of the outstanding supplier financing obligation were as follows:

	For the Six Months Ended
(Dollars in millions)	December 27, 2024	December 29, 2023
Outstanding at the beginning of the period	$34	$49
Added to the program during the period	385	195
Settled during the period	(384)	(176)
Outstanding at the ending of the period	$35	$68
Accumulated Other Comprehensive (Loss) Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2024	$—	$(2)	$—	$(2)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income	—	—	—	—
Balance at December 27, 2024	—	(2)	—	(2)

Balance at June 30, 2023	103	(4)	(1)	98
Other comprehensive (loss) income before reclassifications	(9)	—	1	(8)
Amounts reclassified from AOCI	(87)	—	—	(87)
Other comprehensive (loss) income	(96)	—	1	(95)
Balance at December 29, 2023	$7	$(4)	$—	$3

3.Debt
The following table provides details of the Company’s debt as of December 27, 2024 and June 28, 2024:

(Dollars in millions)	December 27, 2024	June 28, 2024
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	479	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	505	505
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	473	471
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	163	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	275	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	72	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	1,500
	5,706	5,704
Less: unamortized debt issuance costs	(27)	(30)
Debt, net of debt issuance costs	5,679	5,674
Less: current portion of long-term debt	(479)	(479)
Long-term debt, less current portion	$5,200	$5,195
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
For the three and six months ended December 27, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and $26 million, respectively, and immaterial amortization of debt issuance costs. For the three and six months ended December 29, 2023, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and $15 million, respectively, and immaterial amortization of debt issuance costs.
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in Net loss recognized from early redemption of debt in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 29, 2023. In connection with the repayment of Term Loans, the Company terminated certain interest rate swap agreements. Refer to “Note 5. Derivative Financial Instruments” for more details.
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
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The current exchange rate for the 2028 Notes is 12.1278 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of approximately $82.46 per share as of December 27, 2024. The exchange rate was adjusted from 12.1253 ordinary shares per $1,000 principal amount of 2028 Notes on December 13, 2024, and is subject to further adjustment pursuant to the terms of the Exchangeable Notes indenture.
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
As of December 27, 2024, the 2028 Notes were not exchangeable. Refer to “Note 10. Earnings (Loss) Per Share” for the potential dilutive impact of the 2028 Notes.

In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions, which was adjusted on December 13, 2024 in accordance with the applicable capped call confirmations, is $107.826 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.
2025 Senior Notes
On January 2, 2025, the entire outstanding principal amount of $479 million was repaid at par, plus accrued and unpaid interest.
Credit Agreement
The credit agreement dated as of February 20, 2019, by and among, Seagate Technology Holdings plc, Seagate HDD, The Bank of Nova Scotia, as administrative agent, and the lenders party thereto (as amended from time to time, the “Credit Agreement”) includes two financial covenants: (1) interest coverage ratio and (2) total net leverage ratio. For the fiscal quarter ended December 27, 2024, and for each fiscal quarter until the end of the covenant relief period, which terminates on June 27, 2025, the maximum permitted total net leverage ratio is 6.75 to 1.00, and applies only to the extent that the aggregate outstanding amount of revolving loans, swing line loans and the aggregate face amount of certain letters of credit exceeds 25% of the then outstanding revolving commitments in effect (the “Testing Condition”) as of the last day of the relevant fiscal quarter. The maximum permitted total leverage ratio for each fiscal quarter ending after June 27, 2025 is 4.00 to 1.00.
For the fiscal quarter ended December 27, 2024, and for each fiscal quarter until the end of the covenant relief period, which terminates on June 27, 2025, the minimum interest coverage ratio is 2.25 to 1.00, and applies only to the extent that the Testing Condition is satisfied as of the last day of the relevant fiscal quarter. The minimum interest coverage ratio for each fiscal quarter ending after June 27, 2025 is 3.25 to 1.00.
Future Principal Payments on Long-term Debt
At December 27, 2024, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$479
2026	—
2027	505
2028	1,500
2029	495
Thereafter	2,750
Total	$5,729
4.Income Taxes
The Company recorded an income tax provision of $14 million and $25 million for the three and six months ended December 27, 2024, respectively. The income tax provision for the three months ended December 27, 2024 included approximately $12 million of net discrete benefit, primarily associated with the reversal of uncertain tax positions as a result of effective audit settlement. The income tax provision for the six months ended December 27, 2024 included approximately $20 million of net discrete benefit, primarily associated with the settlement noted above as well as net excess tax benefits related to share-based compensation expense.
During the six months ended December 27, 2024, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $13 million to $99 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months.

The Company recorded income tax provisions of $15 million and $52 million for the three and six months ended December 29, 2023, respectively. The discrete items in the income tax provision were not material for the three months ended December 29, 2023. The income tax provision for the six months ended December 29, 2023 included approximately $36 million of net discrete expense, primarily associated with an increase in the Company’s valuation allowance to account for the impacts of new tax guidance which clarifies the treatment of specified research and experimental expenditures issued by the U.S. Treasury Department under Internal Revenue Code Section 174 during the September 2023 quarter, partially offset by net excess tax benefits related to share-based compensation expense. The Company continues to monitor developments related to the Internal Revenue Code Section 174, including recent notices or revenue procedures, and has determined that there is no material impact on the Company’s initial evaluation during the September 2023 quarter.
During the quarter ended March 29, 2024, the Company established Singapore as its principal executive offices. The Company’s income tax provisions recorded for the three and six months ended December 27, 2024 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs.
The Company’s income tax provisions recorded for the three and six months ended December 29, 2023 differed from the provisions for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, prior to the relocation of the Company’s principal executive offices from Ireland to Singapore, primarily due to the net effect of tax benefits related to (i) non-Irish earnings generated in jurisdictions that are subject to tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) increases in valuation allowance, and (iii) the generation of research credits during the fiscal year.
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements as a result of the repayment of Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows as of December 29, 2023. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain from termination of interest rate swap in the Condensed Consolidated Statements of Operations as of December 29, 2023. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Condensed Consolidated Statements of Operations as of December 29, 2023.
As of December 27, 2024, the Company does not have any interest rate swap contracts.
The Company did not record any net unrealized gain or loss on cash flow hedges as of December 27, 2024 and the net unrealized loss as of June 28, 2024 was immaterial.
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

The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and six months ended December 27, 2024.

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(19)	$(8)
Total return swap	Operating expenses	—	4

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in millions) Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$—	$—	Cost of revenue	$—	$—	Other, net	$—	$1
The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and six months ended December 29, 2023.

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$6	$—
Total return swap	Operating expenses	(13)	(16)

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in millions) Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$13	$6	Cost of revenue	$(5)	$(6)	Other, net	$1	$1
Interest rate swap	—	(15)	Interest expense	—	(11)	Net gain from termination of interest rate swap[1]	—	104

1The net gain recognized into earnings as a result of the discontinuance of interest rate swap during the six months ended December 29, 2023.

The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of December 27, 2024 and June 28, 2024 were as follows:

		As of December 27, 2024
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	280	Other current assets	—	Accrued expenses	—
Total return swap	113	Other current assets	—	Accrued expenses	(1)
Total derivatives	$393		$—		$(1)

		As of June 28, 2024
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$35	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	165	Other current assets	1	Accrued expenses	—
Total return swap	112	Other current assets	—	Accrued expenses	—
Total derivatives	$312		$1		$(1)
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

		December 27, 2024				June 28, 2024
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$529	$—	$—	$529	$386	$—	$—	$386
Total cash equivalents		529	—	—	529	386	—	—	386
Restricted cash and investments:
Money market funds	Other current assets	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	Other current assets	—	1	—	1	—	1	—	1
Other debt securities	Other assets, net	—	—	—	—	—	—	15	15
Derivative assets	Other current assets	—	—	—	—	—	1	—	1
Total assets		$530	$1	$—	$531	$387	$2	$15	$404
Liabilities:
Derivative liabilities	Accrued expenses	$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)
Total liabilities		$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)
As of December 27, 2024 and June 28, 2024, the Company’s Other current assets included $2 million restricted cash equivalents held as collateral at banks for various performance obligations.
As of December 27, 2024 and June 28, 2024, the Company had no material available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. The Company recorded a net loss of $15 million on available-for-sale investments for the three and six months ended December 27, 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value.
The fair value and amortized cost of the Company’s available-for-sale investments as of December 27, 2024 was immaterial. The fair value and amortized cost of the Company’s available-for-sale investments as of June 28, 2024 was $15 million due in 2 years.
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

For the investments that are accounted for under the equity method, the Company recorded an immaterial gain for the three and six months ended December 27, 2024. The Company recorded a net loss of $29 million for the three and six months ended December 29, 2023, which included $25 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. The adjusted carrying value of the investments accounted under the equity method amounted to $12 million and $12 million as of December 27, 2024 and June 28, 2024, respectively.
For the investments that are accounted under the measurement alternative, the Company recorded a net loss of $37 million and $39 million, respectively, for the three and six months ended December 27, 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded a net loss of $14 million for the three and six months ended December 29, 2023, related to downward adjustments to write down the carrying amount of certain investments to their fair value. As of December 27, 2024 and June 28, 2024, the carrying value of the Company’s strategic investments under the measurement alternative was $26 million and $65 million, respectively.
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

	December 27, 2024		June 28, 2024
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	479	479	479	476
4.875% Senior Notes due June 2027	505	498	505	493
3.50% Exchangeable Senior Notes due June 2028	1,500	1,840	1,500	2,070
4.091% Senior Notes due June 2029	473	459	471	459
3.125% Senior Notes due July 2029	163	147	163	139
8.25% Senior Notes due December 2029	500	533	500	537
4.125% Senior Notes due January 2031	275	248	275	245
3.375% Senior Notes due July 2031	72	58	72	58
8.50% Senior Notes due July 2031	500	534	500	538
9.625% Senior Notes due December 2032	750	847	750	855
5.75% Senior Notes due December 2034	489	473	489	472
	$5,706	$6,116	$5,704	$6,342
Less: unamortized debt issuance costs	(27)	—	(30)	—
Debt, net of debt issuance costs	$5,679	$6,116	$5,674	$6,342
Less: current portion of debt, net of debt issuance costs	(479)	(479)	(479)	(476)
Long-term debt, less current portion, net of debt issuance costs	$5,200	$5,637	$5,195	$5,866
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

7.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 211,706,105 shares were outstanding as of December 27, 2024, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 27, 2024.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of December 27, 2024, $1.8 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The number of ordinary shares repurchased for tax withholding related to the vesting of equity awards was 0.3 million and the dollar value of shares repurchased was $35 million for the six months ended December 27, 2024.
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenues by Channel
OEMs	$1,841	$1,140	$3,590	$2,172
Distributors	278	218	527	484
Retailers	206	197	376	353
Total	$2,325	$1,555	$4,493	$3,009

Revenue by Country (1):
Singapore	$1,034	$775	$1,894	$1,583
United States	1,059	544	2,156	999
The Netherlands	231	234	441	422
Other	1	2	2	5
Total	$2,325	$1,555	$4,493	$3,009
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended December 27, 2024 and December 29, 2023 were as follows:

	For the Six Months Ended
(Dollars in millions)	December 27, 2024	December 29, 2023
Balance, beginning of period	$149	$168
Warranties issued	32	27
Repairs and replacements	(44)	(40)
Changes in liability for pre-existing warranties, including expirations	(1)	12
Balance, end of period	$136	$167
10.Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Numerator:
Net income (loss)	$336	$(19)	$641	$(203)
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	212	209	211	209
Weighted-average effect of dilutive securities:
Employee equity award plans	1	—	2	—
2028 Notes if-converted shares	4	—	4	—
Total shares for purposes of calculating diluted net income (loss) per share	217	209	217	209
Net income (loss) per share
Basic	$1.58	$(0.09)	$3.04	$(0.97)
Diluted	1.55	(0.09)	2.95	(0.97)
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share were not material for the three and six months ended December 27, 2024 and 6 million for the three and six months ended December 29, 2023, respectively.
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
In re Seagate Technology Holdings plc Securities Litigation. A putative class action lawsuit alleging violations of the federal securities laws, UA Local 38 Defined Contribution Pension Plan, et al. v. Seagate Technology Holdings PLC, et al., was filed on July 10, 2023, in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The complaint alleged that it was a securities class action on behalf of all purchasers of Seagate common stock between September 15, 2020 and October 25, 2022, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5-1. The complaint sought unspecified monetary damages and other relief. A second action, Public Employees’ Retirement System of Mississippi v. Seagate Technology Holdings plc, William David Mosley, and Gianluca Romano, was filed on July 26, 2023, asserting similar claims. The cases were consolidated on September 25, 2023. On October 19, 2023, plaintiffs filed an amended complaint asserting similar claims with a putative class period of September 14, 2020 through April 19, 2023. The Company, on behalf of all defendants, filed a motion to dismiss the amended complaint. On August 8, 2024, the Court granted the Company’s motion to dismiss, with leave to amend. On September 12, 2024, the Plaintiffs filed an amended complaint. The Company, on behalf of all defendants, filed a motion to dismiss the amended complaint. A hearing on the motion is scheduled for March 4, 2025. The Company believes that the asserted claims are without merit and intends to vigorously defend the case.
Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in U.S. District Court for the District of Delaware. The complaint alleges patent infringement by Seagate of three U.S. patents. On June 7, 2024, Seagate filed a motion to transfer venue to Minnesota. On July 8, 2024, IP Bridge filed a First Amended Complaint alleging patent infringement by Seagate of six additional patents. IP Bridge is seeking damages as well as additional relief. On September 4, 2024, the court granted Seagate’s motion to transfer the case to the District Court in Minnesota. On October 16, 2024, Seagate filed its answer to the First Amended Complaint. The Company believes the asserted claims are without merit and intends to vigorously defend this case.

Environmental Matters
The Company’s operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of the Company’s operations require environmental permits and controls to prevent and reduce air, soil and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.
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
BIS Settlement
On April 18, 2023, the Company’s subsidiaries Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd (collectively, “Seagate”), entered into a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) that resolved BIS’ allegations regarding Seagate’s sales of hard disk drives to Huawei between August 17, 2020 and September 29, 2021. Under the terms of the Settlement Agreement, Seagate agreed to pay $300 million to BIS in quarterly installments of $15 million over the course of five years beginning October 31, 2023. Seagate also agreed to complete three audits of its compliance with the license requirements of Section 734.9 of the U.S. Export Administration Regulations (“EAR”), including one audit by an unaffiliated third-party consultant chosen by Seagate with expertise in U.S. export control laws, which has been completed, and two internal audits. The Settlement Agreement also included a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that Seagate has made full and timely payments under the Settlement Agreement and timely completed the audit requirements. While Seagate is in compliance with and upon successful compliance in full with the terms of the Settlement Agreement, BIS agreed it will not initiate any further administrative proceedings against Seagate in connection with any violation of the EAR arising out of the transactions detailed in the Settlement Agreement.
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

The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $165 million were included in Accrued expense and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of December 27, 2024. For the six months ended December 27, 2024, $30 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.
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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of December 27, 2024, the Company had unconditional long-term purchase obligations of approximately $90 million. The Company expects the commitment to be paid to total $18 million, $22 million, $11 million, $10 million and $29 million for fiscal years 2026, 2027, 2028, 2029 and thereafter respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of December 27, 2024.
The Company recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. As of December 27, 2024, cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $31 million, with $19 million in Accounts payable and $12 million in Accrued expenses, all of which is expected to be paid within one year.
13.Subsequent Event
Dividend Declared
On January 21, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.72 per share, which will be payable on April 2, 2025 to shareholders of record as of the close of business on March 19, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended December 27, 2024, September 27, 2024 and December 29, 2023, referred to herein as the “December 2024 quarter”, the “September 2024 quarter” and the “December 2023 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2024 quarter, September 2024 quarter and December 2023 quarter were each 13 weeks.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the December 2024 quarter. Highlights of events in the December 2024 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the December 2024 quarter to the September 2024 quarter and the December 2023 quarter.
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

Overview of the December 2024 quarter
During the December 2024 quarter, we shipped 151 exabytes of HDD storage capacity. We generated revenue of approximately $2.3 billion with a gross margin of 34.9%. Our operating cash flow was $221 million and we paid $148 million in dividends.
Recent Developments, Economic Conditions and Challenges
During the December 2024 quarter, revenue growth was driven by continued improvement in demand for our high capacity nearline drives from both cloud and enterprise/OEM customers along with seasonal uplift from certain other markets. We remain focused on improving operational efficiency and enhancing profitability, supported by expected increasing demand for our higher capacity nearline products alongside ongoing cost management and pricing actions. We have been increasing our factory production levels in light of higher demand. Temporary supply constraints are anticipated to impact our ability to fully respond to customer demand in the March quarter. These constraints are due to production related challenges that have now been resolved. We continue to operate in a dynamic macroeconomic environment, which may impact our business and results of operations. However, we expect our HDD storage business to benefit from further growth in data demand, including potential demand driven by the adoption of Generative AI applications.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2024	September 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenue	$2,325	$2,168	$1,555	$4,493	$3,009
Cost of revenue	1,513	1,454	1,193	2,967	2,498
Gross profit	812	714	362	1,526	511
Product development	184	181	161	365	332
Marketing and administrative	139	129	108	268	213
Restructuring and other, net	1	1	(31)	2	(29)
Income (loss) from operations	488	403	124	891	(5)
Other expense, net	(138)	(87)	(128)	(225)	(146)
Income (loss) before income taxes	350	316	(4)	666	(151)
Provision for income taxes	14	11	15	25	52
Net Income (loss)	$336	$305	$(19)	$641	$(203)

	For the Three Months Ended			For the Six Months Ended
	December 27, 2024	September 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenue	100%	100%	100%	100%	100%
Cost of revenue	65	67	77	66	83
Gross margin	35	33	23	34	17
Product development	8	8	10	8	11
Marketing and administrative	6	6	7	6	7
Restructuring and other, net	—	—	(2)	—	(1)
Operating margin	21	19	8	20	—
Other expense, net	(6)	(4)	(8)	(5)	(5)
Income (loss) before income taxes	15	15	—	15	(5)
Provision for income taxes	1	1	1	1	2
Net Income (loss)	14%	14%	(1)%	14%	(7)%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Six Months Ended
	December 27, 2024	September 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenues by Channel (%)
OEMs	79%	81%	73%	80%	72%
Distributors	12%	11%	14%	12%	16%
Retailers	9%	8%	13%	8%	12%
Revenues by Geography (%) (1)
Asia Pacific	45%	40%	50%	42%	53%
Americas	45%	50%	35%	48%	33%
EMEA	10%	10%	15%	10%	14%
Revenues by Market (%)
Mass capacity	81%	80%	68%	81%	69%
Legacy	12%	12%	21%	12%	20%
Other	7%	8%	11%	7%	11%

HDD Exabytes Shipped by Market
Mass capacity	140	128	83	268	162
Legacy	11	10	12	21	23
Total	151	138	95	289	185

HDD Price per Terabyte	$14	$15	$14	$14	$14

________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the December 2024 quarter increased by $157 million compared to the September 2024 quarter, primarily due to an increase in mass capacity exabytes shipped as we experienced higher demand primarily for our nearline products and favorable pricing actions undertaken by the Company.
Revenue for the three and six months ended December 27, 2024 increased by $770 million and $1.5 billion from the three and six months ended December 29, 2023, respectively, primarily due to an increase in mass capacity exabytes shipped as we experienced higher demand primarily for our nearline products and favorable pricing actions undertaken by the Company.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 14% of gross revenue for the December 2024 quarter, 13% for the September 2024 quarter and 18% for the December 2023 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 2% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2024	September 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cost of revenue	$1,513	$1,454	$1,193	$2,967	$2,498
Gross profit	812	714	362	1,526	511
Gross margin	35%	33%	23%	34%	17%
Gross margin for the December 2024 quarter increased by 2 percentage points compared to the September 2024 quarter, primarily driven by favorable product mix, an improved pricing environment and ongoing cost efficiencies.

Gross margin for the December 2024 quarter increased by 12 percentage points compared to the December 2023 quarter, primarily driven by favorable product mix and pricing actions undertaken by the Company, as well as $36 million of factory underutilization charges that did not recur.
Gross margin for the six months ended December 27, 2024 increased by 17 percentage points compared to the six months ended December 29, 2023, primarily driven by favorable product mix and pricing actions undertaken by the Company, as well as $115 million of cancellation fees, $95 million of factory underutilization charges, and $13 million of accelerated depreciation expense for certain capital equipment in the six months ended December 29, 2023 that did not recur.
Warranty cost related to new shipments was 0.7%, 0.7% and 0.9% of revenue for the December 2024 quarter, September 2024 quarter and December 2023 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2024	September 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Product development	$184	$181	$161	$365	$332
Marketing and administrative	139	129	108	268	213
Restructuring and other, net	1	1	(31)	2	(29)
Operating expenses	$324	$311	$238	$635	$516
Product Development Expense. Product development expenses increased by $3 million in the December 2024 quarter compared to the September 2024 quarter primarily due to a $4 million increase in compensation and other employee benefits, partially offset by a $2 million decrease in materials expense.
Product development expenses increased by $23 million in the December 2024 quarter compared to the December 2023 quarter primarily due to a $24 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the December 2024 quarter and temporary salary reductions in the December 2023 quarter, a $4 million increase in facilities costs, and a $2 million increase in equipment expense, partially offset by an $8 million decrease in materials expense.
Product development expenses increased by $33 million in the six months ended December 27, 2024 compared to the six months ended December 29, 2023, primarily due to a $35 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the six months ended December 27, 2024 and temporary salary reductions in the six months ended December 29, 2023, a $6 million increase in facilities costs, a $3 million increase in equipment expense, and a $2 million increase in lease expense, partially offset by a $13 million decrease in materials expense.
Marketing and Administrative Expense. Marketing and administrative expenses increased by $10 million in the December 2024 quarter compared to the September 2024 quarter primarily due to a $7 million increase in compensation and other employee benefits and a $3 million increase in outside services expense.
Marketing and administrative expenses increased by $31 million in the December 2024 quarter compared to the December 2023 quarter primarily due to a $26 million increase in compensation and other employee benefits as a result of the variable compensation expense in the December 2024 quarter and temporary salary reductions in the December 2023 quarter, a $3 million increase in outside services expense and a $2 million increase in travel expense.
Marketing and administrative expenses increased by $55 million in the six months ended December 27, 2024 compared to the six months ended December 29, 2023, primarily due to a $46 million increase in compensation and other employee benefits as a result of the variable compensation expense in the six months ended December 27, 2024 and temporary salary reductions in the six months ended December 29, 2023, a $4 million increase in outside services expense and a $4 million increase in travel expense.
Restructuring and other, net. Restructuring and other, net for the three and six months ended December 27, 2024 was not material. Restructuring and other, net for the three and six months ended December 29, 2023 was a $31 million benefit and a $29 million benefit, respectively, primarily due to the net gain of $30 million from the sale and leaseback transaction during the December 2023 quarter.

Other Expense, net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2024	September 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Other expense, net	$(138)	$(87)	$(128)	$(225)	$(146)
Other expense, net. Other expense, net increased by $51 million in the December 2024 quarter compared to the September 2024 quarter primarily due to a $50 million increase in net loss from certain investments and a $3 million increase in net loss from foreign currency exchange transactions.
Other expense, net increased by $10 million in the December 2024 quarter compared to the December 2023 quarter primarily due to a $9 million increase in net loss from certain investments and an $8 million increase in net loss from foreign currency exchange transactions, partially offset by a $5 million increase in interest income.
Other expense, net increased by $79 million in the six months ended December 27, 2024 compared to the six months ended December 29, 2023, primarily due to a $75 million net gain recognized from the early redemption of debt and the termination of interest rate swaps associated with the repayment of term loans that did not recur, a $10 million increase in net loss from certain investments, and a $6 million increase in net loss from foreign currency exchange transactions, partially offset by a $10 million increase in interest income and a $3 million decrease in factoring expense.
Income Taxes
For the three months ended December 27, 2024, September 27, 2024, and December 29, 2023, we recorded income tax expense of $14 million, $11 million and $15 million, respectively. For the six months ended December 27, 2024 and December 29, 2023, we recorded income tax expense of $25 million and $52 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of December 27, 2024. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	December 27, 2024	June 28, 2024	Change
Cash and cash equivalents	$1,238	$1,358	$(120)
Our cash and cash equivalents as of December 27, 2024 decreased by $120 million from June 28, 2024 primarily as a result of $295 million dividends paid to our shareholders and $139 million payments for capital expenditures, partially offset by net cash of $316 million provided by operating activities.

Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended December 27, 2024 was $316 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $85 million in accrued employee compensation, primarily due to an increase in our variable compensation expense; partially offset by
•an increase of $234 million in inventories, primarily due to an increase in purchased materials;
•a decrease of $190 million in accounts payable, primarily due to timing of payments; and
•an increase of $158 million in accounts receivable, primarily due to increased revenue.
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended December 27, 2024 was $138 million, which was primarily attributable to payments for the purchase of property, equipment and leasehold improvements.
Cash Used in Financing Activities
Net cash used in financing activities of $298 million for the six months ended December 27, 2024 was primarily attributable to the following activities:
•$295 million in dividends paid to our shareholders; and
•$35 million taxes paid related to net share settlement of equity awards; partially offset by
•$32 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of December 27, 2024, consist of: (1) approximately $1.2 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.5 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined below).
As of December 27, 2024, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of December 27, 2024, the Credit Agreement includes two financial covenants: (1) interest coverage ratio and (2) net leverage ratio. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants. As of December 27, 2024, we were in compliance with all of the covenants under our debt agreements. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for more details.
As of December 27, 2024, cash and cash equivalents held by our subsidiaries was $1.2 billion. This amount is potentially subject to taxation in Singapore upon repatriation by means of an intercompany dividend into our parent company, unless certain exemption is given, or a special approval is granted by the Ministry of Finance in Singapore. However, it is our intent to indefinitely reinvest earnings of subsidiaries in excess of the amount paid as dividends to shareholders. Our current plans do not demonstrate a need to repatriate such excess earnings. Should funds be needed in the parent company and should we be unable to fund parent company activities through means other than a taxable repatriation, we would be required to accrue and pay taxes on such dividend.
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

Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend and any future strategic investments. As of December 27, 2024, our contractual cash requirements have not changed materially outside of the normal course of business since our fiscal year ended June 28, 2024.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of December 27, 2024, we had unconditional purchase obligations of approximately $900 million, primarily related to purchases of inventory components with our suppliers. We expect $810 million of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancellable inventory purchase commitments as of December 27, 2024.
We recorded order cancellation fees to terminate certain purchase commitments related to the purchase of inventory components and equipment. As of December 27, 2024, the cumulative unpaid order cancellation fees on the Condensed Consolidated Balance Sheets were $31 million, with $19 million in Accounts payable and $12 million in Accrued expenses, all of which is expected to be paid within one year. In certain instances, our unpaid order cancellation fees may change based on the expected timing or ongoing negotiations with our suppliers.
Long-term debt and interest payments on debt
As of December 27, 2024, the future principal payment obligation on our long-term debt was $5.7 billion, of which $479 million had a maturity within one year and was fully repaid on January 2, 2025 at maturity. As of December 27, 2024, future interest payments on this outstanding debt is estimated to be approximately $1.8 billion, of which $312 million is expected to be paid within one year. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $165 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Dividends
On January 21, 2025, our Board of Directors declared a quarterly cash dividend of $0.72 per share, which will be payable on April 2, 2025 to shareholders of record as of the close of business on March 19, 2025. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of December 27, 2024, $1.8 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of December 27, 2024, we had immaterial available-for-sale investments, none of which had been in a continuous unrealized loss position for a period greater than 12 months.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 27, 2024.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at December 27, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$531	$—	$—	$—	$—	$—	$531	$531
Average interest rate	4.53%	—%	—%	—%	—%	—%	4.53%
Debt
Fixed rate	$479	$—	$505	$1,500	$495	$2,750	$5,729	$6,116
Average interest rate	4.75%	—%	4.88%	3.50%	4.09%	7.38%	5.64%

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
The table below provides information as of December 27, 2024 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$167	$1.36	$—
Thai Baht	66	33.98	—
Chinese Renminbi	31	7.19	—
British Pound Sterling	16	0.79	—
Total	$280		$—
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 27, 2024.
Changes in Internal Control over Financial Reporting
During the quarter ended December 27, 2024, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Associated with Supply and Manufacturing
•Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, has in the past and may in the future affect our production and development of products and harm our operating results.

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
•The effect of geopolitical uncertainties, political unrest, war, terrorism, natural disasters, public health issues and other circumstances, on national and/or international commerce and on the global economy, could materially and adversely affect our results of operations and financial condition.
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

•We must maintain and upgrade our global enterprise resource planning system and other information technology (“IT”) systems, and our failure to do so could have a material and adverse effect on our business, financial condition and results of operations.
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
We develop and manufacture technologically advanced products that require precision engineering, specialized manufacturing processes and rigorous quality control standards. During periods of increasing demand, the complexity of these products and our manufacturing processes has contributed to challenges in recommissioning and effectively utilizing our production equipment to meet customer needs. These difficulties may arise again in the future, potentially delaying our ability to respond to an improving demand environment. Any inability to efficiently restart or fully utilize our production equipment could result in missed revenue opportunities, increased operational costs, and adverse effects on our business and financial condition.
Other factors that have affected and may continue to affect our ability to anticipate or meet the demand for our products and adversely affect our results of operations include:
•competitive product announcements or technological advances that result in excess supply when customers cancel purchases in anticipation of newer products;
•variability in demand due to end market conditions, including fluctuations in adoption rates of emerging technologies such as artificial intelligence, shifts in customer preferences and broader economic trends;
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

RISKS ASSOCIATED WITH SUPPLY AND MANUFACTURING
Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, has in the past and may in the future affect our production and development of products and harm our operating results.
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
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. We have in the past cancelled, reduced or otherwise modified certain purchase commitments and incurred associated fees due to changes in forecasted demand. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may seek to cancel or modify or may otherwise not meet our additional purchase commitments with certain suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or we may be required to make penalty-type payments or pay specified amounts under the terms of these contracts for failure to meet our purchase commitments or otherwise satisfy our obligations under the contracts. We have and may continue to have disputes with our suppliers regarding our purchase commitments, including the cancellation or reduction of such commitments, that we may be unable to resolve, which have resulted and may again result in settlements, litigation that could result in adverse judgments or other litigation-related costs, the amounts of which may be material, as well as disruption to our supply chain and require management’s attention. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or shift output from our internal manufacturing facilities to meet the commitments, our gross margin and operating margin could be materially and adversely impacted.
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

The effect of geopolitical uncertainties, political unrest, war, terrorism, natural disasters, public health issues and other circumstances, on national and/or international commerce and on the global economy, could materially and adversely affect our results of operations and financial condition.
Geopolitical uncertainty, political unrest, terrorism, instability or war, such as the military action against Ukraine launched by Russia and the latest developments in the Middle East conflict, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are also subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, political unrest, public health issues and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.
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
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded and/or intensified in the future, creating heightened uncertainty for our business operations. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our channel partners, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in the Asia Pacific region and other geographies that have been the recent focus of changes in U.S. export control policies. Various U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips, computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially and adversely affect our business, results of operations, financial condition and cash flows.

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
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings. See “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” contained in this Quarterly Report for a description of material legal proceedings. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
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
In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. Several jurisdictions in which we operate have enacted legislation, either partially or fully implementing the OECD’s Pillar Two global corporate minimum tax, or top-up tax. This includes the recent updates from Singapore and Thailand, which will take effect for the Company starting in fiscal year 2026. We will continue to monitor for further developments. The enactment of Pillar Two legislation is not expected to have a material and adverse effect on the Company's financial statements in the fiscal year 2025. In future years, the Pillar 2 framework for the global minimum tax is expected to materially increase the level of income tax, especially for jurisdictions in which we currently have tax incentives, such as Singapore and Thailand.
In addition, we are subject to examinations of our income tax returns in tax regimes we are subject to or operate under. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial condition and results of operations.

Our future effective tax rate may also be affected by a variety of factors, including changes in our business or statutory rates, the mix of earnings in countries with differing statutory tax rates, available tax incentives, credits and deductions, the expiration of statutes of limitations, changes in accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, the estimates of our deferred tax assets and liabilities and deferred tax asset valuation allowances, changing interpretations of existing laws or regulations, the impact of accounting for business combinations, as well as changes in the domestic or international organization of our business and structure.
Changes in U.S. trade policy, including the imposition of sanctions or tariffs and the resulting consequences, may have a material and adverse impact on our business and results of operations.
We face significant uncertainty with regard to U.S. government trade policy. Current U.S. government trade policy includes tariffs on certain non-U.S. goods, including information and communication technology products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties, could lower our margin on products sold and negatively impact our financial performance. Furthermore, evolving trade policies may lead to abrupt or unpredictable changes in tariffs, quotas, duties or trade agreements, potentially disrupting our supply chain and/or leading to an increase in costs. Changes in U.S. trade policy have also resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties. Such policies could make it more difficult or costly for us to export our products to those countries, therefore negatively impacting our financial performance.
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
Despite the measures we and our vendors put in place designed to protect our computer equipment, data and systems, our customers, suppliers, employees or other third parties have been and may continue to be vulnerable to phishing and other forms of social engineering attacks, employee or contractor error, hacking, cyberattacks, ransomware and other malware, malfeasance, system error or other irregularities or incidents, including from attacks or breaches and incidents at third party vendors we utilize. In addition, the measures we and our vendors take may not be sufficient for all eventualities. Threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may be subject to cyberattacks created and/or augmented with AI. For example, attacks could be crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering or by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition, or could result from us or our customers, vendors or business partners incorporating the output of AI tools, such as malicious code from an AI-generated source code. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, have been and may in the future be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. Additionally, there have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our suppliers’ or other vendors’ systems, networks, or other components or infrastructure have not been compromised or do not contain exploitable defects, bugs or vulnerabilities. We anticipate that these threats will continue to grow in scope and complexity over time due to the development and deployment of increasingly advanced tools and techniques.
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

We must maintain and upgrade our global enterprise resource planning system and other information technology (“IT”) systems, and our failure to do so could have a material and adverse effect on our business, financial condition and results of operations.
We have invested and will continue to invest in and implement modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools.
Our implementation and maintenance of a new global enterprise resource planning system (“ERP”) has required and will continue to require significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing, maintaining and upgrading the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design, implementation and maintenance of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing and maintaining new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase security risks, and may have a material and adverse effect on our business, financial condition and results of operations.
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
•the issuance of our ordinary shares upon exchange of some or all of our outstanding exchangeable 2028 Notes for amounts in excess of the principal amount;
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the second quarter of fiscal year 2025 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with our Constitution.
As of December 27, 2024, $1.8 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended December 27, 2024, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2024 through October 25, 2024	—	—	—	1,852
October 26, 2024 through November 22, 2024	—	—	—	1,852
November 23, 2024 through December 27, 2024	—	—	—	1,848
Total	—		—	$1,848
___________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the December 2024 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Ban Seng Teh	EVP, Global Sales and Marketing	October 31, 2024	October 30, 2026	113,684
___________________________________
¹ The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
10.1	Form of Deed of Indemnification between Seagate Technology Holdings plc and the director named therein					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	January 24, 2025	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)