Form 10-Q
period 2025-03-28
Seagate Technology Holdings plc
filed 2025-05-02
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, 212,217,463 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 28, 2025	June 28, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$814	$1,358
Accounts receivable, net	622	429
Inventories, net	1,472	1,239
Other current assets	374	306
Total current assets	3,282	3,332
Property, equipment and leasehold improvements, net	1,613	1,614
Goodwill	1,219	1,219
Deferred income taxes	1,026	1,037
Other assets, net	424	537
Total Assets	$7,564	$7,739
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,467	$1,786
Accrued employee compensation	242	106
Accrued warranty	61	74
Current portion of long-term debt	—	479
Accrued expenses	642	654
Total current liabilities	2,412	3,099
Long-term accrued warranty	73	75
Other non-current liabilities	762	861
Long-term debt, less current portion	5,146	5,195
Total Liabilities	8,393	9,230
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,648	7,471
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(8,476)	(8,960)
Total Shareholders’ Deficit	(829)	(1,491)
Total Liabilities and Shareholders’ Deficit	$7,564	$7,739
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	$2,160	$1,655	$6,653	$4,664

Cost of revenue	1,400	1,230	4,367	3,728
Product development	180	164	545	496
Marketing and administrative	139	116	407	329
Restructuring and other, net	10	2	12	(27)
Total operating expenses	1,729	1,512	5,331	4,526

Income from operations	431	143	1,322	138

Interest income	4	3	19	8
Interest expense	(77)	(82)	(246)	(250)
Net gain from termination of interest rate swap	—	—	—	104
Net loss from debt transactions	(4)	—	(4)	(29)
Other, net	1	(6)	(70)	(64)
Other expense, net	(76)	(85)	(301)	(231)

Income (loss) before income taxes	355	58	1,021	(93)
Provision for income taxes	15	33	40	85
Net income (loss)	$340	$25	$981	$(178)

Net income (loss) per share:
Basic	$1.60	$0.12	$4.65	$(0.85)
Diluted	$1.57	$0.12	$4.52	$(0.85)
Number of shares used in per share calculations:
Basic	212	210	211	209
Diluted	216	213	217	209
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss)	$340	$25	$981	$(178)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized losses arising during the period	—	(4)	—	(13)
Gains reclassified into earnings	—	(3)	—	(90)
Net change	—	(7)	—	(103)
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	—	—	—	—
Losses reclassified into earnings	1	1	1	1
Net change	1	1	1	1
Foreign currency translation adjustments	—	—	—	1
Total other comprehensive income (loss), net of tax	—	(6)	1	(101)
Comprehensive income (loss)	$340	$19	$982	$(279)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	March 28, 2025	March 29, 2024
OPERATING ACTIVITIES
Net income (loss)	$981	$(178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	190	201
Share-based compensation	141	89
Deferred income taxes	8	64
Net loss from debt transactions	4	7
Other non-cash operating activities, net	109	4
Changes in operating assets and liabilities:
Accounts receivable, net	(193)	289
Inventories, net	(233)	(51)
Accounts payable	(331)	108
Accrued employee compensation	116	(25)
BIS settlement penalty	(45)	(30)
Accrued expenses, income taxes and warranty	(72)	(20)
Other assets and liabilities	(100)	26
Net cash provided by operating activities	575	484
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(182)	(200)
Proceeds from the sale of assets	1	38
Proceeds from sale of investments	10	5
Proceeds from business divestiture	25	—
Net cash used in investing activities	(146)	(157)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(531)	(1,288)
Dividends to shareholders	(447)	(438)
Taxes paid related to net share settlement of equity awards	(44)	(31)
Proceeds from issuance of long-term debt	—	1,500
Proceeds from issuance of ordinary shares under employee stock plans	56	66
Other financing activities, net	(7)	(128)
Net cash used in financing activities	(973)	(319)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	1
(Decrease) increase in cash, cash equivalents and restricted cash	(544)	9
Cash, cash equivalents and restricted cash at the beginning of the period	1,360	788
Cash, cash equivalents and restricted cash at the end of the period	$816	$797
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 28, 2025 and March 29, 2024
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 27, 2024	212	$—	$7,577	$(2)	$(8,654)	$(1,079)
Net income	—	—	—	—	340	340
Other comprehensive income	—	—	—	1	—	1
Issuance of ordinary shares under employee share plans	—	—	24	—	—	24
Tax withholding related to vesting of restricted share units	—	—	—	—	(9)	(9)
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	—	(153)	(153)
Share-based compensation	—	—	47	—	—	47
Balance at March 28, 2025	212	$—	$7,648	$(1)	$(8,476)	$(829)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 29, 2023	210	$—	$7,377	$3	$(9,194)	$(1,814)
Net income	—	—	—	—	25	25
Other comprehensive loss	—	—	—	(6)	—	(6)
Issuance of ordinary shares under employee share plans	—	—	22	—	—	22
Tax withholding related to vesting of restricted share units	—	—	—	—	(3)	(3)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(147)	(147)
Share-based compensation	—	—	34	—	—	34
Balance at March 29, 2024	210	$—	$7,433	$(3)	$(9,319)	$(1,889)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended March 28, 2025 and March 29, 2024
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2024	210	—	$7,471	$(2)	$(8,960)	$(1,491)
Net income	—	—	—	—	981	981
Other comprehensive income	—	—	—	1	—	1
Issuance of ordinary shares under employee share plans	2	—	56	—	—	56
Tax withholding related to vesting of restricted share units	—	—	—	—	(44)	(44)
Dividends to shareholders ($2.14 per ordinary share)	—	—	—	—	(453)	(453)
Share-based compensation	—	—	121	—	—	121
Balance at March 28, 2025	212	$—	$7,648	$(1)	$(8,476)	$(829)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2023	207	$—	$7,373	$98	$(8,670)	$(1,199)
Net loss	—	—	—	—	(178)	(178)
Other comprehensive loss	—	—	—	(101)	—	(101)
Issuance of ordinary shares under employee share plans	3	—	66	—	—	66
Capped calls related to the issuance of convertible notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	—	—	—	—	(31)	(31)
Dividends to shareholders ($2.10 per ordinary share)	—	—	—	—	(440)	(440)
Share-based compensation	—	—	89	—	—	89
Balance at March 29, 2024	210	$—	$7,433	$(3)	$(9,319)	$(1,889)
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 28, 2024 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 2, 2024. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 28, 2024, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 28, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 27, 2025.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. Both the three and nine months ended March 28, 2025 and March 29, 2024 consisted of 13 and 39 weeks, respectively. Fiscal years 2025 and 2024 both comprise 52 weeks and end on June 27, 2025 and June 28, 2024, respectively. The fiscal quarters ended March 28, 2025, December 27, 2024 and March 29, 2024, are also referred to herein as the “March 2025 quarter”, the “December 2024 quarter” and the “March 2024 quarter”, respectively.
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
2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	March 28, 2025	June 28, 2024
Cash and cash equivalents	$814	$1,358
Restricted cash included in Other current assets	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$816	$1,360

Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During the three and nine months ended March 28, 2025, the Company sold accounts receivables without recourse for cash proceeds of $122 million and $692 million, respectively. As of March 28, 2025, the total amount that remained subject to servicing by the Company was $122 million. During the three and nine months ended March 29, 2024, the Company sold accounts receivables without recourse for cash proceeds of $291 million and $873 million, respectively. As of March 29, 2024, the total amount that remained subject to servicing by the Company was $291 million.
The discounts on accounts receivables sold were not material for the three and nine months ended March 28, 2025, and March 29, 2024, respectively.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	March 28, 2025	June 28, 2024
Raw materials and components	$474	$270
Work-in-process	813	831
Finished goods	185	138
Total inventories, net	$1,472	$1,239
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	March 28, 2025	June 28, 2024
Vendor receivables	$134	$110
Other current assets	240	196
Total	$374	$306
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	March 28, 2025	June 28, 2024
Gross property, equipment and leasehold improvements	$10,308	$10,260
Less: accumulated depreciation and amortization	(8,695)	(8,646)
Property, equipment and leasehold improvements, net	$1,613	$1,614
During the three and nine months ended March 28, 2025, the accelerated depreciation expense recognized was immaterial.
During the three months ended March 29, 2024, the Company did not record accelerated depreciation expense. During the nine months ended March 29, 2024, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Condensed Consolidated Statements of Operations.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	March 28, 2025	June 28, 2024
Dividends payable	$153	$147
Other accrued expenses	489	507
Total	$642	$654

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
The details of the outstanding supplier financing obligation were as follows:

	For the Nine Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024
Outstanding at the beginning of the period	$50	$51
Added to the program during the period	1,021	610
Settled during the period	(1,063)	(593)
Outstanding at the ending of the period	$8	$68
Accumulated Other Comprehensive (Loss) Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2024	$—	$(2)	$—	$(2)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	1	—	1
Other comprehensive income	—	1	—	1
Balance at March 28, 2025	—	(1)	—	(1)

Balance at June 30, 2023	103	(4)	(1)	98
Other comprehensive (loss) income before reclassifications	(13)	—	1	(12)
Amounts reclassified from AOCI	(90)	1	—	(89)
Other comprehensive (loss) income	(103)	1	1	(101)
Balance at March 29, 2024	$—	$(3)	$—	$(3)

3.Debt
The following table provides details of the Company’s debt as of March 28, 2025 and June 28, 2024:

(Dollars in millions)	March 28, 2025	June 28, 2024
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	—	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	505	505
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	461	471
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	144	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	252	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	71	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	1,500
	5,172	5,704
Less: unamortized debt issuance costs	(26)	(30)
Debt, net of debt issuance costs	5,146	5,674
Less: current portion of long-term debt	—	(479)
Long-term debt, less current portion	$5,146	$5,195
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
For the three and nine months ended March 28, 2025, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and $39 million, respectively, and immaterial amortization of debt issuance costs. For the three and nine months ended March 29, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and $29 million, respectively, and immaterial amortization of debt issuance costs.
The entire outstanding principal amount of Term Loans A1, A2 and A3 were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 29, 2024. In connection with the repayment of Term Loans, the Company terminated certain interest rate swap agreements. Refer to “Note 5. Derivative Financial Instruments” for more details.
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
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The current exchange rate for the 2028 Notes is 12.1306 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of approximately $82.44 per share as of March 28, 2025. The exchange rate was adjusted from 12.1278 ordinary shares per $1,000 principal amount of 2028 Notes on March 19, 2025, and is subject to further adjustment pursuant to the terms of the Exchangeable Notes indenture.
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
As of March 28, 2025, the 2028 Notes were not exchangeable. Refer to “Note 10. Earnings (Loss) Per Share” for the potential dilutive impact of the 2028 Notes.

In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions, which was adjusted on March 19, 2025 in accordance with the applicable capped call confirmations, is $107.801 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.
2025 Notes
On January 2, 2025, the entire outstanding principal amount of $479 million was repaid at par, plus accrued and unpaid interest.
Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “New Credit Agreement”) and terminated their then-existing Credit Agreement, dated as of February 20, 2019 (the “Old Credit Agreement”). As a result of terminating the Old Credit Agreement, the Company recorded an $8 million non-cash loss related to the accelerated amortization of debt issuance costs, which was included in Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations.
The New Credit Agreement provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. On March 28, 2025, no borrowings were outstanding under the New Credit Agreement.
The loans made under the New Credit Agreement will bear interest at an Applicable Rate based on the secured overnight financing rate, or SOFR, plus a variable margin that will be determined based on the corporate credit rating of the Company. The Borrower’s obligations under the New Credit Agreement are guaranteed by the Company and certain material subsidiaries of the Company.
The New Credit Agreement also contains a financial covenant that requires the Company to maintain a total net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ending June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00, in accordance with the terms of the New Credit Agreement. For each fiscal quarter until January 2, 2026, this net leverage ratio covenant applies only to the extent that there is any amount of revolving loans, swing line loans, or letters of credit outstanding as of the last day of the relevant fiscal quarter.
Debt Repurchases
During the March 2025 quarter, $14 million principal amount of the June 2029 Notes, $19 million principal amount of the July 2029 Notes, $23 million principal amount of the January 2031 Notes and $1 million principal amount of the July 2031 Notes were repurchased for cash at a discount to their principal amounts, plus accrued and unpaid interest. The Company recorded a net gain of $4 million on these repurchases during the March 2025 quarter, which was included in Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations.
Future Principal Payments on Long-term Debt
At March 28, 2025, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$—
2026	—
2027	505
2028	1,500
2029	481
Thereafter	2,707
Total	$5,193

4.Income Taxes
The Company recorded an income tax provision of $15 million and $40 million for the three and nine months ended March 28, 2025, respectively. The discrete items in the income tax provision were not material for the three months ended March 28, 2025. The income tax provision for the nine months ended March 28, 2025 included approximately $19 million of net discrete benefit, primarily associated with the reversal of uncertain tax positions as a result of effective audit settlement, as well as net excess tax benefits related to share-based compensation expense.
During the nine months ended March 28, 2025, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $12 million to $100 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months.
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
The Company’s income tax provisions recorded for the three and nine months ended March 28, 2025 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs.
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
The Company entered into certain interest rate swap agreements to convert the variable interest rate on its Term Loans to fixed interest rates. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with the variable interest rate under the Term Loans. The Company designated the interest rate swaps as cash flow hedges. On September 13, 2023, the Company terminated its then existing interest rate swap agreements as a result of the repayment of Term Loans A1, A2 and A3 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows as of March 29, 2024. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain from termination of interest rate swap in the Condensed Consolidated Statements of Operations as of March 29, 2024. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Condensed Consolidated Statements of Operations as of March 29, 2024.
As of March 28, 2025, the Company does not have any interest rate swap contracts.
The Company did not record any net unrealized gain or loss on cash flow hedges as of March 28, 2025 and the net unrealized loss as of June 28, 2024 was immaterial.
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

The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended March 28, 2025.

		Amount of Gain/(Loss) Recognized in Income on Derivatives
(Dollars in millions) Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$—	$(8)
Total return swap	Operating expenses	(5)	(1)

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in millions) Derivatives Designated as Hedging Instruments	For the Three Months	For the Nine Months		For the Three Months	For the Nine Months		For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$—	$—	Cost of revenue	$—	$—	Other, net	$—	$1
The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2024.

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

The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of March 28, 2025 and June 28, 2024 were as follows:

		As of March 28, 2025
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$247	Other current assets	$—	Accrued expenses	$—
Total return swap	101	Other current assets	—	Accrued expenses	(4)
Total derivatives	$348		$—		$(4)

		As of June 28, 2024
		Derivative Assets		Derivative Liabilities
(Dollars in millions)	Outstanding Gross Notional	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$35	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	165	Other current assets	1	Accrued expenses	—
Total return swap	112	Other current assets	—	Accrued expenses	—
Total derivatives	$312		$1		$(1)
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

		March 28, 2025				June 28, 2024
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$169	$—	$—	$169	$386	$—	$—	$386
Total cash equivalents		169	—	—	169	386	—	—	386
Restricted cash and investments:
Money market funds	Other current assets	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	Other current assets	—	1	—	1	—	1	—	1
Other debt securities	Other assets, net	—	—	—	—	—	—	15	15
Derivative assets	Other current assets	—	—	—	—	—	1	—	1
Total assets		$170	$1	$—	$171	$387	$2	$15	$404
Liabilities:
Derivative liabilities	Accrued expenses	$—	$(4)	$—	$(4)	$—	$(1)	$—	$(1)
Total liabilities		$—	$(4)	$—	$(4)	$—	$(1)	$—	$(1)
As of March 28, 2025 and June 28, 2024, the Company’s Other current assets included $2 million of restricted cash equivalents held as collateral at banks for various performance obligations.
As of March 28, 2025 and June 28, 2024, the Company had no material available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale investments for the three months ended March 28, 2025. The Company recorded a net loss of $15 million on available-for-sale investments for the nine months ended March 28, 2025, related to downward adjustments to write down the carrying amount of certain investments to their fair value.
The fair value and amortized cost of the Company’s available-for-sale investments as of March 28, 2025 was immaterial. The fair value and amortized cost of the Company’s available-for-sale investments as of June 28, 2024 was $15 million due in 2 years.
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

For the investments that are accounted for under the equity method, the Company sold certain investments for $9 million and recorded an immaterial gain for the three and nine months ended March 28, 2025. The Company sold certain investments for $5 million and recorded immaterial loss for the three months ended March 29, 2024. The Company recorded a net loss of $29 million for the nine months ended March 29, 2024, which included $25 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. The adjusted carrying value of the investments accounted under the equity method amounted to $3 million and $12 million as of March 28, 2025 and June 28, 2024, respectively.
For the investments that are accounted under the measurement alternative, the Company recorded no adjustment and a net loss of $39 million for the three and nine months ended March 28, 2025, respectively, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded no adjustment and a net loss of $14 million for the three and nine months ended March 29, 2024, respectively, related to downward adjustments to write down the carrying amount of certain investments to their fair value. As of March 28, 2025 and June 28, 2024, the carrying value of the Company’s strategic investments under the measurement alternative was $26 million and $65 million, respectively.
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

	March 28, 2025		June 28, 2024
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	—	—	479	476
4.875% Senior Notes due June 2027	505	499	505	493
3.50% Exchangeable Senior Notes due June 2028	1,500	1,833	1,500	2,070
4.091% Senior Notes due June 2029	461	455	471	459
3.125% Senior Notes due July 2029	144	129	163	139
8.25% Senior Notes due December 2029	500	532	500	537
4.125% Senior Notes due January 2031	252	231	275	245
3.375% Senior Notes due July 2031	71	61	72	58
8.50% Senior Notes due July 2031	500	532	500	538
9.625% Senior Notes due December 2032	750	847	750	855
5.75% Senior Notes due December 2034	489	477	489	472
	$5,172	$5,596	$5,704	$6,342
Less: unamortized debt issuance costs	(26)	—	(30)	—
Debt, net of debt issuance costs	$5,146	$5,596	$5,674	$6,342
Less: current portion of debt, net of debt issuance costs	—	—	(479)	(476)
Long-term debt, less current portion, net of debt issuance costs	$5,146	$5,596	$5,195	$5,866
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

7.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 212,212,241 shares were outstanding as of March 28, 2025, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 28, 2025.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
As of March 28, 2025, $1.8 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The number of ordinary shares repurchased for tax withholding related to the vesting of equity awards was 0.4 million and the dollar value of shares repurchased was $44 million for the nine months ended March 28, 2025.
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues by Channel
OEMs	$1,711	$1,236	$5,301	$3,408
Distributors	264	252	791	736
Retailers	185	167	561	520
Total	$2,160	$1,655	$6,653	$4,664

Revenue by Country (1):
Singapore	$847	$834	$2,741	$2,417
United States	1,090	618	3,246	1,617
The Netherlands	222	200	663	622
Other	1	3	3	8
Total	$2,160	$1,655	$6,653	$4,664
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

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended March 28, 2025 and March 29, 2024 were as follows:

	For the Nine Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024
Balance, beginning of period	$149	$168
Warranties issued	49	40
Repairs and replacements	(68)	(60)
Changes in liability for pre-existing warranties, including expirations	4	8
Balance, end of period	$134	$156
10.Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Numerator:
Net income (loss)	$340	$25	$981	$(178)
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	212	210	211	209
Weighted-average effect of dilutive securities:
Employee equity award plans	2	2	3	—
2028 Notes if-converted shares	2	1	3	—
Total shares for purposes of calculating diluted net income (loss) per share	216	213	217	209
Net income (loss) per share
Basic	$1.60	$0.12	$4.65	$(0.85)
Diluted	1.57	0.12	4.52	(0.85)
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share were not material for the three and nine months ended March 28, 2025, as well as for the three months ended March 29, 2024. The weighted average anti-dilutive shares that were excluded from the computation of diluted net loss per share were 7 million for the nine months ended March 29, 2024.
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
Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in U.S. District Court for the District of Delaware. The complaint alleges patent infringement by Seagate of three U.S. patents. On June 7, 2024, Seagate filed a motion to transfer venue to Minnesota. On July 8, 2024, IP Bridge filed a First Amended Complaint alleging patent infringement by Seagate of six additional patents. IP Bridge is seeking damages as well as additional relief. On September 4, 2024, the court granted Seagate’s motion to transfer the case to the District Court of Minnesota. On October 16, 2024, Seagate filed its answer to the First Amended Complaint. The Company believes the asserted claims are without merit and intends to vigorously defend this case.

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

The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $150 million were included in Accrued expense and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 28, 2025. For the nine months ended March 28, 2025, $45 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.
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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of March 28, 2025, the Company had unconditional long-term purchase obligations of approximately $110 million. The Company expects the commitment to be paid to total $28 million, $24 million, $12 million, $13 million and $33 million for fiscal years 2026, 2027, 2028, 2029 and thereafter respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of March 28, 2025.
13.Subsequent Events
Acquisition
On March 31, 2025, the Company completed the acquisition of Intevac, Inc., a supplier of thin-film processing systems, in an all-cash transaction for $4.00 per share, with cash consideration of approximately $118 million. This acquisition aligns with the Company’s strategy to integrate important components and manufacturing processes.
Dividend Declared
On April 29, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.72 per share, which will be payable on July 8, 2025 to shareholders of record as of the close of business on June 25, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended March 28, 2025, December 27, 2024 and March 29, 2024, referred to herein as the “March 2025 quarter”, the “December 2024 quarter” and the “March 2024 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2025 quarter, December 2024 quarter and March 2024 quarter were each 13 weeks.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. These statements include, among other things, statements about our plans, programs, strategies and prospects; anticipated shifts in technology and storage industry trends, and anticipated demand for and performance of new storage product introductions; expectations regarding market demand for our products and technologies and our ability to optimize our level of production and meet market and industry expectations and the effects of these future trends on our performance; our ability to successfully integrate acquisitions with our existing business; financial outlook for future periods; expectations regarding our ability to service debt, meet debt and credit agreement covenants and continue to generate free cash flow; expectations regarding our ability to make timely quarterly payments under the Settlement Agreement with BIS; the impact of macroeconomic headwinds and customer inventory adjustments on our business and operations; uncertainty related to tariffs, trade restrictions or evolving global trade policy; our cost saving plans, including our ability to execute such plans, the projected savings under such plans and the assumptions on which the plans and projected savings are based; expectations regarding our business strategy and performance; the sufficiency of our sources of cash to meet cash needs for the next 12 months; and our expectations regarding capital expenditures and dividend issuance plans. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “should,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology, in each case, intended to refer to future events or circumstances. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from historical experience and our present expectations or projections. Therefore, undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements, except as required by law.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the March 2025 quarter. Highlights of events in the March 2025 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the March 2025 quarter to the December 2024 quarter and the March 2024 quarter.
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

Overview of the March 2025 quarter
During the March 2025 quarter, we shipped 144 exabytes of HDD storage capacity. We generated revenue of approximately $2.2 billion with a gross margin of 35.2%. Our operating cash flow was $259 million and we paid $152 million in dividends. We reduced our outstanding debt by $536 million through repayment of the 2025 Notes and partial repurchase of certain senior notes.
Recent Developments, Economic Conditions and Challenges
During the March 2025 quarter, we experienced increased demand for our high capacity nearline drives primarily from cloud customers, offset by the typical seasonal slowdown in certain of our other end markets. Temporary supply constraints impacted our ability to fully address customer demand during the quarter. These supply constraints were due to production related challenges that were resolved during the quarter. We continue to operate in a dynamic macroeconomic environment marked by rapid shifts in trade policies that began during the March 2025 quarter and increasing geopolitical tensions. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. Over the long-term we expect our hard drive storage business to benefit from further growth in data demand, including potential demand driven by the adoption of Generative AI applications.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2025	December 27, 2024	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	$2,160	$2,325	$1,655	$6,653	$4,664
Cost of revenue	1,400	1,513	1,230	4,367	3,728
Gross profit	760	812	425	2,286	936
Product development	180	184	164	545	496
Marketing and administrative	139	139	116	407	329
Restructuring and other, net	10	1	2	12	(27)
Income from operations	431	488	143	1,322	138
Other expense, net	(76)	(138)	(85)	(301)	(231)
Income (loss) before income taxes	355	350	58	1,021	(93)
Provision for income taxes	15	14	33	40	85
Net Income (loss)	$340	$336	$25	$981	$(178)

	For the Three Months Ended			For the Nine Months Ended
	March 28, 2025	December 27, 2024	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	100%	100%	100%	100%	100%
Cost of revenue	65	65	74	66	80
Gross margin	35	35	26	34	20
Product development	8	8	10	8	11
Marketing and administrative	6	6	7	6	7
Restructuring and other, net	—	—	—	—	(1)
Operating margin	21	21	9	20	3
Other expense, net	(4)	(6)	(5)	(4)	(5)
Income (loss) before income taxes	17	15	4	16	(2)
Provision for income taxes	1	1	2	1	2
Net Income (loss)	16%	14%	2%	15%	(4)%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended			For the Nine Months Ended
	March 28, 2025	December 27, 2024	March 29, 2024	March 28, 2025	March 29, 2024
Revenues by Channel (%)
OEMs	79%	79%	75%	80%	73%
Distributors	12%	12%	15%	12%	16%
Retailers	9%	9%	10%	8%	11%
Revenues by Geography (%) (1)
Asia Pacific	39%	45%	51%	41%	52%
Americas	51%	45%	37%	49%	35%
EMEA	10%	10%	12%	10%	13%
Revenues by Market (%)
Mass capacity	81%	81%	71%	81%	70%
Legacy	12%	12%	18%	12%	19%
Other	7%	7%	11%	7%	11%

HDD Exabytes Shipped by Market
Mass capacity	133	140	88	401	250
Legacy	11	11	11	32	34
Total	144	151	99	433	284

HDD Price per Terabyte	$14	$14	$15	$14	$15

________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the March 2025 quarter decreased by $165 million compared to the December 2024 quarter, primarily due to a decrease in mass capacity exabytes shipped as we experienced temporary supply constraints and typical seasonality in certain of our markets.
Revenue for the three and nine months ended March 28, 2025 increased by $505 million and $2 billion from the three and nine months ended March 29, 2024, respectively, primarily due to an increase in mass capacity exabytes shipped as we experienced higher demand primarily for our nearline cloud products and favorable pricing actions undertaken by the Company.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 14% of gross revenue for the March 2025 quarter, 14% for the December 2024 quarter and 15% for the March 2024 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.
Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2025	December 27, 2024	March 29, 2024	March 28, 2025	March 29, 2024
Cost of revenue	$1,400	$1,513	$1,230	$4,367	$3,728
Gross profit	760	812	425	2,286	936
Gross margin	35%	35%	26%	34%	20%
Gross margin for the March 2025 quarter remained flat compared to the December 2024 quarter.

Gross margin for the March 2025 quarter increased by 9 percentage points compared to the March 2024 quarter, primarily driven by favorable product mix and pricing actions undertaken by the Company, and $43 million of factory underutilization charges in the March 2024 quarter that did not recur, partially offset by $10 million of restructuring costs related to an inventory write down due to a discontinued product line in the March 2025 quarter.
Gross margin for the nine months ended March 28, 2025 increased by 14 percentage points compared to the nine months ended March 29, 2024, primarily driven by favorable product mix and pricing actions undertaken by the Company, a decrease of $117 million of supply related purchase order cancellation fees, as well as $138 million of factory underutilization charges and $13 million of accelerated depreciation expense for certain capital equipment in the nine months ended March 29, 2024 that did not recur, partially offset by $10 million of restructuring costs related to an inventory write down due to a discontinued product line in the nine months ended March 28, 2025.
Warranty cost related to new shipments was 0.7%, 0.7% and 0.8% of revenue for the March 2025 quarter, December 2024 quarter and March 2024 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2025	December 27, 2024	March 29, 2024	March 28, 2025	March 29, 2024
Product development	$180	$184	$164	$545	$496
Marketing and administrative	139	139	116	407	329
Restructuring and other, net	10	1	2	12	(27)
Operating expenses	$329	$324	$282	$964	$798
Product Development Expense. Product development expenses decreased by $4 million in the March 2025 quarter compared to the December 2024 quarter primarily due to a $2 million decrease in compensation and other employee benefits, and a $2 million decrease in facility costs.
Product development expenses increased by $16 million in the March 2025 quarter compared to the March 2024 quarter primarily due to a $17 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the March 2025 quarter, partially offset by a $2 million decrease in materials costs.
Product development expenses increased by $49 million in the nine months ended March 28, 2025 compared to the nine months ended March 29, 2024, primarily due to a $52 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the nine months ended March 28, 2025 and temporary salary reductions in the nine months ended March 29, 2024, a $6 million increase in facility costs, a $4 million increase in equipment expense and a $2 million increase in travel expense, partially offset by a $15 million reduction in materials costs.
Marketing and Administrative Expense. Marketing and administrative expenses remained flat in the March 2025 quarter compared to the December 2024 quarter.
Marketing and administrative expenses increased by $23 million in the March 2025 quarter compared to the March 2024 quarter primarily due to a $22 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the March 2025 quarter.
Marketing and administrative expenses increased by $78 million in the nine months ended March 28, 2025 compared to the nine months ended March 29, 2024, primarily due to a $68 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in the nine months ended March 28, 2025 and temporary salary reductions in the nine months ended March 29, 2024, a $5 million increase in travel expense, and a $3 million increase in outside services expense.
Restructuring and other, net. We recorded $20 million of restructuring charges in the March 2025 quarter, of which $10 million was recorded to Cost of revenue and $10 million recorded to Restructuring and other, net, respectively, primarily related to an inventory write down due to a discontinued product line and employee related termination benefits.
Restructuring and other, net for the nine months ended March 28, 2025 was $12 million, primarily related to employee related termination benefits.

Other Expense, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2025	December 27, 2024	March 29, 2024	March 28, 2025	March 29, 2024
Other expense, net	$(76)	$(138)	$(85)	$(301)	$(231)
Other expense, net. Other expense, net decreased by $62 million in the March 2025 quarter compared to the December 2024 quarter primarily due to a $52 million net loss from certain investments in the December 2024 quarter that did not recur, $8 million net gain from the sale of certain service business in the March 2025 quarter, and a $7 million decrease in interest expense, partially offset by a $4 million net loss from debt transactions in the March 2025 quarter and a $4 million decrease in interest income.
Other expense, net decreased by $9 million in the March 2025 quarter compared to the March 2024 quarter primarily due to $8 million net gain from the sale of certain service business in the March 2025 quarter and a $5 million decrease in interest expense, partially offset by a $4 million increase in net loss from debt transactions in the March 2025 quarter.
Other expense, net increased by $70 million in the nine months ended March 28, 2025 compared to the nine months ended March 29, 2024, primarily due to a $104 million net gain from termination of interest rate swap that did not recur and a $10 million increase in net loss from certain investments, partially offset by a $25 million decrease in net loss from debt transactions and an $11 million increase in interest income.
Income Taxes
For the three months ended March 28, 2025, December 27, 2024, and March 29, 2024, we recorded income tax expense of $15 million, $14 million, and $33 million, respectively. For the nine months ended March 28, 2025 and March 29, 2024, we recorded income tax expense of $40 million and $85 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of March 28, 2025. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	March 28, 2025	June 28, 2024	Change
Cash and cash equivalents	$814	$1,358	$(544)
Our cash and cash equivalents as of March 28, 2025 decreased by $544 million from June 28, 2024 primarily as a result of $531 million repayment of the 2025 Notes and repurchase of debt, $447 million dividends paid to our shareholders and $182 million payments for capital expenditures, partially offset by net cash of $575 million provided by operating activities.

Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 28, 2025 was $575 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $116 million in accrued employee compensation, primarily due to an increase in our variable compensation expense; partially offset by
•a decrease of $331 million in accounts payable, primarily due to timing of payments;
•an increase of $233 million in inventories, primarily due to an increase in purchased materials; and
•an increase of $193 million in accounts receivable, primarily due to increased revenue.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended March 28, 2025 was $146 million, primarily attributable to payments of $182 million for the purchase of property, equipment and leasehold improvements, partially offset by proceeds of $25 million from our business divestiture from the sale of System-on-Chip Operations during fiscal year 2024, as well as proceeds of $10 million from the sale of certain investments.
Cash Used in Financing Activities
Net cash used in financing activities of $973 million for the nine months ended March 28, 2025 was primarily attributable to the following activities:
•$531 million redemption and repurchase of debt;
•$447 million in dividends paid to our shareholders; and
•$44 million taxes paid related to net share settlement of equity awards; partially offset by
•$56 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of March 28, 2025, consist of: (1) approximately $0.8 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our New Credit Agreement (as defined below).
As of March 28, 2025, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with a financial covenant and other customary conditions to borrowing.
As of March 28, 2025, the New Credit Agreement includes one financial covenant, net leverage ratio. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenant. As of March 28, 2025, we were in compliance with all of the covenants under our debt agreements. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for more details.
As of March 28, 2025, cash and cash equivalents held by our subsidiaries was $698 million. This amount is potentially subject to taxation in Singapore upon repatriation by means of an intercompany dividend into our parent company, unless certain exemption is given, or a special approval is granted by the Ministry of Finance in Singapore. However, it is our intent to indefinitely reinvest earnings of subsidiaries in excess of the amount paid as dividends to shareholders. Our current plans do not demonstrate a need to repatriate such excess earnings. Should funds be needed in the parent company and should we be unable to fund parent company activities through means other than a taxable repatriation, we would be required to accrue and pay taxes on such dividend.
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

Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend and any future strategic investments. As of March 28, 2025, our contractual cash requirements have not changed materially outside of the normal course of business since our fiscal year ended June 28, 2024.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of March 28, 2025, we had unconditional purchase obligations of approximately $1.2 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.1 billion of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancellable inventory purchase commitments as of March 28, 2025.
Long-term debt and interest payments on debt
As of March 28, 2025, the future principal payment obligation on our long-term debt was $5.2 billion, which will mature in more than one year. As of March 28, 2025, future interest payments on this outstanding debt is estimated to be approximately $1.8 billion, of which $299 million is expected to be paid within one year. From time to time, we may refinance, repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $150 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Dividends
On April 29, 2025, our Board of Directors declared a quarterly cash dividend of $0.72 per share, which will be payable on July 8, 2025 to shareholders of record as of the close of business on June 25, 2025. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. As of March 28, 2025, $1.8 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of March 28, 2025, we had immaterial available-for-sale investments, none of which had been in a continuous unrealized loss position for a period greater than 12 months.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of March 28, 2025.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at March 28, 2025
	2025	2026	2027	2028	2029	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$171	$—	$—	$—	$—	$—	$171	$171
Average interest rate	4.24%	—%	—%	—%	—%	—%	4.24%
Debt
Fixed rate	$—	$—	$505	$1,500	$481	$2,707	$5,193	$5,596
Average interest rate	—%	—%	4.88%	3.50%	4.09%	7.44%	5.74%
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

The table below provides information as of March 28, 2025 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$154	$1.34	$—
Thai Baht	47	33.89	—
Chinese Renminbi	31	7.17	—
British Pound Sterling	15	0.77	—
Total	$247		$—
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 28, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended March 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We have faced and may continue to face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated results. Our market share, revenue and results of operations have been, and in the future may be, adversely affected by our failure to:
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
Sales to distributors and retailers of disk drive products account for a substantial portion of our revenue. Many of our distributors and retailers also market competing products. We face significant competition in this distribution channel as a result of limited product qualification programs and a focus on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility. In addition, deterioration in business and economic conditions has exacerbated price erosion and volatility as distributors and retailers lower prices to compensate for lower demand and higher inventory levels. Our distributors’ and retailers’ ability to access credit to fund their operations may also affect their purchases of our products. If prices decline significantly in this distribution channel or our distributors or retailers reduce purchases of our products, experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.
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
•limited access to components that we obtain from a single or a limited number of suppliers; and
•the impact of changes in trade policy, including tariffs, and/or foreign currency exchange rates on the cost of producing our products and the effective price of our products to our customers.

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
•longer product life cycles; and
•changes in macroeconomic conditions that cause customers to spend less, such as the imposition of new and/or increased tariffs, increased laws and regulations, and increased unemployment levels.
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
In several of our end markets, sales of computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, sales of our consumer products have in the past and may in the future be lower during the second half of our fiscal year. Retail sales of certain of our legacy markets solutions traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions. In particular, during periods when there are rapidly changing macroeconomic conditions, historical seasonality trends may not be a good indicator to predict our future performance and results of operations.
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
We are a global company and have significant sales operations outside of the United States, including sales personnel and customer support operations. We also generate a significant portion of our revenue from sales outside the United States. Disruptions in the economic, environmental, political, legal or regulatory landscape in the countries where we operate may have a material and adverse impact on our manufacturing and sales operations. Disruptions in financial markets and the deterioration of global economic conditions have had and may continue to have an impact on our sales to customers and end-users. In addition, ongoing uncertainty in U.S. policy, including uncertainty relating to tariffs and other trade restrictions, may have an impact on our sales to customers and end-users.

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
The cost, quality and availability of components, subassemblies, certain equipment and raw materials used to manufacture our products are critical to our success. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Certain rare earth elements are also critical in the manufacture of our products. Many of these rare earth elements are sourced from China, which accounts for a majority of the global supply and processing capacity for these materials. As a result, recent or potential future export restrictions or bans by the Chinese government, as well as any import restrictions or bans by the U.S. government, on rare earth minerals could materially and adversely impact our supply chain continuity and operating results. In addition, the equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Our efforts to control our costs, including capital expenditures, may also affect our ability to obtain or maintain such inputs and equipment, which could affect our ability to meet future demand for our products.
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, preamplifiers, spindle motors, printed circuit boards, suspension assemblies and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single-sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures, evolving trade policies, including the imposition of tariffs or other trade restrictions, or other macroeconomic conditions or changes to such conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of these direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate. Trade policy developments, including retaliatory measures by other countries, could exacerbate these risks by further restricting the availability and/or increasing the cost of critical components, delaying shipments, resulting in the relocation of certain manufacturing processes or otherwise disrupting our global supply chain. These factors have materially impacted, and may in the future impact the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position. Further, if a sole source or limited source supplier decides not to do business with us for any reason, we may be unable to develop, manufacture and commercialize certain of our products, which would adversely affect our business and financial position.

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
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. Our key customers’ satisfaction with the volume, quality and timeliness of our products is a material element of our market reputation, and any damage to our key customer relationships could materially and adversely affect our reputation. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as human capital, environmental stewardship, sustainability, supply chain management, climate change, the usage of AI, workplace conduct and human rights. The increasing concern over climate change could also result in shifting customer preferences and regulations. Changing customer preferences may result in increased demands or requirements regarding our solutions, products and services, including the use of packaging materials, chemicals and other components in our products. These demands may cause us to incur additional costs or make other changes to our operations, which could adversely affect our financial results. If we fail to manage these requirements in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.
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
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have a material and adverse effect on the demand for our products and/or result in significant changes in our product prices. Other factors that could have a material and adverse effect on demand for our products, financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures.
Macroeconomic developments including new and increased tariffs, trade disputes, sanctions, adverse economic conditions worldwide, government efforts to stimulate or stabilize economies and international conflicts have and may continue to adversely impact our business. Significant inflation and elevated interest rates have negatively affected our business in recent quarters and could continue to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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
Geopolitical uncertainty, political unrest, terrorism, instability or war, such as the conflict between Ukraine and Russia and conflicts in the Middle East, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are also subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, political unrest, public health issues and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees located in regions known for seismic activity, wildfires and drought conditions. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities, potentially disrupting our operations. Many of our suppliers and customers are also located in areas with risks of natural disasters. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and results of operations could be materially and adversely affected.
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
Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. Laws, regulations and policies, particularly in the U.S., may change in significant, unexpected, and/or unpredictable ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Jurisdictions such as China, Malaysia, Northern Ireland, Singapore, Thailand and the U.S., in which we have significant operating assets, and the European Union each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to, fair competition, tax practices, anti-corruption, anti-trust, data privacy, protection, security and sovereignty, price controls and international trade, including the imposition of tariffs or other trade restrictions, which have had and may continue to have an adverse effect on our business operations and financial condition.
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
We face significant and ongoing uncertainty with regard to global trade policy, particularly in light of recently announced and potential additional actions by the U.S. government and its trading partners. Current U.S. government trade policy includes tariffs on certain non-U.S. goods, including information and communication technology products. These and any new measures may materially increase costs for goods imported from key supply chain jurisdictions into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties, could lower our margin on products sold and negatively impact our financial performance.
In addition, evolving trade policies may lead to abrupt or unpredictable changes in tariffs, quotas, duties or trade agreements, potentially disrupting our supply chain and/or leading to an increase in costs. Changes in U.S. trade policy have also resulted in, and could result in more, foreign jurisdictions adopting responsive trade policies, including imposition of new or increased tariffs, quotas, duties, or other restrictions targeting U.S. products. For example, countries where we have significant customer demand may adopt measures that increase the effective cost of our products in those markets, which could reduce sales volumes and harm our competitive position.
These developments, whether occurring individually or in the aggregate, could materially disrupt our operations and impair our ability to efficiently manage our global supply chain. Increased tariffs or other trade restrictions may raise our cost of goods, delay the sourcing or materials and constrain our ability to fulfill customer orders on a timely basis. Additionally, retaliatory trade measures by other countries could make it more difficult or costly to export our products or components, potentially leading to increased supply chain costs and/or reduced demand in non-U.S. markets. These and any future trade policy changes may have a material and adverse impact on our business and financial condition. While we continue to monitor trade developments and evaluate risk mitigation strategies, we may not be able to fully, or even partially, offset the effects of these evolving trade dynamics.
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
There can be no assurance that our cybersecurity management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter, remained paused through the third quarter of fiscal year 2025 and there are no assurances as to if and when the program will resume. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with our Constitution.
As of March 28, 2025, $1.8 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended March 28, 2025, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2024 through January 24, 2025	—	—	—	$1,848
January 25, 2025 through February 21, 2025	—	—	—	1,844
February 22, 2025 through March 28, 2025	—	—	—	1,840
Total	—		—	$1,840
___________________________________
(1) Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the March 2025 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
James C. Lee	Senior Vice President, Chief Legal Officer and Corporate Secretary	January 24, 2025	September 30, 2025	6,930
David Mosley	Chief Executive Officer	February 20, 2025	April 30, 2026	394,347
Gianluca Romano	Executive Vice President and Chief Financial Officer	January 27, 2025	August 29, 2025	51,834
___________________________________
¹ The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
10.1	Credit Agreement, dated as of January 30, 2025, by and among Seagate HDD Cayman, Seagate Technology Holdings Public Limited Company, the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent. Swingline Lender and L/C Issuer.	8-K	001-31560	10.1	2/3/2025
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	May 2, 2025	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)