Form 10-K
period 2025-06-27
Seagate Technology Holdings plc
filed 2025-08-01
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2025
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.4 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of July 29, 2025 was 212,677,178.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 25, 2025, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended June 27, 2025.

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

Our HDD products are designed for mass capacity storage in the cloud and at the edge as well as legacy market applications. Mass capacity storage involves well-established use cases, such as hyperscale data centers and private and public clouds as well as quickly emerging use cases such as machine learning (“ML”) and artificial intelligence (“AI”). Legacy markets are those that we continue to sell to but we do not plan to invest in significantly. Our HDD and SSD product portfolio includes Serial Advanced Technology Attachment (“SATA”), Serial Attached SCSI (“SAS”) and Non-Volatile Memory Express (“NVMe”) based designs to support a wide variety of mass capacity and legacy applications.
Our systems portfolio includes storage subsystems for enterprises, cloud service providers (“CSPs”), scale-out storage servers and original equipment manufacturers (“OEMs”). Engineered for modularity, mobility, capacity and performance, these solutions are built with our enterprise HDDs and SSDs, enabling customers to integrate powerful, scalable storage within existing environments or create new ecosystems from the ground up in a secure, cost-effective manner.
Our Lyve portfolio provides a simple, cost-efficient and secure way to manage massive volumes of data across the distributed enterprise. The Lyve platform includes a shuttle solution that enables enterprises to transfer massive amounts of data from endpoints to the core cloud and a storage-as-a-service cloud offering that provides frictionless mass capacity storage at the metro edge.
Industry Overview
Data Storage Industry
The data storage industry includes companies that manufacture components or subcomponents designed for data storage devices, as well as providers of storage solutions, software and services. These providers address data storage needs for cloud, enterprise and other edge markets. The rapid growth of data generation, the intelligent application of data and the rise in data value are driving demand for data storage. As more data is created at endpoints outside traditional data centers, the need for real-time decision making we expect will drive an increase in processing at the edge and in the cloud. Additionally, the need for data storage and management between the edge and cloud continues to increase. Use cases include connected and autonomous vehicles, smart manufacturing, smart cities and emerging generative AI (“Gen AI”) applications. We believe the proliferation and creation of media-rich digital content, further enabled by Gen AI, ML, fifth-generation wireless (“5G”) technology, the edge and the Internet of Things (“IoT”) will continue to create demand for higher capacity storage solutions. The resulting mass data ecosystem is expected to require increasing amounts of data storage at the edge, in the cloud and in between.
Markets
The principal data storage markets include:
Mass Capacity Storage Markets
Mass capacity storage supports scalable, high capacity, cost efficient storage applications, including nearline cloud, nearline enterprise, video and image applications (“VIA”) and network-attached storage (“NAS”) and edge-to-cloud data storage infrastructures.
Nearline. Nearline applications require mass capacity devices and mass capacity subsystems that provide end-to-end solutions to businesses for the purpose of modular and scalable storage. Cloud and enterprise storage applications require both high-capacity and energy efficient storage devices to support low total cost of ownership. Seagate systems offer mass capacity storage solutions that provide foundational infrastructure for private and public clouds. The nearline market includes storage for cloud computing, content delivery, archival, backup services and emerging use cases such as generative AI.
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
Demand for Data Storage
In the “Worldwide Global DataSphere Forecast, 2025-2029”, published by the International Data Corporation1 (“IDC”), the global datasphere is forecasted to grow at a compound rate of 25% over the next five years to reach 527 zettabytes annually by 2029. Digital transformation has given rise to many new applications, all of which rely on faster access to and secure storage of data proliferating from endpoints through edge to cloud. Additionally, the adoption of generative AI applications is expected to accelerate the creation of digital content such as text, images and video over the long term. We expect these trends will have a positive impact on storage demand.
As more applications require real-time decision making, some data processing and storage are moving closer to the network edge. We believe this will result in a buildup of private and edge cloud environments that will enable fast and secure access to data throughout the IoT ecosystem.
Factors contributing to the growth of digital content include:
•Creation, sharing and consumption of media-rich content, such as high-resolution photos, high-definition videos and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices; the adoption of smart home and wearable devices as well as the growth of social media platforms;
•Rapid consumer and enterprise adoption of widely available generative AI tools;
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
1 Worldwide IDC Global DataSphere Forecast, 2025–2029, Doc #US53363625, May 2025.

•Cloud migration initiatives and the ongoing advancement of the cloud, including the build out of large numbers of cloud data centers by CSPs and private companies transitioning on-site data centers into the cloud; and
•The need for protection of increased digital content through redundant storage on backup devices and externally provided storage services is essential.
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
Mass capacity storage is and will continue to be the enabler of scale. According to IDC’s 2025 Cloud Infrastructure Index, hard drives store 87% of exabytes in large data center deployments. We expect increased data creation will lead to the expansion of the need for storage in the form of HDDs, SSDs and systems. While the advance of solid state technology in many end markets is expected to increase, we believe that in the foreseeable future, cloud, edge and traditional enterprise that require high-capacity storage solutions will be best served by HDDs due to their ability to deliver reliable, scalable, energy-efficient and the most cost-effective mass storage devices. As HDD capacities continue to increase, demand for higher capacity drives is expected to grow due to their better total cost of ownership compared with lower capacity drives. As a result, we can address higher exabyte demand with fewer HDD units that have higher average capacity per drive.
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
Our Business
Data Storage Technologies
The design and manufacturing of HDDs depends on highly advanced technology and manufacturing techniques. Therefore, it requires relatively high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms focus on the areal density of media and read/write head technologies, including the Mozaic platform, which is the industry’s first implementation of the high-capacity enabling heat-assisted magnetic recording (“HAMR”) technology as well as innovations like shingled-magnetic-recording ("SMR") technology, and the throughput-optimizing multi actuator MACH.2 technology. This design and manufacturing approach allows us to deliver a portfolio of storage products to service a wide range of data storage applications and industries.
Disk drives that we manufacture are commonly differentiated by the following key characteristics:
•Input/output operations per second (“IOPS”), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;
•Storage capacity, commonly expressed in TB, which is the amount of data that can be stored on the disk drive;
•Areal density, which is a measurement of the storage capacity per square inch on the recording surface of a disk (also known as platter);

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

Read/Write Heads. The function of the read/write head is to scan across the disk as it spins, magnetically recording or reading information. The tolerances of read/write heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges related to magnetic film properties and topographical structures are unique to the disk drive industry. In addition, HAMR technology utilizes a laser and a near-field transducer on the read/write head to heat an extremely small spot on the magnetic disk, allowing for higher data density storage. We perform all primary stages of design and manufacture of read/write heads at our facilities. We use a combination of internally manufactured and externally sourced read/write heads, the mix of which varies based on product mix, technology and our internal capacity levels.
Media. Data is written to or read from the media, or disk, as it rotates at very high speeds past the read/write head. The media is made from non-magnetic substrates, usually an aluminum alloy or glass and is coated with thin layers of magnetic materials. HAMR technology requires media with higher coercivity alloys that are stable at room temperature. The laser temporarily lowers the coercivity allowing data to be written. We use a combination of internally manufactured and externally sourced finished media and aluminum substrates, the mix of which varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties.
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
Head Disk Assembly. The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface, and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly (“E-block”) that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products.
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
Commodity and Other Manufacturing Costs. The production of disk drives requires rare earth elements, precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in price and the supply of which has at times been constrained. In addition to increased costs of components and commodities, volatility in fuel and other transportation costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of alternative shipment methods to help offset any increase in freight costs, and we will continually review various forms of shipments and routes to minimize the exposure to higher freight costs.
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

Mass Capacity Storage
Enterprise Nearline HDDs. Our high-capacity enterprise HDDs, including HAMR-based Mozaic drives, ship in capacities of up to 35TB. These products are designed for mass capacity data storage in the cloud and at the edge, as well as server environments and cloud systems that require high capacity, enterprise reliability, energy efficiency and integrated security. They are available in SATA and SAS interfaces. Additionally, certain customers can utilize many of our HDDs with SMR technology enabled which increases the available storage capacity of the drive with certain performance trade-offs.
Enterprise SSDs. Our enterprise SSDs are designed for high-performance, hyperscale, high-density and cloud applications. They are offered with multiple interfaces, including SATA and NVMe, and in capacities up to 30TB.
Enterprise Systems. Our systems portfolio provides modular storage arrays, storage server platforms, multi-level configuration for disks (commonly referred as JBODs) and expansion shelves to expand and upgrade data center storage infrastructure and other enterprise applications. They feature speed, scalability and security. Our capacity-optimized systems feature multiple scalable configurations and can accommodate up to 2.5 petabytes of HDDs per chassis. We offer capacity and performance-optimized systems that include all-flash, all-disk and hybrid arrays for workloads demanding high performance, capacity and efficiency.
VIA. Our video and image HDDs are built to support the high-write workload of always-on, always-recording video systems. These optimized drives are built to support the growing needs of the video imaging market with support for multiple streams and capacities up to 30TB.
NAS. Our NAS drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built health management, error recovery controls, power settings and vibration tolerance. Our NAS HDD solutions are available in capacities up to 30TB. We also offer NAS SSDs with capacities up to 4TB.
Legacy Applications
Mission Critical HDDs and SSDs. Although we have stopped offering 15,000 RPM HDDs, we continue to support 10,000 RPM HDDs, offered in capacities up to 2.4TB, which enable increased throughput while improving energy efficiency. Our enterprise SSDs are available in capacities up to 30TB with various interfaces. Our SSDs deliver the speed and consistency required for demanding enterprise storage and server applications.
Consumer Solutions. Our external storage solutions with capacities up to 24TB are shipped, under the Seagate Ultra Touch, One Touch, Expansion and Basics product lines, as well as under the LaCie brand name. We strive to deliver the best customer experience by leveraging our core technologies, offering services such as Seagate Recovery Services (data recovery) and partnering with leading brands such as Microsoft’s Xbox and Sony’s PlayStation.
Client Applications. Our 3.5-inch desktop drives offer up to 24TB of capacity, designed for personal computers and workstation applications and our 2.5-inch notebook drives offer up to 5TB for HDD and up to 4TB for SSD designed for applications such as traditional notebooks, convertible systems and external storage to address a range of performance needs and sizes for affordable, high-capacity storage. Our DVR HDDs are optimized for video streaming in always-on consumer premise equipment applications with capacities up to 8TB. Our gaming SSDs are specifically optimized internal storage for gaming rigs and are designed to enhance the gaming experience during game load and game play with capacities up to 4TB.
Lyve Edge-to-Cloud Mass Capacity Platform
Lyve. Lyve is our as-a-service platform built with mass data in mind. These solutions, including modular hardware and software delivered in a consumption-based model, support enterprises’ on-premise and cloud data transfer and retention needs. Lyve Cloud Object Storage is a consumption-based, mass storage simple storage service (“S3”) compatible cloud, completing our comprehensive edge-to-cloud portfolio. Lyve Cloud is available in standard and infrequent access tiers, across multiple geographic regions.
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
Principal Competitors. We compete with manufacturers of storage solutions and the other principal manufacturers in the data storage solution industry including:
•Kioxia Holdings Corporation;
•Micron Technology, Inc.;
•Samsung Electronics;
•Sandisk Corporation;
•SK hynix, Inc.;
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
We believe our HDDs’ supply and demand remained well balanced during fiscal year 2025, supporting a healthy pricing environment.

Product Life Cycles and Changing Technology. Success in our industry has been dependent to a large extent on the ability to balance the introduction and transition of new products with time-to-volume, performance, capacity and quality metrics at a competitive price, level of service and support that our customers expect. Generally, the drive manufacturer that introduces a new product first benefits from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Evolving technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles or economic declines. Further, there is a continuing need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields continue to be of significant competitive importance.
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
Research and Development
Our Research & Development (R&D) organization is focused on the development of storage solutions leveraging our areal density leadership in mass capacity hard disk drives. Our portfolio also includes solid state drives and systems. We continue to develop innovative magnetic recording technologies as well as conduct research on adjacent technologies necessary for the development of scalable, high-availability storage products.
Seagate’s HAMR based Mozaic platform reflects our ability to productize complex nanoscale technologies, create a foundation for scaling to increasingly higher capacity hard drive storage products, and extend our areal density leadership. In addition, we continue to optimize our perpendicular magnetic recording (“PMR”) product development and manufacturing by leveraging design systems that extend across product generations and result in more efficient resource utilization.
Our wafer and media development, recording subsystems, firmware, and system development happens around the world. Our primary R&D centers are located in Northern Ireland, Singapore, Thailand and in the U.S. in California, Colorado and Minnesota.
The expenses related to R&D depend on several factors including the stage of technological development and product qualification timelines.
Patents and Licenses
As of June 27, 2025, we had approximately 3,273 U.S. patents and 243 patents issued in various non-U.S. jurisdictions, as well as approximately 221 U.S. and 38 non-U.S. patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.
The data storage industry is characterized by significant litigation arising from time to time relating to patent and other intellectual property rights. Occasionally, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims without a material adverse effect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 8. Financial Statements and Supplementary Data—Note 13. Legal, Environmental and Other Contingencies.” The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome.

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
Social and Employee Matters
As of June 27, 2025, we employed approximately 30,000 full-time employees worldwide, of which approximately 25,000 were located in Asia. We believe that our employees are crucial to our current success and that our future success will depend, in part, on our ability to attract, retain and further motivate qualified employees at all levels. We believe that our employee relations are good.
Culture of Inclusion. We thrive as a global workforce by leveraging our collective strengths and experiences to develop and deliver our business strategy. One of the ways we foster a culture of belonging and inclusion is through our support of Employee Resource Groups (ERGs). These voluntary, employee-led communities are built around shared experiences and offer numerous benefits, including fostering workplace connections and enhancing a sense of belonging.
Our ERGs are open to all employees, representing a wide range of backgrounds and focus on leadership topics, networking, and community outreach. There are 32 ERG chapters across seven countries, all led by employees and supported by Seagate leaders. Through these ongoing efforts, our primary goal is to ensure every employee feels safe, respected, and welcomed.
We also celebrate our culture of belonging and inclusion by recognizing cultural and heritage months across our global locations. Events such as Lunar New Year, Veterans Day, and International Women’s Day are marked with activities like educational panels, cultural recipe sharing, employee interviews, and other community-relevant celebrations.
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

Development, Retention, Compensation, Benefits & Engagement. Our performance management system is a continuous process that helps team members focus on the right priorities. Meaningful conversations between managers and employees are the foundation of performance management at Seagate. We focus on dialogue centered around manager and employee conversations, and ongoing feedback, to align goals. This approach focuses on achieving high-quality productive dialogue between managers and employees. We also encourage our employees to participate in the many learning opportunities available at Seagate. The portfolio of learning and training opportunities includes but is not limited to mentoring and coaching, e-learning opportunities, self-paced training, on-the-job training and other strategic internal programs that cover topics ranging from leadership and technical skills to health, safety and the environment. For example, our internal mobility and career development tool provides Seagate employees with the opportunity to establish networking and mentorship connections, identify and participate in internal part-time projects, and explore internal full-time positions.
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
In fiscal year 2025, we conducted our Employee Experience Survey to obtain feedback from our global workforce on their experience at Seagate. Managers were provided access to a dashboard with results that shared key drivers of employee engagement specific to their own organizations for action planning. We conducted several additional surveys across Seagate’s global footprint, which were followed by employee and leader connection sessions at the regional and site levels, for the continuous improvement of internal communications and business planning.
Community Impact. Our community engagement program is designed to provide support to our local communities, with an emphasis on science, technology, engineering and mathematics (“STEM”). This year to support STEM, we organized Take Our Children to Work Day at eight of our largest sites. More than 330 children visited and engaged in educational activities including hard drive assembly, AI design workshops, and electromagnetic experiments. We also continued to promote sustainability and environmental programs including Earth Day in April. Employees around the world participated in environmentally friendly activities, including litter cleanups and tree planting. Employees in Singapore maintain a rooftop garden where the food produced is donated to a local home for the elderly, a great example of sustaining a partnership between employee volunteers and a community need. We continued supporting various food banks, blood drives, and other non-profit organizations including Habitat for Humanity in Minnesota where employees spent 11 days building homes for those in need.
Our community engagement program prioritizes local relationships to strengthen ties within the communities we work and live in. By collaborating with various local organizations, participating in community-driven initiatives, and addressing specific needs near our locations, we aim to create a more sustainable and positive impact that resonates both now and in the future.
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
Financial Information
Financial information for our reportable business segment and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data—Note 15. Business Segment and Geographic Information.”
Corporate Information
Seagate Technology Holdings plc is a public limited company organized under the laws of Ireland.

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
Information About Our Executive Officers
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 1, 2025. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	58	Director and Chief Executive Officer
Gianluca Romano	56	Executive Vice President and Chief Financial Officer
Ban Seng Teh	59	Executive Vice President and Chief Commercial Officer
James C. Lee	55	Senior Vice President, Chief Legal Officer and Corporate Secretary
KianFatt Chong	62	Senior Vice President, Global Operations
Dr. John C. Morris	58	Senior Vice President and Chief Technology Officer
Dr. William D. Mosley, 58, has served as our Chief Executive Officer (“CEO”) since October 2017 and as a member of the Board since July 2017. He previously served as our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 56, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Ban Seng Teh, 59, has served as our Executive Vice President and Chief Commercial Officer since July 2022. Prior to that, Mr. Teh served as Executive Vice President of Global Sales and Sales Operations from February 2021 to July 2022 and Senior Vice President of Global Sales and Sales Operations from November 2014 to February 2021. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.

James C. Lee, 55, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since June 2024. Mr. Lee oversees all legal operations, government relations and public policy at Seagate, as well as leads the enterprise-wide strategy for identifying, incubating, and commercializing emerging technologies. Before joining our company, Mr. Lee served as Senior Vice President, General Counsel & Corporate Secretary at Maxar Technologies, a space technology company, from April 2019 to June 2024. Prior to Maxar Technologies, Mr. Lee worked at Aramark Corporation, a food and facilities service provider, for 15 years.
KianFatt Chong, 62, has served as our Senior Vice President, Global Operations since October 2020. Prior to his current role, Mr. Chong was Senior Vice President, Global Drive Operations from December 2013 to September 2020. He served as Vice President of China Operations from July 2003 to November 2013, expanding and also spearheading the first campus concept in Seagate with multiple manufacturing operations disciplines all located in a single site. Since joining Seagate in 1989 as an engineer, Mr. Chong has held a variety of leadership positions and has been a key strategic contributor for many of Seagate’s operations and manufacturing capabilities across the global footprints.
Dr. John C. Morris, 58, has served as our Senior Vice President, HDD and SSD Products and Chief Technology Officer since 2019. Prior to his current role, Dr. Morris was the Vice President of HDD and SSD Products from August 2015 to August 2019. Before that, he served as Vice President of Design Engineering and Enterprise Development Group driving focus on technical and strategic alignment with enterprise and cloud customers from September 2013 to August 2015. Since joining the Company in 1996, Dr. Morris has held a variety of engineering leadership positions and has been a key contributor to many of Seagate’s core technologies.
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
•If we do not adequately control our costs or if any cost reduction activities that we undertake do not deliver the results we expect, we will not be able to compete effectively and our financial condition may be adversely impacted.
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
Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We have faced and may continue to face technological, operational and financial challenges in developing new products. In addition, our investments in new product development may not yield the anticipated results. Our market share, revenue and results of operations have been, and in the future may be adversely affected by our failure to:
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
Some of our key customers, such as OEM customers including large hyperscale data center companies and CSPs, account for a large portion of our revenue in our mass capacity markets. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases or delay product acceptances, or we were prohibited from selling to those key customers for any reason, such as export regulations or other factors beyond our control, our revenues and results of operations may be materially and adversely affected, particularly if we are unable to collect any applicable cancellation charges. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be a difficult, costly or prolonged process to attract and sign new key customers.
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
Our results of operations are highly dependent on cloud, enterprise and consumer spending and the resulting demand for our products. Reduced demand, particularly from our key cloud and enterprise customers as a result of a significant change in macroeconomic conditions or other factors, may result in a significant reduction or cancellation of their purchases from us, which has in the past and may in the future materially and adversely impact our business and financial condition.
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. In addition, because of our vertical design and manufacturing strategy, operations have significant fixed costs that are difficult to reduce in the short-term, including our costs relating to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long term demand for our products, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could in the future result in material and adverse effects on our financial condition and results of operations. For example, due to customer inventory adjustments, we have in the past experienced, and may in the future experience, a slowdown in demand for our products, particularly in the mass capacity markets. These reductions in demand have required us to significantly reduce manufacturing production plans and recognize factory underutilization charges in fiscal years 2024 and 2023.
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
Prices for our products are denominated predominantly in dollars, even when sold to customers located outside the United States. An increase in the value of the dollar could increase the real cost to our customers in those markets outside of the United States. This could adversely impact our sales and market share in such areas or increase pressure to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material and adverse effect on our results of operations. We manage the impact of foreign currency translation risk by entering into foreign currency forward exchange contracts to hedge our balance sheet exposures. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
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
From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. We have in the past cancelled, reduced or otherwise modified certain purchase commitments and incurred associated fees, due to changes in forecasted demand. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may seek to cancel or modify or may otherwise not meet our additional purchase commitments with certain suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers, resulting in higher internal manufacturing costs, or we may be required to make penalty-type payments or pay specified amounts under the terms of these contracts for failure to meet our purchase commitments or otherwise satisfy our obligations under the contracts. We have and may continue to have disputes with our suppliers regarding our purchase commitments, including the cancellation or reduction of such commitments, that we may be unable to resolve, which have resulted and may again result in settlements, litigation that could result in adverse judgments or other litigation-related costs, the amounts of which may be material, as well as disruption to our supply chain and require management’s attention. Additionally, because our markets are volatile, competitive and subject to rapid technology and price changes, we face inventory and other asset risks in the event we do not fully utilize purchase commitments. If we cancel purchase commitments, are unable to fully utilize our purchase commitments or shift output from our internal manufacturing facilities to meet the commitments, our gross margin and operating margin could be materially and adversely impacted.

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
Macroeconomic developments including new and increased tariffs, trade disputes, sanctions, adverse economic conditions worldwide, government efforts to stimulate or stabilize economies, and international conflicts have and may continue to adversely impact our business. Significant inflation and elevated interest rates have negatively affected our business in recent quarters and could continue to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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

If we do not adequately control our costs or if any cost reduction initiatives that we undertake do not deliver the results we expect, we will not be able to compete effectively and our financial condition may be adversely impacted.
We are focused on increasing flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide, with a view towards increasing revenue and exabytes volume while controlling expenses. If we do not adequately control our manufacturing and operating expenses, our ability to compete in the marketplace may be impaired.
In the past, we have engaged in restructuring activities with a view toward reducing costs. Such restructuring activities to reduce costs have included closures and transfers of facilities, significant personnel reductions, temporary salary reductions, restructuring efforts, asset write-offs and efforts to increase automation. Our restructuring efforts and other measures to reduce costs may not yield the intended benefits and may be unsuccessful or disruptive to our business operations which may materially and adversely affect our financial results. In addition, we cannot be sure that any future cost reductions or global footprint consolidation efforts will not result in additional costs which may not be offset by planned cost reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.
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
We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash and investment deposits, foreign currency forward exchange contracts, capped calls and other derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will, voluntarily or involuntarily, default on its performance obligations. In times of market distress in particular, a counterparty may not comply with its contractual commitments that could then lead to it defaulting on its obligations with little or no notice to us, thereby limiting our ability to take action to lessen or cover our exposure. Additionally, our ability to mitigate our counterparty exposures could be limited by the terms of the relevant agreements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of any such counterparty default, we could incur significant losses, which could have a material and adverse effect on our business, results of operations, or financial condition. Our exposure to counterparty risk with respect to the capped call transactions will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our ordinary shares. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our ordinary shares. We can provide no assurance as to the financial stability or viability of our counterparties.
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
These developments, whether occurring individually or in the aggregate, could materially disrupt our operations and impair our ability to efficiently manage our global supply chain. Increased tariffs or other trade restrictions may raise our cost of goods, delay the sourcing of materials and constrain our ability to fulfill customer orders on a timely basis. Additionally, retaliatory trade measures by other countries could make it more difficult or costly to export our products or components, potentially leading to increased supply chain costs and/or reduced demand in non-U.S. markets. These and any future trade policy changes may have a material and adverse impact on our business and financial condition. While we continue to monitor trade developments and evaluate risk mitigation strategies, we may not be able to fully, or even partially, offset the effects of these evolving trade dynamics.

Our business is exposed to risks associated with litigation, investigations and regulatory proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings. See “Item 8. Financial Statements and Supplementary Data—Note 13. Legal, Environmental and Other Contingencies” contained in this Annual Report for a description of material legal proceedings. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
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
In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. Several jurisdictions in which we operate have enacted legislation, either partially or fully implementing the OECD’s Pillar Two global corporate minimum tax, also known as the top-up tax. This includes the recent updates from Singapore and Thailand, which will take effect for the Company starting in fiscal year 2026. We will continue to monitor for further developments. The enactment of Pillar Two legislation did not have a material and adverse effect on the Company's financial statements in the fiscal year 2025. Beginning in fiscal year 2026, the Pillar Two framework for the global minimum tax is expected to materially increase the level of income tax, especially for jurisdictions in which we currently have tax incentives, such as Singapore and Thailand.
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
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 8. Financial Statements and Supplementary Data—Note 13. Legal, Environmental and Other Contingencies” contained in this report for a description of material intellectual property proceedings.

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
There can be no assurance that our cybersecurity management program and processes, including our policies, controls or procedures, will be implemented consistently, complied with or effective in protecting our systems and information.
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
The implementation and maintenance of our global enterprise resource planning system (“ERP”) has required and will continue to require significant investment of human and financial resources. The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing, maintaining and upgrading the ERP, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design, implementation and maintenance of the ERP may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing and maintaining new technology systems, such as ERP, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs in the past have caused and in the future may cause disruptions in our business operations, increase security risks, and may have a material and adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO HUMAN CAPITAL AND CORPORATE RESPONSIBILITY
The loss of or inability to attract, retain and motivate key executive officers and employees could negatively impact our business prospects.
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel in many locations in which we operate, including China, Northern Ireland, Singapore, Thailand and the United States, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. Our historical restructurings, temporary salary reductions and variability in bonus payouts have made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material and adverse effect on our business, results of operations and financial condition.
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

•issuance of our ordinary shares, including upon exchange of some or all of our outstanding exchangeable 2028 Notes for amounts in excess of the principal amount;
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter and remained paused through the end of fiscal year 2025. While we expect to resume the program in the first quarter of fiscal year 2026, there can be no assurance that we will do so. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
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
Our material manufacturing, product development and marketing and administrative facilities at June 27, 2025 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Leased	650,000	Product development, marketing and administrative and operational offices
Colorado	Leased	533,000	Product development, administrative and operational offices
Minnesota	Owned/Leased	1,168,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	707,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,543,000	Manufacture of media, administrative and operational offices
Ayer Rajah	Leased	440,000	Product development, administrative and operational offices
Thailand
Korat	Owned/Leased	2,706,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	453,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2068.
As of June 27, 2025, we owned or leased a total of approximately 9.7 million square feet of space worldwide. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
ITEM 3.LEGAL PROCEEDINGS
See “Item 8. Financial Statements and Supplementary Data—Note 13. Legal, Environmental and Other Contingencies.”
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our ordinary shares trade on the NASDAQ Global Select Market under the symbol “STX”.
As of July 29, 2025, there were approximately 447 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2025 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 3, 2020 to June 27, 2025. This is compared with the cumulative total return of the Dow Jones U.S. Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on July 3, 2020, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

**COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN
Among Seagate Technology Holdings plc, The S&P 500 Index
And The Dow Jones U.S. Computer Hardware Index**

600
500
400
300
200
100
0
7/3/2020
7/2/2021
7/1/2022
6/30/2023
6/28/2024
6/27/2025
Seagate Technology Holdings plc
S&P 500
Dow Jones U.S. Computer Hardware

	7/3/2020	7/2/2021	7/1/2022	6/30/2023	6/28/2024	6/27/2025
Seagate Technology Holdings plc	$100.00	$191.51	$156.97	$147.42	$254.60	$358.36
S&P 500	100.00	140.79	125.85	150.51	187.47	215.89
Dow Jones U.S. Computer Hardware	100.00	152.57	152.21	214.14	240.11	233.35

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
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal year ended June 27, 2025, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1st Quarter through 3rd Quarter of Fiscal Year 2025	0.4	100.62	0.4	$1,840
March 29, 2025 through April 25, 2025	—	—	—	1,840
April 26, 2025 through May 23, 2025	—	—	—	5,000
May 24, 2025 through June 27, 2025	0.1	129.25	0.1	4,991
Through 4th Quarter of Fiscal Year 2025	0.5		0.5	$4,991
___________________________________
(1) For the fiscal year 2025, the total number of shares repurchased is approximately 0.5 million, primarily related to the tax withholding from the vesting of restricted stock units.
(2) The Company’s Board of Directors increased the authorization for the repurchase of its outstanding shares to $5 billion on May 21, 2025.

As of June 27, 2025, $5.0 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
ITEM 6.[Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended June 27, 2025 and June 28, 2024. Discussions of year-to-year comparisons between fiscal years 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2024, which was filed with the SEC on August 2, 2024.
You should read this discussion in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2025 and 2024 both comprised of 52 weeks and ended on June 27, 2025 and June 28, 2024, respectively. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of Fiscal Year 2025. Highlights of events in fiscal year 2025 that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing fiscal years 2025 and 2024.
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
Overview of Fiscal Year 2025
During fiscal year 2025, we shipped 595 exabytes of HDD storage capacity. We generated revenue of approximately $9.1 billion with a gross margin of 35% and net income of $1.5 billion. Our operating cash flow was $1.1 billion and we paid $600 million in dividends. We issued $400 million principal amount of senior notes, repaid $479 million principal amount of the 2025 Notes and $505 million of the 2027 Notes, as well as repurchased $99 million principal amount of certain senior notes. Additionally, we acquired Intevac, Inc. (“Intevac”), a supplier of thin-film processing systems, for a net cash outlay of $47 million.
Recent Developments, Economic Conditions and Challenges
During fiscal year 2025, we experienced a significant increase in demand for our high capacity nearline drives primarily from cloud customers. At the same time, we have continued to operate in a dynamic macroeconomic environment marked by rapid shifts in trade policies and increasing geopolitical tensions. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. Over the long-term we expect our hard drive storage business to benefit from future growth in data demand and data value, including from the adoption of Generative AI applications.
For a further discussion of the uncertainties and business risks, see “Part I, Item 1A. Risk Factors” of our Annual Report.
Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
Revenue	$9,097	$6,551
Cost of revenue	5,897	5,015
Gross profit	3,200	1,536
Product development	724	654
Marketing and administrative	561	460
Restructuring and other, net	25	(30)
Income from operations	1,890	452
Other expense, net	(377)	(7)
Income before income taxes	1,513	445
Provision for income taxes	44	110
Net income	$1,469	$335

	Fiscal Years Ended
	June 27, 2025	June 28, 2024
Revenue	100%	100%
Cost of revenue	65	77
Gross margin	35	23
Product development	8	10
Marketing and administrative	6	7
Restructuring and other, net	—	—
Operating margin	21	6
Other expense, net	(4)	—
Income before income taxes	17	6
Provision for income taxes	1	2
Net income	16%	4%

Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024
Revenues by Channel (%)
OEMs	80%	75%
Distributors	12%	15%
Retailers	8%	10%
Revenues by Geography (%) (1)
Asia Pacific	41%	53%
Americas	49%	35%
EMEA	10%	12%
Revenues by Market (%)
Mass capacity	81%	72%
Legacy	12%	18%
Other	7%	10%

HDD Exabytes Shipped by Market
Mass capacity	552	355
Legacy	43	43
Total	595	398

HDD Price per Terabyte	$14	$15
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Change	% Change
Revenue	$9,097	$6,551	$2,546	39%
Revenue in fiscal year 2025 increased approximately 39%, or $2.5 billion, from fiscal year 2024, primarily due to an increase in mass capacity exabytes shipped as we experienced higher demand in particular for our nearline cloud products and favorable pricing actions undertaken by the Company.
Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Change	% Change
Cost of revenue	$5,897	$5,015	$882	18%
Gross profit	3,200	1,536	1,664	108%
Gross margin	35%	23%
For fiscal year 2025, gross margin increased by 12 percentage points compared to the prior fiscal year primarily driven by favorable product mix and pricing actions undertaken by the Company, a decrease of $96 million of supply related purchase order cancellation fees, as well as $160 million of factory underutilization charges and $13 million of accelerated depreciation expense for certain capital equipment that did not recur in fiscal year 2025, partially offset by $13 million of restructuring costs related to an inventory write down due to a discontinued product line in the fiscal year 2025.
Warranty cost related to new shipments was 0.7%, 0.8% and 0.7% of revenue for the fiscal years 2025, 2024 and 2023, respectively.

Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Change	% Change
Product development	$724	$654	$70	11%
Marketing and administrative	561	460	101	22%
Restructuring and other, net	25	(30)	55	*
Operating expenses	$1,310	$1,084	$226
______________________________
*Not a meaningful figure
Product Development Expense. Product development expenses for fiscal year 2025 increased by $70 million from fiscal year 2024 primarily due to a $64 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in fiscal year 2025 and temporary salary reductions in fiscal year 2024, a $9 million increase in facility costs, a $5 million increase in equipment expense and a $4 million increase in outside services, partially offset by a $13 million decrease in material expenses.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2025 increased by $101 million from fiscal year 2024 primarily due to a $84 million increase in compensation and other employee benefits as a result of the variable compensation expense recognized in fiscal year 2025 and temporary salary reductions in fiscal year 2024, a $7 million increase in travel expenses, a $7 million increase in outside services expense and a $3 million increase in advertising costs.
Restructuring and Other, net. We recorded $38 million of restructuring charges in fiscal year 2025, of which $13 million was recorded to Cost of revenue and $25 million recorded to Restructuring and other, net, respectively, primarily related to an inventory write down due to a discontinued product line, employee related termination benefits and right-of-use (“ROU”) asset impairment charges.
Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Change	% Change
Other expense, net	$377	$7	$370	*
______________________________
*Not a meaningful figure
Other expense, net for fiscal year 2025 primarily related to $321 million of interest expense and $53 million loss on investments. Other expense, net for fiscal year 2024 primarily related to $332 million of interest expense, $52 million loss on investments and $29 million net loss from debt transactions, partially offset by a $313 million gain from the sale of System-on-Chip (“SoC”) operations and $104 million net gain from termination of interest rate swap.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Change	% Change
Provision for income taxes	$44	$110	$(66)	(60)%
We recorded an income tax provision of $44 million for fiscal year 2025 compared to an income tax provision of $110 million for fiscal year 2024.
We established Singapore as our principal executive offices in fiscal year 2024. Our parent holding company owns various U.S. and non-Singaporean subsidiaries that operate in multiple non-Singaporean income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Singapore and Thailand.
Our income tax provision recorded for fiscal years 2025 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of (i) tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs and (ii) changes in valuation allowance.

Our income tax provision recorded for fiscal years 2024 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of (i) changes in valuation allowance and (ii) current year generation of research credits.
On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028. We are currently assessing its impact on our consolidated financial statements.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of June 27, 2025. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements among others, see “Part I, Item 1A. Risk Factors” of our Annual Report.
Cash and Cash Equivalents

	As of
(Dollars in millions)	June 27, 2025	June 28, 2024	Change
Cash and cash equivalents	$891	$1,358	$(467)
The following table summarizes results from the Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
Net cash flow provided by (used in):
Operating activities	$1,083	$918
Investing activities	(276)	126
Financing activities	(1,274)	(473)
Effect of foreign currency exchange rates	—	1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(467)	$572
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2025 was $1.1 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $513 million in accounts receivable, primarily due to higher revenue and lower accounts receivable factoring;
•a decrease of $242 million in accounts payable, primarily due to timing of payments; and
•an increase of $201 million in inventory, primarily due to an increase in purchased materials and finished goods inventory; partially offset by

•an increase of $207 million in accrued employee compensation, primarily due to an increase in our variable compensation expense.
Cash provided by operating activities for fiscal year 2024 was $918 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, net gain from business divestiture, and the following major working capital related movements:
•an increase of $243 million in other assets and liabilities, primarily related to the restructuring of pre-existing purchase agreements as a result of the sale of SoC operations;
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
Cash Used in Investing Activities
In fiscal year 2025, we used $276 million net cash for investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of $265 million and net cash used in the acquisition of Intevac of $47 million, which includes proceeds from the sale of Intevac’s investments post-acquisition (refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Acquisition and Divestiture” for more details), offset by $10 million from the sale of equity investments, and $25 million from the proceeds of business divestiture.
In fiscal year 2024, we received $126 million for net cash investing activities, which was primarily due to the proceeds from the sale of SoC operations of $326 million, $40 million from the sale of assets and $14 million from the sale of investments, offset by payments for the purchase of property, equipment and leasehold improvements of $254 million.
Cash Used in Financing Activities
Net cash used in financing activities of $1.3 billion for fiscal year 2025 was primarily attributable to the following activities:
•$1.1 billion repurchases of long-term debt;
•$600 million in dividend payments;
•$54 million taxes paid related to net share settlement of equity awards; and
•$14 million debt fees relating to issuance and repurchase of long-term debt; partially offset by
•$400 million in net proceeds from the issuance of long-term debt; and
•$72 million in proceeds from the issuance of ordinary shares under employee stock plans.
Net cash used in financing activities of $473 million for fiscal year 2024 was primarily attributable to the following activities:
•$1.3 billion repurchases of long-term debt;
•$585 million in dividend payments;
•$128 million debt fees relating to issuance of long-term debt and capped call transactions; and
•$38 million taxes paid related to net share settlement of equity awards; partially offset by
•$1.5 billion in proceeds from the issuance of long-term debt; and
•$66 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of June 27, 2025, consist of: (1) approximately $891 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our New Credit Agreement (as defined in “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details).

As of June 27, 2025, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of June 27, 2025, the New Credit Agreement includes one financial covenant, net leverage ratio. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants. As of June 27, 2025, we were in compliance with all of the covenants under our debt agreements. Refer to “Part II, Item 8. Financial Statements—Note 4. Debt” for more details.
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
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of June 27, 2025, we had unconditional purchase obligations of approximately $1.3 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.2 billion of these commitments to be paid within one year. In addition, we also had certain long-term market share based non-cancellable inventory purchase commitments as of June 27, 2025.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of June 27, 2025, we had unconditional commitments of $151 million primarily related to purchases of equipment, of which approximately $105 million is expected to be paid within one year. For fiscal year 2026, we expect capital expenditures to be higher than fiscal year 2025.
Operating leases
We are a lessee in several operating leases related to real estate facilities for warehouse, office and lab space. As of June 27, 2025, the amount of future minimum rent expense for both occupied and vacated facilities under non-cancelable operating lease contracts was $516 million, of which $64 million is expected to be paid within one year. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Leases” for details.
Long-term debt and interest payments on debt
As of June 27, 2025, the future principal payment obligation on our long-term debt was $5.0 billion, which will mature in more than one year. As of June 27, 2025, future interest payments on this outstanding debt is estimated to be approximately $1.8 billion, of which $313 million is expected to be paid within one year. Subsequent to our Consolidated Balance Sheet date, on June 30, 2025, the conditional conversion feature of the 2028 Notes was triggered in accordance with the terms of the 2028 Notes indenture. Accordingly, the 2028 Notes are exchangeable through September 30, 2025. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $135 million thereafter. Refer to “Item 8. Financial Statements and Supplementary Data—Note 13. Legal, Environmental and Other Contingencies” for more details.

Restructuring
During the fiscal year ended June 27, 2025, we made cash payments of $14 million, primarily related to workforce reduction costs under our restructuring plans.
As of June 27, 2025, the future cash payments related to our remaining active restructuring plans were immaterial.
Income Tax
As of June 27, 2025, we had an immaterial liability for unrecognized tax benefits, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Dividends
On July 29, 2025, our Board of Directors declared a quarterly cash dividend of $0.72 per share, which will be payable on October 9, 2025 to shareholders of record as of the close of business on September 30, 2025. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During fiscal year 2025, we repurchased approximately 1 million of our ordinary shares including shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities.” As of June 27, 2025, $5.0 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in “Item 8. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Consolidated Financial Statements. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Based on this definition, our most critical accounting policies include: Revenue - Sales Program Accruals and Income Taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to warranty, valuation of inventories, assessing goodwill and other long-lived assets for impairment, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.
Revenue - Sales Program Accruals. We record estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of expected rebates to be provided in relation to sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For OEM sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer's volume of purchases from us or other agreed upon rebate programs. For the distribution and retail channel, these sales incentive programs typically involve estimating the most likely amount of rebates based on historical price incentives, known future price trends, and channel inventory level. Total sales programs were 14% and 16% of gross revenue in fiscal years 2025 and 2024, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior periods were less than 1% of gross revenue in fiscal years 2025 and 2024.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of June 27, 2025, we had immaterial available-for-sale investments, none of which had been in a continuous unrealized loss position for a period greater than 12 months.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of June 27, 2025.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at June 27, 2025
	2026	2027	2028	2029	2030	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$254	$—	$—	$—	$—	$—	$254	$254
Average interest rate	4.22%	—%	—%	—%	—%	—%	4.22%
Debt
Fixed rate	$—	$—	$1,500	$470	$638	$2,438	$5,046	$6,318
Average interest rate	—%	—%	3.50%	4.09%	7.14%	7.31%	5.86%
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

The table below provides information as of June 27, 2025 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$19	$0.74	$—
Chinese Renminbi	34	7.14	—
Singapore Dollar	127	1.28	—
Thai Baht	100	32.49	—
Total	$280		$—
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 27, 2025	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$891	$1,358
Accounts receivable, net	959	429
Inventories, net	1,440	1,239
Other current assets	363	306
Total current assets	3,653	3,332
Property, equipment and leasehold improvements, net	1,657	1,614
Goodwill	1,221	1,219
Deferred income taxes	1,066	1,037
Other assets, net	426	537
Total Assets	$8,023	$7,739
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$1,604	$1,786
Accrued employee compensation	352	106
Accrued warranty	60	74
Current portion of long-term debt	—	479
Accrued expenses	632	654
Total current liabilities	2,648	3,099
Long-term accrued warranty	77	75
Other non-current liabilities	756	861
Long-term debt, less current portion	4,995	5,195
Total Liabilities	8,476	9,230
Commitments and contingencies (See Notes 11, 13 and 14)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,706	7,471
Accumulated other comprehensive loss	(8)	(2)
Accumulated deficit	(8,151)	(8,960)
Total Shareholders’ Deficit	(453)	(1,491)
Total Liabilities and Shareholders’ Deficit	$8,023	$7,739
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Revenue	$9,097	$6,551	$7,384

Cost of revenue	5,897	5,015	6,033
Product development	724	654	797
Marketing and administrative	561	460	491
Amortization of intangibles	—	—	3
BIS settlement penalty	—	—	300
Restructuring and other, net	25	(30)	102
Total operating expenses	7,207	6,099	7,726

Income (loss) from operations	1,890	452	(342)

Interest income	25	15	10
Interest expense	(321)	(332)	(313)
Net gain from termination of interest rate swap	—	104	—
Net gain from business divestiture	8	313	—
Net (loss) gain from debt transactions	(7)	(29)	190
Other, net	(82)	(78)	(41)
Other expense, net	(377)	(7)	(154)

Income (loss) before income taxes	1,513	445	(496)
Provision for income taxes	44	110	33
Net income (loss)	$1,469	$335	$(529)

Net income (loss) per share:
Basic	$6.93	$1.60	$(2.56)
Diluted	$6.77	$1.58	$(2.56)
Number of shares used in per share calculations:
Basic	212	209	207
Diluted	217	212	207
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Net income (loss)	$1,469	$335	$(529)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	—	(13)	65
Gains reclassified into earnings	—	(90)	(13)
Net change	—	(103)	52
Change in unrealized components of post-retirement plans:
Net unrealized (losses) gains arising during the period	(7)	1	11
Losses (gains) reclassified into earnings	1	1	(1)
Net change	(6)	2	10
Foreign currency translation adjustments	—	1	—
Total other comprehensive (loss) income, net of tax	(6)	(100)	62
Comprehensive income (loss)	$1,463	$235	$(467)
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
OPERATING ACTIVITIES
Net income (loss)	$1,469	$335	$(529)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	264	513
Share-based compensation	200	127	115
Net loss (gain) from debt transactions	7	7	(204)
Net gain from business divestiture	(8)	(313)	—
Deferred income taxes	(8)	78	10
Other non-cash operating activities, net	137	34	(125)
Changes in operating assets and liabilities:
Accounts receivable, net	(513)	192	911
Inventories, net	(201)	(99)	425
Accounts payable	(242)	227	(421)
Accrued employee compensation	207	6	(152)
BIS settlement penalty	(60)	(45)	—
Accrued expenses, income taxes and warranty	(95)	(138)	101
Other assets and liabilities	(61)	243	298
Net cash provided by operating activities	1,083	918	942
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(265)	(254)	(316)
Proceeds from the sale of assets	1	40	534
Purchases of investments	—	—	(1)
Proceeds from sale of investments	51	14	—
Proceeds from business divestiture	25	326	—
Cash used in acquisition of businesses, net of cash acquired	(88)	—	—
Net cash (used in) provided by investing activities	(276)	126	217
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,078)	(1,288)	(1,578)
Proceeds from issuance of long-term debt	400	1,500	1,600
Dividends to shareholders	(600)	(585)	(582)
Repurchases of ordinary shares	—	—	(408)
Taxes paid related to net share settlement of equity awards	(54)	(38)	(44)
Proceeds from issuance of ordinary shares under employee stock plans	72	66	68
Other financing activities, net	(14)	(128)	(44)
Net cash used in financing activities	(1,274)	(473)	(988)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	1	—
(Decrease) increase in cash, cash equivalents and restricted cash	(467)	572	171
Cash, cash equivalents and restricted cash at the beginning of the year	1,360	788	617
Cash, cash equivalents and restricted cash at the end of the year	$893	$1,360	$788
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$324	$303	$327
Cash paid for income taxes, net of refunds	$42	$30	$32
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For Fiscal Years Ended June 27, 2025, June 28, 2024 and June 30, 2023
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at July 1, 2022	210	$—	$7,190	$36	$(7,117)	$109
Net loss	—	—	—	—	(529)	(529)
Other comprehensive income	—	—	—	62	—	62
Issuance of ordinary shares under employee stock plans	3	—	68	—	—	68
Repurchases of ordinary shares	(5)	—	—	—	(400)	(400)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(44)	(44)
Dividends to shareholders ( $2.80 per ordinary share)	—	—	—	—	(580)	(580)
Share-based compensation	—	—	115	—	—	115
Balance at June 30, 2023	207	—	7,373	98	(8,670)	(1,199)
Net income	—	—	—	—	335	335
Other comprehensive loss	—	—	—	(100)	—	(100)
Issuance of ordinary shares under employee stock plans	4	—	66	—	—	66
Capped calls related to the issuance of exchangeable notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(38)	(38)
Dividends to shareholders ($2.80 per ordinary share)	—	—	—	—	(587)	(587)
Share-based compensation	—	—	127	—	—	127
Balance at June 28, 2024	210	—	7,471	(2)	(8,960)	(1,491)
Net income	—	—	—	—	1,469	1,469
Other comprehensive loss	—	—	—	(6)	—	(6)
Issuance of ordinary shares under employee stock plans	3	—	72	—	—	72
Tax withholding related to vesting of restricted share units	—	—	—	—	(54)	(54)
Dividends to shareholders ($2.86 per ordinary share)	—	—	—	—	(606)	(606)
Share-based compensation	—	—	163	—	—	163
Balance at June 27, 2025	213	$—	$7,706	$(8)	$(8,151)	$(453)
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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Fiscal years 2025, 2024 and 2023 are comprised of 52 weeks and ended on June 27, 2025, June 28, 2024 and June 30, 2023, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026.
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
Other Long-lived Assets. The Company tests other long-lived assets, including property, equipment and leasehold improvements, ROU assets and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. If such circumstances are identified, the Company performs a recoverability test to assess the recoverability of an asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group and the excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of assets in the asset group.
Warranty. The Company estimates probable product warranty costs at the time revenue is recognized and records the estimated charge in Cost of revenue on the Company’s Consolidated Statements of Operations. The Company generally provides warranty on its products for a period of 1 to 5 years. The Company's warranty provision considers estimated product failure rates, trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. The Company also exercises judgment in estimating its ability to sell refurbished products.
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
The Company records estimated variable consideration at the time of revenue recognition as a reduction to revenue. Variable consideration generally consists of expected rebates to be provided for sales incentive programs, such as price protection and volume incentives aimed at increasing customer demand. For original equipment manufacturers (“OEMs”) sales, rebates are typically established by estimating the most likely amount of consideration expected to be received based on an OEM customer’s volume of purchases from the Company or other agreed upon rebate programs. For the distribution and retail channel, these programs typically involve estimating the most likely amount of rebates based on actual historical price incentives, known future price trends, and channel inventory level. Marketing development program costs are accrued and recorded as a reduction to revenue at the same time that the related revenue is recognized.

At the end of the reporting period, the Company has unfulfilled product purchase orders which represent performance obligations not delivered, or partially undelivered under existing customer contracts. Some of these purchase orders are non-cancellable in nature. As of June 27, 2025, all non-cancellable purchase orders are less than one year in duration and are expected to be fulfilled in the next twelve months. The Company applied the optional exemption to not disclose the value of these remaining performance obligations as they are part of a contract that has an original expected duration of one year or less.
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
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $21 million, $18 million and $30 million in fiscal years 2025, 2024 and 2023, respectively.
Share-Based Compensation. The Company accounts for share-based compensation at fair value, net of estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as the historical analysis of actual forfeited awards. The Company estimates the fair value of granted share options and restricted share units (“RSUs”) using the Black-Scholes-Merton valuation model and a single share award approach. The Company estimates the fair value of performance-based share units (“PSUs”) related to the Company’s return on invested capital and total shareholder return using a Monte Carlo simulation valuation model. Share-based compensation expense for share options and RSUs with only a service condition is recognized on a straight-line basis over the requisite service period. The expense for PSUs with both a service condition and a performance or market condition is recognized on a graded vesting basis.
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

Foreign Currency Remeasurement and Translation. The U.S. dollar is the functional currency for all of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the balance sheet date at exchange rates in effect at the end of each period. The gains and losses from the remeasurement are included in Other, net in the Company's Consolidated Statements of Operations.
Business Combinations. The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including existing technology, liabilities assumed, and non-controlling interests, if any, in the acquired entity based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses, post-acquisition integration and restructuring costs are recognized separately from the business combination and are expensed as incurred.
Government Incentives. The Company enters into government incentive arrangements with domestic and foreign, local, regional and national governments, which vary in size, duration and conditions. Government incentives, primarily cash grants, are recognized when there is reasonable assurance that the incentives will be received and the Company will comply with the conditions specified in the agreement. Operating-related incentives are offset against the related expense in the period the expense is incurred. Capital-related incentives are recognized as a reduction in the carrying amounts of the related Property, equipment and leasehold improvements, net within the Company’s Consolidated Balance Sheets and result in a reduction to depreciation expense over the useful lives of the assets. Government incentives received prior to being earned are recognized in current or non-current deferred income within Accrued expenses and Non-current liabilities, whereas government incentives earned prior to being received are recognized in current or non-current receivables within Other current assets or Other asset, net, respectively, in the Company's Consolidated Balance Sheets. Cash received from government incentives related to operating expenses is included as an operating activity in the Statements of Cash Flows, whereas cash received from incentives related to the acquisition of property, equipment and leasehold improvements, net is included as an investing activity.
Incentives received from governments are subject to various confidentiality provisions. In general, they are related to manufacturing of HDDs, enhancing centers of excellence, product development and innovation capabilities. These incentives have initial terms ranging from 1 to 5 years. If conditions are not satisfied, the incentives are subject to reduction, recapture or termination.
In fiscal year 2025, approximately $38 million, $12 million and $5 million of operating grants were recognized as reductions to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statements of Operations. Capital-related incentives reduced gross property, plant and equipment by $45 million as of June 27, 2025 and the reduction to depreciation expense was not material. As of June 27, 2025, the grant receivables of $89 million were reflected within Other current assets in the Company's Consolidated Balance Sheets.
In fiscal year 2024, approximately $3 million of operating grants were recognized as reductions to Cost of revenue and Product development in the Consolidated Statements of Operations. The Company also received advanced cash grants of $17 million, which were reflected within Accrued expenses in the Company's Consolidated Balance Sheets as of June 28, 2024. In fiscal year 2023, approximately $13 million of operating grants were recognized as reductions to Cost of revenue and Product development in the Consolidated Statements of Operations.
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

Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for expected credit losses based upon factors surrounding the credit risk of customers, global macroeconomic conditions and an analysis of specific exposures. One customer accounted for more than 10% of the Company’s accounts receivable as of June 27, 2025 and June 28, 2024.
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
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 (ASC Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. This ASU requires disclosure of key terms of the outstanding supplier finance programs and a roll forward of the related obligations. The Company adopted the disclosure requirement during the first quarter of fiscal year 2025. Refer to “Note 2. Balance Sheet Information” for more details.
In November 2023, the FASB issued ASU 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the disclosure requirement for its annual reporting in fiscal year 2025 and is required to adopt the guidance for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Refer to “Note 15. Business Segment and Geographic Information”.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03 (ASC Subtopic 220-40), Disaggregation of Income Statement Expenses. The Company is required to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2028, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a prospective or retrospective basis. This standard is expected to impact the Company’s disclosures and will not have an impact on its Consolidated Financial Statements.

2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Consolidated Statements of Cash Flows:

(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Cash and cash equivalents	$891	$1,358	$786
Restricted cash included in Other current assets	2	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$893	$1,360	$788
Accounts Receivable, net
The details of the accounts receivable, net were as follows:

(Dollars in millions)	June 27, 2025	June 28, 2024
Accounts receivable	$963	$433
Allowances for expected credit losses	(4)	(4)
Account receivable, net	$959	$429
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount. During fiscal year 2025, the Company sold account receivables without recourse for cash proceeds of $692 million and no amount remained subject to servicing by the Company as of June 27, 2025. During fiscal year 2024, the Company sold accounts receivables without recourse for cash proceeds of $1.2 billion, of which $294 million remained subject to servicing by the Company as of June 28, 2024. The discounts on accounts receivables sold were immaterial for fiscal year 2025, $11 million for fiscal year 2024 and $11 million for fiscal year 2023, respectively.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	June 27, 2025	June 28, 2024
Raw materials and components	$374	$270
Work-in-process	838	831
Finished goods	228	138
Total inventories, net	$1,440	$1,239
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	June 27, 2025	June 28, 2024
Vendor receivables	$121	$110
Other current assets	242	196
Total	$363	$306

Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 27, 2025	June 28, 2024
Land and land improvements		$18	$18
Equipment	3 – 10	8,566	8,632
Buildings and leasehold improvements	Up to 30	1,413	1,412
Construction in progress		333	198
Gross property, equipment and leasehold improvements		10,330	10,260
Less: accumulated depreciation and amortization		(8,673)	(8,646)
Property, equipment and leasehold improvements, net		$1,657	$1,614
Depreciation expense, which includes amortization of leasehold improvements, was $251 million, $264 million and $504 million for fiscal years 2025, 2024 and 2023, respectively. In fiscal year 2025, the accelerated depreciation expense was immaterial. In fiscal year 2024, the Company recognized a charge of $13 million for the accelerated depreciation of certain fixed assets, which was recorded to Cost of revenue in the Consolidated Statements of Operations. In fiscal year 2023, the Company recognized a charge of $85 million for the accelerated depreciation of certain fixed assets, of which $60 million and $25 million was recorded to Cost of revenue and Product development, respectively, in the Consolidated Statements of Operations. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2025, 2024 and 2023, the Company’s capitalized interest was immaterial.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	June 27, 2025	June 28, 2024
Dividends payable	$153	$147
Other accrued expenses	479	507
Total	$632	$654
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
All outstanding amounts related to suppliers participating in the SCF Program are recorded within Accounts payable in the Company's Consolidated Balance Sheets and the associated payments are included in Net cash provided by operating activities on its Consolidated Statements of Cash Flows.
The details of the outstanding supplier financing obligation were as follows:

	For the Fiscal Year Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
Outstanding at the beginning of the period	50	51
Added to the program during the period	1,344	891
Settled during the period	(1,374)	(892)
Outstanding at the ending of the period	20	50

Accumulated Other Comprehensive (Loss) Income (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 30, 2023	$103	$(4)	$(1)	$98
Other comprehensive (loss) income before reclassifications	(13)	1	1	(11)
Amounts reclassified from AOCI	(90)	1	—	(89)
Other comprehensive (loss) income	(103)	2	1	(100)
Balance at June 28, 2024	—	(2)	—	(2)
Other comprehensive loss before reclassifications	$—	$(7)	$—	$(7)
Amounts reclassified from AOCI	—	1	—	1
Other comprehensive loss	—	(6)	—	(6)
Balance at June 27, 2025	$—	$(8)	$—	$(8)
3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1.2 billion as of June 27, 2025 and June 28, 2024. Goodwill recognized as a result of the acquisition of Intevac, Inc. during fiscal year 2025 was not material. Goodwill divested as a result of the sale of SoC business during fiscal year 2024 was $18 million. There were no other material additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2025, 2024 and 2023.
Other Intangible Assets
Other intangible assets consist primarily of existing technology acquired in business combinations and are presented in Other assets, net in the Company’s Consolidated Balance Sheets. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations.
Other intangible assets recognized as a result of the acquisition of Intevac, Inc. was $19 million, with immaterial amortization expense during fiscal year 2025. The weighted average remaining useful life is three years as of June 27, 2025. Refer to Note 17. Acquisition and Divestiture for more information.
There was no net carrying value of other intangible assets subject to amortization as of June 28, 2024, and no amortization expense for fiscal year 2024. For fiscal year 2023, amortization expense for other intangible assets was $9 million.

4.Debt
The following table provides details of the Company’s debt as of June 27, 2025 and June 28, 2024:

(Dollars in millions)	June 27, 2025	June 28, 2024
Unsecured Senior Notes(1)
$1,000 issued on May 28, 2014 at 4.75% due January 1, 2025 (the “2025 Notes”), interest payable semi-annually on January 1 and July 1 of each year.	—	479
$700 issued on May 14, 2015 at 4.875% due June 1, 2027 (the “2027 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	—	505
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “June 2029 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	452	471
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “July 2029 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	138	163
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “December 2029 Notes”), interest payable semi-annually on June 15 and December 15 of each year.	500	500
$400 issued on May 27, 2025 at 5.875% due July 15, 2030 (the “2030 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	400	—
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “January 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	237	275
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	61	72
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “8.50% July 2031 Notes”), interest payable semi-annually on January 15 and July 15 of each year.	500	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “2032 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	750	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “2034 Notes”), interest payable semi-annually on June 1 and December 1 of each year.	489	489
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”), interest payable semi-annually on March 1 and September 1 of each year.	1,500	1,500
	5,027	5,704
Less: unamortized debt issuance costs	(32)	(30)
Debt, net of debt issuance costs	4,995	5,674
Less: current portion of long-term debt	—	(479)
Long-term debt, less current portion	$4,995	$5,195
___________________________________
(1) Except for the 2030 Notes, all unsecured senior notes and exchangeable senior notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and Seagate Technology Holdings plc. The 2030 Notes are issued by Seagate Data Storage Technology Pte. Ltd. (“SDST”) and the obligations under the 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis, by STUC, Seagate Technology Holdings plc, and Seagate HDD.

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
For the fiscal year ended June 27, 2025, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $52 million and immaterial amortization of debt issuance costs. For the fiscal year ended June 28, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $42 million and immaterial amortization of debt issuance costs.
The entire outstanding principal amount of certain term loans were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net (loss) gain from debt transactions in the Company’s Consolidated Statements of Operations in fiscal year 2024. In connection with the repayment of these loans, the Company terminated certain interest rate swap agreements on September 13, 2023 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows during the fiscal year ended 2024. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain from termination of interest rate swap in the Consolidated Statements of Operations during the fiscal year ended 2024. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Consolidated Statements of Operations in fiscal year 2024.
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
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The current exchange rate for the 2028 Notes is 12.1324 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of $82.42 per share as of June 27, 2025. The exchange price is subject to adjustment pursuant to the terms of the indenture.
Seagate HDD may redeem the 2028 Notes at its option, in whole but not in part, if Seagate HDD or the Guarantors have, or on the next interest payment date would, become obligated to pay to the holder of any Note additional amounts as a result of certain tax-related events at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date (a “Tax Redemption”); provided that Seagate HDD may only redeem the 2028 Notes if: (x) Seagate HDD or the relevant Guarantor cannot avoid these obligations by taking commercially reasonable measures available to Seagate HDD or such Guarantor; and (y) Seagate HDD delivers to the Trustee an opinion of outside legal counsel of recognized standing in the relevant taxing jurisdiction attesting to such tax-related event and obligation to pay additional amounts.

Seagate HDD also may redeem the 2028 Notes at its option on or after September 8, 2026, in whole or in part, if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which Seagate HDD provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Seagate HDD provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (a “Provisional Redemption”). If Seagate HDD redeems less than all the outstanding 2028 Notes, at least $150 million aggregate principal amount of 2028 Notes must be outstanding and not subject to redemption as of the relevant notice of redemption date.
If Seagate HDD elects to redeem any of the 2028 Notes pursuant to a Tax Redemption or a Provisional Redemption, then a holder of any 2028 Notes called pursuant to a Tax Redemption or Provisional Redemption (the “Redemption Called Notes”) may exchange such Redemption Called Notes at any time prior to the close of business on the second scheduled trading day preceding the relevant redemption date, even if such Redemption Called Note is not otherwise exchangeable at that time. After this time, the right to exchange any Redemption Called Notes will expire unless Seagate HDD fails to pay the applicable redemption price, in which case a holder may exchange any Redemption Called Notes until the redemption price is paid.
If a holder elects to exchange any Redemption Called Notes, Seagate HDD shall, under certain circumstances, increase the exchange rate for such Redemption Called Notes as set out in the indenture.
As of the calendar quarter ended June 30, 2025 (subsequent to the Company’s Consolidated Balance Sheet date), the conditional conversion feature of the 2028 Notes was triggered, based on the price of the Company’s ordinary shares, as the last reported sale price of the Company’s ordinary shares was at least 130% of the then-applicable exchange price then in effect for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days which ended on June 30, 2025, the last trading day of the applicable quarter. Accordingly, the 2028 Notes are exchangeable through September 30, 2025.
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions is $107.785 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Consolidated Balance Sheets.
2025 Notes
On January 2, 2025, the entire outstanding principal amount of $479 million was repaid at par, plus accrued and unpaid interest.
2030 Notes and 2027 Notes
2030 Notes. On May 27, 2025, Seagate Data Storage Technology Pte. Ltd, in a private placement, issued $400 million in aggregate principal amount of 5.875% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes will mature on July 15, 2030, with interest payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2026.
2027 Notes. On June 11, 2025, in connection with the proceeds from the offering of the 2030 Notes, together with cash on hand, the entire outstanding principal amount of the 2027 Notes was repaid. The transaction was accounted for as a debt extinguishment and the Company recorded a net loss of $5 million, which was included in Net (loss) gain from debt transactions in the Company’s Consolidated Statements of Operations for fiscal year 2025.
Debt Repurchases
During fiscal year 2025, $24 million principal amount of the June 2029 Notes, $25 million principal amount of the July 2029 Notes, $39 million principal amount of the January 2031 Notes and $11 million principal amount of the July 2031 Notes were repurchased for cash at a discount to their principal amounts, plus accrued and unpaid interest. The Company recorded a net gain of $7 million on these repurchases during fiscal year 2025, which was included in Net (loss) gain from debt transactions in the Company’s Consolidated Statements of Operations.
Obligor Exchange
On June 27, 2025, the Company completed offers to exchange (collectively, the “Exchange Offers” and each, an “Exchange Offer”) any and all outstanding notes of eight series issued by Seagate HDD (the “Old Notes”) for new notes to be issued by SDST (the “New Notes”), and related consent solicitations. The Exchange Offers commenced on May 28, 2025 and expired on June 26, 2025 (the “Expiration Time”).

As of the Expiration Time, an aggregate of $2.8 billion principal amount of Old Notes had been validly tendered (and consents thereby validly delivered) as set forth in the table below (presented dollars in millions). Each eligible holder who validly tendered their Old Notes pursuant to an Exchange Offer was deemed to have validly delivered its consent in the corresponding consent solicitation with respect to the principal amount of such tendered Old Notes.

Title of Security	Principal Amount Outstanding (1) (In millions)	Principal Amount Tendered at Expiration Time(2) (In millions)	Approximate Percentage of Outstanding Notes Tendered at Expiration Time
4.091% Senior Notes due 2029	$470	$431	91.60%
3.125% Senior Notes due 2029	138	100	72.39%
8.250% Senior Notes due 2029	500	492	98.40%
4.125% Senior Notes due 2031	237	213	90.10%
3.375% Senior Notes due 2031	61	45	73.66%
8.500% Senior Notes due 2031	500	471	94.14%
9.625% Senior Notes due 2032	750	731	97.43%
5.750% Senior Notes due 2034	490	328	66.86%
	$3,146	$2,811
__________________________________
(1) Reflects the principal amount of Old Notes outstanding as of May 28, 2025.
(2) Reflects the aggregate principal amount of Old Notes that were validly tendered prior to the Expiration Time and were therefore exchanged.

In accordance with the terms of the Exchange Offers and consent solicitations, the Company accepted for exchange all Old Notes validly tendered and not validly withdrawn. Subsequent to the Company’s Consolidated Balance Sheet date, the Exchange Offers and the consent solicitations were settled on June 30, 2025 (the “Settlement Date”). No gain or loss was recorded as the Exchange Offers were accounted for as a debt modification. The Company incurred immaterial third party fees for the Exchange Offers as of fiscal year 2025.
Other than the identity of SDST as the issuer and as an obligor, the terms of the New Notes are identical to the Old Notes with respect to their interest rate, interest payment dates, optional redemption prices and maturity. The New Notes were guaranteed by the same guarantors as the Old Notes, in addition to Seagate HDD (which is the issuer of the Old Notes). The New Notes have substantially the same covenants as the Old Notes and are subject to the same business and financial risks.
Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “New Credit Agreement”) and terminated their then-existing Credit Agreement, dated as of February 20, 2019 (the “Old Credit Agreement”). As a result of terminating the Old Credit Agreement, the Company recorded an $8 million non-cash loss related to the accelerated amortization of debt issuance costs, which was included in Net (loss) gain from debt transactions in the Company’s Consolidated Statements of Operations.
The New Credit Agreement provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. On June 27, 2025, no borrowings were outstanding under the New Credit Agreement.
The loans made under the New Credit Agreement will bear interest at an Applicable Rate based on the secured overnight financing rate, or SOFR, plus a variable margin that will be determined based on the corporate credit rating of the Company. The Borrower’s obligations under the New Credit Agreement are guaranteed by the Company and certain material subsidiaries of the Company.
The New Credit Agreement also contains a financial covenant that requires the Company to maintain a total net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00, in accordance with the terms of the New Credit Agreement. For each fiscal quarter until January 2, 2026, this net leverage ratio covenant applies only to the extent that there is any amount of revolving loans, swing line loans, or letters of credit outstanding as of the last day of the relevant fiscal quarter.

Future Principal Payments on Long-term Debt
At June 27, 2025, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2026	$—
2027	—
2028	1,500
2029	470
2030	638
Thereafter	2,438
Total	$5,046
5.Income Taxes
Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
U.S.	$233	$249	$300
Non-U.S.	1,280	196	(796)
	$1,513	$445	$(496)
The provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Current income tax expense:
U.S.	$16	$2	$6
Non-U.S.	32	30	17
Total Current	48	32	23
Deferred income tax expense:
U.S.	(5)	71	9
Non-U.S.	1	7	1
Total Deferred	(4)	78	10
Provision for income taxes	$44	$110	$33

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
Deferred tax assets
Accrued warranty	$32	$37
Inventory carrying value adjustments	37	32
Receivable allowances	15	9
Accrued compensation and benefits	66	36
Capitalized research expenses	110	—
Depreciation	4	19
Restructuring accruals	—	2
Lease liabilities	64	64
Other accruals and deferred items	10	11
Net operating losses	477	613
Tax credit carryforwards	598	593
Capital loss carryforwards	72	67
Other assets	55	40
Gross: Deferred tax assets	1,540	1,523
Less: Valuation allowance	(423)	(430)
Net: Deferred tax assets	1,117	1,093
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(5)	(4)
Acquisition-related items	—	(1)
Right-of-use assets	(59)	(63)
Net: Deferred tax liabilities	(64)	(68)
Total net deferred tax assets	$1,053	$1,025
At June 27, 2025, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.
The deferred tax asset valuation allowance decreased by $7 million in fiscal year 2025, which primarily relates to releases in valuation allowance, partially offset with acquired deferred tax balances which are not likely to be realized.
At June 27, 2025, the Company had U.S. tax net operating loss and credit carryforwards of approximately $3.0 billion and $726 million, respectively, of which approximately $7 million and $24 million, respectively, are scheduled to expire at various dates in fiscal year 2026, if not utilized. At June 27, 2025, the Company had non-U.S. tax net operating loss carryforwards of approximately $300 million, all of which are indefinite lived. As of June 27, 2025, the Company had gross U.S. capital loss carryforwards of $288 million, which if not utilized, will expire as of fiscal year 2029. As of June 27, 2025, the Company had gross non-U.S. capital loss carryforwards of $23 million, which have an indefinite carryforward period.
As of June 27, 2025, approximately $102 million and $41 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code.

The Company established Singapore as its principal executive offices in fiscal year 2024. The Singaporean statutory tax rate of 17% is used for purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate. For fiscal year 2023, a notional Irish statutory rate of 25% was used.

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Provision (benefit) at statutory rate	$257	$76	$(124)
Permanent differences	4	5	8
Valuation allowance	(18)	47	(18)
Effect of rates different than statutory	(190)	(2)	178
Research credit	(6)	(9)	(18)
Capital loss carryforward	(2)	(11)	—
Other individually immaterial items	(1)	4	7
Provision for income taxes	$44	$110	$33
A substantial portion of the Company's operations in Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates into fiscal year 2036. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs was to increase the Company’s net income by approximately $285 million in fiscal year 2025 ($1.32 per share, diluted), to increase the Company's net income by approximately $40 million in fiscal year 2024 ($0.19 per share, diluted) and to decrease the Company’s net loss by approximately $14 million in fiscal year 2023 ($0.07 per share, basic).
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
As of June 27, 2025 and June 28, 2024, the Company had approximately $107 million and $112 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Balance of unrecognized tax benefits at the beginning of the year	$112	$116	$114
Gross increase for tax positions of prior years	2	3	—
Gross decrease for tax positions of prior years	(17)	(12)	(4)
Gross increase for tax positions of current year	11	5	7
Gross decrease for tax positions of current year	—	—	(1)
Balance of unrecognized tax benefits at the end of the year	$107	$112	$116
It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations. Interest and penalties recorded on these tax positions were not material to any periods presented in the Consolidated Statements of Operations. As of June 27, 2025, accrued interest and penalties related to unrecognized tax benefits did not materially change compared to fiscal year 2024.
During the 12 months beginning June 28, 2025, the Company does not expect a material change to its unrecognized tax benefits as a result of the expiration of certain statutes of limitation.
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
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to leases were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Operating lease cost	$76	$72	$21
Variable lease cost	5	3	3
Total lease cost	$81	$75	$24

Operating cash outflows from operating leases	$69	$63	$23

During fiscal year 2025 the ROU assets obtained in exchange for new operating lease liabilities was not material. During fiscal years 2024 and 2023, the Company obtained $47 million and $353 million ROU assets in exchange for new operating lease liabilities, respectively.

	June 27, 2025	June 28, 2024	June 30, 2023
Weighted-average remaining lease term	7.7 years	8.6 years	9.6 years
Weighted-average discount rate	8.55%	8.45%	8.49%
ROU assets and lease liabilities included in the Company’s Consolidated Balance Sheets were as follows:

(Dollars in millions)	Balance Sheet Location	June 27, 2025	June 28, 2024
ROU assets	Other assets, net	$353	$403
Current lease liabilities	Accrued expenses	61	61
Non-current lease liabilities	Other non-current liabilities	317	338

At June 27, 2025, future lease payments included in the measurement of lease liabilities were as follows (in millions):

Fiscal Year	Amount
2026	$64
2027	63
2028	64
2029	65
2030	64
Thereafter	196
Total lease payments	516
Less: imputed interest	(138)
Present value of lease liabilities	$378

7.Restructuring and Other, Net
During fiscal years 2025, 2024 and 2023, the Company recorded restructuring and other, net charge of $25 million, benefit of $30 million, and charge of $102 million, respectively, in the Company’s Consolidated Statements of Operations. The Company’s restructuring plans are comprised primarily of charges related to workforce reduction costs, including severance and other one-time termination benefits and facilities and other exit costs.
The following table summarizes the Company’s restructuring activities for fiscal year 2025:

(Dollars in millions)	Workforce Reduction Costs	Facilities and Other Exit Costs	Total
Accrual Balance at June 28, 2024	3	1	4
Restructuring charges	15	10	25
Cash payments	(14)	—	(14)
Accrual Balance at June 27, 2025	$4	$11	$15
Total costs incurred to date as of June 27, 2025	$85	$20	$105
Total expected costs to be incurred as of June 27, 2025	$—	$1	$1
Of the accrued restructuring balance of $15 million at June 27, 2025, $6 million was included in Accrued expenses and $9 million was included in Other non-current liabilities in the Company’s Consolidated Balance Sheets. The accrued restructuring balance of $4 million at June 28, 2024 was included in Accrued expenses in the Company’s Consolidated Balance Sheets.
In fiscal year 2025, the Company also recorded $13 million restructuring charges within Cost of revenue in the Company’s Consolidated Statements of Operations as the charges were related to an inventory write down due to a discontinued product line.
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

		June 27, 2025				June 28, 2024
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$226	$—	$—	$226	$386	$—	$—	$386
Time deposits	Cash and cash equivalents	—	26	—	26	—	—	—	—
Total cash equivalents		226	26	—	252	386	—	—	386
Restricted cash and investments:
Money market funds	Other current assets	1	—	—	1	1	—	—	1
Time deposits and certificates of deposit	Other current assets	—	1	—	1	—	1	—	1
Other debt securities	Other assets, net	—	—	—	—	—	—	15	15
Derivative assets	Other current assets	—	1	—	1	—	1	—	1
Total assets		$227	$28	$—	$255	$387	$2	$15	$404
Liabilities:
Derivative liabilities	Accrued expenses	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Total liabilities		$—	$—	$—	$—	$—	$(1)	$—	$(1)
As of June 27, 2025 and June 28, 2024, the Company’s Other current assets included $2 million in restricted cash equivalents held as collateral at banks for various performance obligations.
As of June 27, 2025 and June 28, 2024, the Company had no material available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. In fiscal year 2025, the Company sold available-for-sale investments for $41 million. The Company also recorded a net loss of $15 million on available-for-sale investments, related to downward adjustments to write down the carrying amount of certain investments to their fair value during fiscal year 2025, which was recorded to Other, net in the Company’s Consolidated Statements of Operations. The Company determined no impairment related to credit losses for available-for-sale investments for fiscal year 2024.

The fair value and amortized cost of the Company’s available-for-sale investments as of June 27, 2025, was immaterial. The fair value and amortized cost of the Company’s available-for-sale investments as of June 28, 2024 was $15 million due in 2 years.
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
For the investments that are accounted for under the equity method, the Company sold certain investments for $9 million and recorded an immaterial gain for fiscal year 2025. The Company sold certain investments for $14 million and recorded an immaterial gain for the fiscal year 2024. The Company recorded a net loss of $29 million for fiscal year 2024, which included $25 million related to downward adjustments to write down the carrying amount of certain investments to their fair value. The Company recorded an immaterial net loss in fiscal year 2023. The adjusted carrying value of the investments accounted under the equity method was immaterial and $12 million as of June 27, 2025 and June 28, 2024 respectively.
For the investments that are accounted under the measurement alternative, the Company recorded a net loss of $39 million and $24 million for fiscal years 2025 and 2024, respectively, related to downward adjustments to write down the carrying amount of certain investments to their fair value. For fiscal year 2023, the Company recorded an immaterial net loss. As of June 27, 2025 and June 28, 2024, the carrying value of the Company’s strategic investments under the measurement alternative was $26 million and $65 million, respectively.
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

	June 27, 2025		June 28, 2024
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.75% Senior Notes due January 2025	—	—	479	476
4.875% Senior Notes due June 2027	—	—	505	493
3.50% Exchangeable Senior Notes due June 2028	1,500	2,654	1,500	2,070
4.091% Senior Notes due June 2029	452	453	471	459
3.125% Senior Notes due July 2029	138	125	163	139
8.25% Senior Notes due December 2029	500	535	500	537
5.875% Senior Notes due July 2030	400	407	—	—
4.125% Senior Notes due January 2031	237	218	275	245
3.375% Senior Notes due July 2031	61	52	72	58
8.50% Senior Notes due July 2031	500	538	500	538
9.625% Senior Notes due December 2032	750	854	750	855
5.75% Senior Notes due December 2034	489	482	489	472
	$5,027	$6,318	$5,704	$6,342
Less: unamortized debt issuance costs	(32)	—	(30)	—
Debt, net of debt issuance costs	$4,995	$6,318	$5,674	$6,342
Less: current portion of debt, net of debt issuance costs	—	—	(479)	(476)
Long-term debt, less current portion, net of debt issuance costs	$4,995	$6,318	$5,195	$5,866
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

The Company’s non-financial assets, such as goodwill and property, plant and equipment, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. In fiscal year 2025, the Company recorded a ROU asset impairment charge of $10 million in Restructuring and other, net in the Consolidated Statements of Operations to reduce the carrying value of certain ROU assets. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
9.Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 212,668,547 shares were outstanding as of June 27, 2025, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 27, 2025.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
The Company’s Board of Directors increased the authorization for the repurchase of its outstanding shares to $5 billion on May 21, 2025. As of June 27, 2025, $5.0 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors. The number of ordinary shares repurchased for tax withholding related to the vesting of equity awards was 0.5 million and the dollar value of shares repurchased was $54 million for fiscal year 2025.
10.Share-Based Compensation
Share-Based Compensation Plans
Seagate Technology Holdings plc 2022 Equity Incentive Plan (the “2022 EIP”): On October 20, 2021, (the “Approval Date”), shareholders of the Company approved the 2022 EIP that replaced Seagate Technology Holdings plc 2012 Equity Inventive Plan (the “2012 EIP”). The 2022 EIP provides for the grant of various types of awards including RSUs, options, PSUs and share appreciation rights. The maximum number of shares that may be delivered to the participants under the 2022 EIP shall not exceed (i) 14.1 million ordinary shares, plus (ii) any shares subject to any outstanding share awards granted under the 2012 EIP that, on or after the Approval Date expire, are cancelled or otherwise terminate, in whole or in part, without having been exercised or redeemed in full, or are settled in cash ((i) and (ii) together being the “Share Reserve”). The maximum aggregate number of shares that may be issued pursuant to RSUs or PSUs (collectively, “Full-Value Share Awards”) shall not exceed 12.3 million ordinary shares. Any shares that are subject to the 2022 EIP will be counted against the Share Reserve as one share for every one share granted. As of June 27, 2025, there were 9.5 million ordinary shares available for issuance of Full-Value Share Awards under the 2022 EIP.
Seagate Technology Holdings plc Executive Performance Bonus Plan (the “EPB”). Beginning in fiscal year 2023, the Company implemented the EPB utilizing RSUs instead of cash payouts for senior executives. EPB RSUs are granted under the 2022 EIP, pursuant to the achievement of performance targets and individual goals under the EPB. No EPB awards were granted for fiscal years 2025, 2024 and 2023.
Seagate Technology Holdings plc Employee Stock Purchase Plan (the “ESPP”). There are 60 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a series of six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase the Company’s common stock. The price of common stock purchased equals to 85% of the lesser of the fair market value on the first day or the last day of each offering period. During fiscal years 2025, 2024 and 2023, employees purchased approximately 1 million shares each year under this plan at weighted average prices of $77.87, $54.71 and $62.36 per share, respectively. As of June 27, 2025, approximately 5.2 million ordinary shares were available for future issuance.
Share-Based Compensation Expense
The Company recorded $163 million, $127 million and $115 million of share-based compensation with a resulting tax benefit of $21 million, $5 million and $5 million, respectively, during fiscal years 2025, 2024 and 2023. Management made an estimate of expected forfeitures and recognized compensation costs only for those equity awards expected to vest.

Restricted Stock Units
RSUs generally vest over a period of four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting ratably each quarter over the next 36 months, subject to continuous employment with the Company through the vesting date.
The following is a summary of unvested restricted stock activities:

Unvested Restricted Stocks	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at June 28, 2024	3.4	$62.20
Granted	1.5	$96.59
Forfeited	(0.2)	$72.50
Vested	(1.8)	$60.66
Unvested at June 27, 2025	2.9	$79.96
At June 27, 2025, the total unrecognized share-based compensation cost related to unvested restricted stocks was approximately $171 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of restricted stocks vested during fiscal years 2025, 2024 and 2023 were approximately $105 million, $105 million and $105 million, respectively.
The fair value related to RSUs for fiscal years 2025, 2024 and 2023 were estimated using the following assumptions:

	Fiscal Years
	2025	2024	2023
RSUs
Expected term (in years)	1 - 2.2	1 - 2.2	1 - 2.2
Expected dividend rate	2.0 - 3.3%	2.4 - 4.4%	3.2 - 5.5%
Weighted-average expected dividend rate	2.6%	4.0%	3.8%
Weighted-average fair value	$96.59	$59.96	$62.82
The expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards. The expected dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price.
EPB RSUs can be settled in cash, subject to certain employment conditions, and therefore classified as liability awards. The Company remeasures the fair value of these liability awards at each fiscal quarter end. Generally, EPB RSUs vest in full on the first anniversary of the vesting commencement date.
During fiscal year 2025, the Company recognized approximately $37 million of share-based compensation expense related to EPB RSUs in the Consolidated Statements of Operations, with the corresponding liability recorded within Accrued employee compensation on the Consolidated Balance Sheets. During fiscal years 2024 and 2023, the Company did not recognize any share compensation expense related to liability awards.
Performance-based Share Units
The Company granted PSUs that vest on the satisfaction of continuous employment and achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). These awards vest after the end of the performance period of three years from the grant date. During fiscal years 2024 and 2023, the PSUs granted and outstanding were not material. Compensation expense related to these units is only recorded in a period if it is probable that the performance goals will be met, and it is to be recorded at the expected level of achievement. The expenses associated with these PSUs were not material for fiscal years 2024 and 2023, respectively.

Performance-based Share Units	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at June 28, 2024	0.9	$70.97
Granted	0.2	$103.53
Forfeited	(0.1)	$92.17
Vested	(0.2)	$73.64
Unvested at June 27, 2025	0.8	$75.55

At June 27, 2025, the total unrecognized share-based compensation cost related to unvested performance-based share units was approximately $38 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.2 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of performance-based share units vested during fiscal years 2025, 2024 and 2023 were approximately $17 million, $6 million and $16 million, respectively.
The fair value related to PSUs for fiscal years 2025, 2024 and 2023 were estimated using the following assumptions:

	Fiscal Years
	2025	2024	2023
PSUs subject to TSR/ROIC conditions
Expected term (in years)	3.0	3.0	3.0
Volatility	37%	39%	40%
Weighted-average volatility	37%	39%	40%
Expected dividend rate	2.8%	4.4%	4.1%
Weighted-average expected dividend rate	2.8%	4.4%	4.1%
Risk-free interest rate	3.5%	4.6%	3.6%
Weighted-average fair value	$75.55	$70.97	$64.38
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
Employee Savings Plan
The Company offers various defined contribution plans for U.S. and non-U.S. employees. In the U.S., qualified employees under the Seagate 401(k) Plan (the "401(k) plan") may elect to make contributions up to 50% of their eligible earned compensation, but not more than statutory limits. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to a maximum annual employer contribution of $6,000 per participating employee. During fiscal years 2025, 2024 and 2023, the Company made matching contributions of $67 million, $65 million and $79 million, respectively, under defined contribution plans for employees.
11.Guarantees
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

Product Warranty
Changes in the Company’s product warranty liability during the fiscal years ended June 27, 2025 and June 28, 2024 were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
Balance, beginning of period	$149	$168
Warranties issued	68	53
Repairs and replacements	(88)	(81)
Changes in liability for pre-existing warranties, including expirations	8	9
Balance, end of period	$137	$149
12.Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the shareholders of the Company:

	Fiscal Years Ended
(In millions, except per share data)	June 27, 2025	June 28, 2024	June 30, 2023
Numerator:
Net income (loss)	$1,469	$335	$(529)
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	212	209	207
Weighted-average effect of dilutive securities:
Employee equity award plans	2	2	—
2028 Notes if-converted shares	3	1	—
Total shares for purposes of calculating diluted net income (loss) per share	217	212	207
Net income (loss) per share
Basic	$6.93	$1.60	$(2.56)
Diluted	6.77	1.58	(2.56)
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share were not material for the fiscal years ended June 27, 2025 and June 28, 2024. The weighted average anti-dilutive shares that were excluded from the computation of diluted net loss per share were 7 million for the fiscal year ended June 30, 2023.

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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, seeking damages as well as additional relief. The district court entered judgment in favor of Seagate on April 19, 2022. An appeal to the Federal Circuit is pending. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC and certain of its affiliates, (collectively, the “Seagate Entities”) filed a complaint alleging violations of federal and state antitrust laws as well as breach of contract in the U.S. District Court for the Northern District of California against suppliers of HDD suspension assemblies, including NHK Spring Co. Ltd., TDK Corporation (“TDK”), Hutchinson Technology Inc (“HTI”). The Seagate Entities seek to recover damages suffered as a result of the suspension assembly suppliers’ conduct, and additional relief permitted by law. On April 8, 2022, the court dismissed with prejudice all claims against TDK and HTI after the Seagate Entities settled with those defendants. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”). On November 17, 2023, the Court granted NHK’s FTAIA Motion on reconsideration, denying the majority of Seagate’s antitrust claims. The Court’s FTAIA decision is now on appeal with the Ninth Circuit.
In re Seagate Technology Holdings plc Securities Litigation. On July 10, 2023 and July 26, 2023, two securities class action lawsuits were filed in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The cases were consolidated on September 25, 2023. On September 12, 2024, the plaintiffs filed the currently operative complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and a class period between September 14, 2020 and April 19, 2023, inclusive. The operative complaint seeks unspecified monetary damages and other relief. On May 12, 2025, the Court granted in part and denied in part the defendants’ motion to dismiss the operative complaint. On June 9, 2025, the defendants moved to certify the May 12, 2025 order for interlocutory appeal. The Company believes that the asserted claims are without merit and intends to vigorously defend the case.
Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in U.S. District Court for the District of Delaware. The case was subsequently transferred to the District Court of Minnesota on September 4, 2024. The complaint alleges patent infringement by Seagate of nine U.S. patents. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $135 million were included in Accrued expense and Other non-current liabilities, respectively, on the Consolidated Balance Sheets as of June 27, 2025. For the fiscal year ended 2025, $60 million was paid and reported as an outflow from operating activities in its Consolidated Statements of Cash Flows.

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
14.Commitments
Unconditional Long-Term Purchase Obligations. As of June 27, 2025, the Company had unconditional long-term purchase obligations of approximately $77 million, primarily related to purchases of inventory components. The Company expects the commitment to total $38 million, $18 million, $12 million and $9 million for fiscal years 2027, 2028, 2029 and 2030 respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of June 27, 2025.
Unconditional Long-Term Capital Expenditures. As of June 27, 2025, the Company had unconditional long-term commitments of approximately $46 million, primarily related to purchases of equipment. The Company expects capital expenditures of $11 million in fiscal year 2027 and $35 million for fiscal years 2028 and thereafter.
15.Business Segment and Geographic Information
The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results, including net income reported on the Consolidated Statements of Operations. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one operating segment.
Significant expense categories regularly provided to and reviewed by the CODM are those presented in the Consolidated Statements of Operations.

The following table summarizes the Company’s long-lived assets by country:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Long-lived assets:
United States	$672	$658	$667
Thailand	546	574	606
Singapore	411	447	460
Other	381	338	369
Consolidated	$2,010	$2,017	$2,102
16.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	June 30, 2023
Revenues by Channel
OEMs	$7,282	$4,896	$5,448
Distributors	1,060	972	1,119
Retailers	755	683	817
Total	$9,097	$6,551	$7,384

Revenue from external customers (1):
Singapore	$3,759	$3,429	$3,271
United States	4,410	2,308	3,053
The Netherlands	924	802	1,046
Other	4	12	14
Total	$9,097	$6,551	$7,384
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
In fiscal year 2025, one customer accounted for approximately 10% of consolidated revenue. In fiscal year 2024, no customers accounted for more than 10% of consolidated revenue. In fiscal year 2023, one customer accounted for approximately 10% of consolidated revenue.

17.Acquisition and Divestiture
Acquisition of Intevac, Inc.
On March 31, 2025, the Company completed the acquisition of Intevac, Inc., a supplier of thin-film processing systems for total consideration of $119 million, which primarily consisted of cash paid for all of the outstanding common stock and special dividend. The acquisition aligns with the Company's strategy to integrate important components and manufacturing processes. Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s consolidated results of operations.
In connection with the acquisition, the Company recorded approximately $97 million of net tangible assets, primarily consisted of cash and investments, $19 million of intangible assets and $2 million of goodwill, none of which is expected to be deductible for tax purposes. The Company is amortizing the intangible assets on a straight-line basis over an estimated useful life of three years.
Divestiture
Sale of SoC Operations
On April 23, 2024, the Company entered into an Asset Purchase Agreement with Avago Technologies International Sales Pte. Limited (“Purchaser”), a subsidiary of Broadcom Inc., and sold certain intellectual property, equipment and other assets related to the design, development and manufacture of its SoC products to Purchaser. Purchaser and its affiliates also offered employment to certain of the Company’s employees engaged in the SoC operations. In connection with this transaction, the Company and Purchaser have also restructured certain pre-existing purchasing agreements (collectively, the “Transaction”). Total consideration for this Transaction was $600 million, including cash proceeds of $560 million at close. The remaining $40 million relates to standard indemnification clauses, of which $25 million was received during fiscal year 2025 and $15 million is recorded in Other current assets on the Consolidated Balance Sheets as of June 27, 2025. The agreement also contains regulatory review indemnification clauses agreed to by both parties in conjunction with the transaction closing.
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
18.Subsequent Event
Dividend Declared
On July 29, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.72 per share, which will be payable on October 9, 2025 to shareholders of record as of the close of business on September 30, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seagate Technology Holdings public limited company (the Company) as of June 27, 2025 and June 28, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit and cash flows for each of the three years in the period ended June 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 2025 and June 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 1, 2025 expressed an unqualified opinion thereon.
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

Revenue recognition—Sales incentive program rebates and discounts

Description of the Matter
As disclosed in Note 1 to the Consolidated Financial Statements, the Company adjusts revenue to account for variable consideration related sales incentive programs such as price protection and volume incentives to estimate the final selling prices of products sold to Original Equipment Manufacturers (”OEMs”) and through distributor and retail channels.

Identifying the complete population of sales incentive programs and auditing management’s corresponding estimates involved in determining the final selling prices for expected future reductions was complex, as it required testing subjective assumptions about the extent of price adjustments on products and the timing of sales to end customers by the Company’s distributor partners.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the completeness of sales incentive programs, including the accuracy and completeness of the underlying data used in the calculations, level of channel inventory, and management’s assumptions.

To test the sales incentive programs, we inspected significant sales arrangements that included contractual rights to discounts and rebates and evaluated management’s estimates of variable consideration applied to reflect expected final selling prices based on such contractual terms. We examined credit memos issued during the year and after year-end to determine the completeness of the identified sales incentives population. We directly confirmed the terms and conditions of significant agreements with a sample of the Company’s customers. Additionally, we performed a retrospective review comparing prior period assumptions to actual results in subsequent periods and conducted sensitivity analyses to evaluate the significance of potential effects on revenue recognition due to changes in the Company's significant assumptions.

Realizability of deferred income taxes

Description of the Matter
At June 27, 2025, the Company had gross deferred tax assets of $1,540 million, partially offset by a valuation allowance of $423 million. As discussed in Note 5 to the Consolidated Financial Statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

Auditing the realizability of the deferred tax assets was complex as the assessment process includes forecasting future sources of taxable income which includes subjective management assumptions, and the amounts involved are material to the financial statements as a whole.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s determination of sources and amount of future taxable income including income from operations.

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
August 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company

Opinion on Internal Control Over Financial Reporting
We have audited Seagate Technology Holdings public limited company’s internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology Holdings public limited company (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 27, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 27, 2025 and June 28, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit and cash flows for each of the three years in the period ended June 27, 2025, and the related notes and our report dated August 1, 2025 expressed an unqualified opinion thereon.
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
August 1, 2025

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 27, 2025.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 27, 2025. The effectiveness of our internal control over financial reporting as of June 27, 2025 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2025. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the fiscal quarter ended June 27, 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Dr. John C. Morris	Senior Vice President and Chief Technology Officer	June 1, 2025	April 20, 2026	18,581
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

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology plc and the Scheme Shareholders	DEF M14A	001-31560	Annex A	3/3/2021
2.2	Asset Purchase Agreement, dated as of April 23, 2024, by and among Seagate Technology Holdings Public Limited Company, Seagate Technology LLC, Seagate Technology HDD (India) Private Limited, Seagate Singapore International Headquarters Pte. Ltd., and Avago Technologies International Sales Pte. Limited	10-Q	001-31560	2.1	4/24/2024
2.3
First Amendment to Asset Purchase Agreement, dated as of July 25, 2025, by and among Seagate Technology Holdings Public Limited Company, Seagate Technology LLC, Seagate Singapore International Headquarters Pte. Ltd., and Avago Technologies International Sales Pte. Limited
						X
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
4.1	Description of Securities	10-K	001-31560	4.1	8/6/2021
4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.2	8/6/2021
4.3	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014
4.3(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2034 Notes dated December 2, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.5	5/19/2021
4.3(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and U.S. Bank Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 5.750% Senior Notes due 2034	8-K	001-31560	4.32	6/30/2025
4.4	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.2	12/2/2014
4.5	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.60	Indenture for the January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/11/2020
4.6(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the January 2031 Notes dated June 10, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.9	5/19/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 4.125% Senior Notes due 2031	8-K	001-31560	4.28	6/30/2025
4.7	Form of 4.125% Senior Note due January 2031	8-K	001-31560	4.2	6/11/2020
4.8	Registration Rights Agreement for January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/11/2020
4.9	Indenture for the June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.9(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the June 2029 Notes dated June 18, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.10	5/19/2021
4.9(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 4.091% Senior Notes due 2029	8-K	001-31560	4.25	6/30/2025
4.10	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.2	6/18/2020
4.11	Registration Rights Agreement for June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
4.12	Indenture for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	12/9/2020
4.12(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2029 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.12	5/19/2021
4.12(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 3.125% Senior Notes due 2029	8-K	001-31560	4.26	6/30/2025
4.13	Form of 3.125% Senior Note due July 2029	8-K	001-31560	4.2	12/9/2020
4.14	Registration Rights Agreement for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020
4.15	Indenture for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.4	12/9/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.15(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2031 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.11	5/19/2021
4.15(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 3.375% Senior Notes due 2031	8-K	001-31560	4.29	6/30/2025
4.16	Form of 3.375% Senior Note due 2031	8-K	001-31560	4.5	12/9/2020
4.17	Registration Rights Agreement for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	12/9/2020
4.18	Indenture for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, as Issuer, Seagate Technology Unlimited Company and Seagate Technology Holdings plc, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	11/30/2022
4.18(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
		10-K	001-31560	4.24(a)	8/2/2024
4.18(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 9.625% Senior Notes due 2032	8-K	001-31560	4.31	6/30/2025
4.19	Form of 9.625% Senior Note due 2032	8-K	001-31560	4.2	11/30/2022
4.20	Registration Rights Agreement for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, Seagate Technology Unlimited Company, Seagate Technology Holdings plc, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., BofA Securities, Inc., Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and BNP Paribas Securities Corp	8-K	001-31560	4.3	11/30/2022
4.21	Indenture for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.1	5/30/2023
4.21(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
		10-K	001-31560	4.27(a)	8/2/2024

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.21(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 8.250% Senior Notes due 2029	8-K	001-31560	4.27	8/2/2024
4.22	Form of 8.25% Senior Note due 2029	8-K	001-31560	4.2	5/30/2023
4.23	Registration Rights Agreement for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/30/2023
4.24	Indenture for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.4	5/30/2023
4.24(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
		10-K	001-31560	4.30(a)	8/2/2024
4.24(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 8.500% Senior Notes due 2031	8-K	001-31560	4.30	6/30/2025
4.25	Form of 8.50% Senior Note due 2031	8-K	001-31560	4.5	5/30/2023
4.26	Registration Rights Agreement for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.6	5/30/2023
4.27	Indenture for the 2028 Notes, dated as of September 13, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	9/13/2023
4.28	Form of 3.50% Exchangeable Senior Note due 2028	8-K	001-31560	4.2	9/13/2023
4.29	Indenture, dated as of May 27, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	5/28/2025
4.30	Form of 5.875% Senior Notes due 2030	8-K	001-31560	4.2	5/28/2025
4.31	Registration Rights Agreement, dated as of May 27, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the initial purchasers party thereto	8-K	001-31560	4.3	5/28/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.32	Indenture for the New 4.091% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	6/30/2025
4.33	Form of New 4.091% Notes	8-K	001-31560	4.2	6/30/2025
4.34	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 4.091% Notes	8-K	001-31560	4.17	6/30/2025
4.35	Indenture for the New 3.125% Notes , dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.3	6/30/2025
4.36	Form of New 3.125% Notes	8-K	001-31560	4.4	6/30/2025
4.37	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 3.125% Notes	8-K	001-31560	4.18	6/30/2025
4.38	Indenture for the New 8.250% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.5	6/30/2025
4.39	Form of New 8.250% Notes	8-K	001-31560	4.6	6/30/2025
4.40	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 8.250% Notes	8-K	001-31560	4.19	6/30/2025
4.41	Indenture for the New 4.125% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.7	6/30/2025
4.42	Form of New 4.125% Notes	8-K	001-31560	4.8	6/30/2025
4.43	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 4.125% Notes	8-K	001-31560	4.20	6/30/2025
4.44	Indenture for the New 3.375% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.9	6/30/2025
4.45	Form of New 3.375% Notes	8-K	001-31560	4.10	6/30/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.46	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 3.375% Notes	8-K	001-31560	4.21	6/30/2025
4.47	Indenture for the New 8.500% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.11	6/30/2025
4.48	Form of New 8.500% Notes	8-K	001-31560	4.12	6/30/2025
4.49	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 8.500% Notes	8-K	001-31560	4.22	6/30/2025
4.50	Indenture for the New 9.625% Notes , dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.13	6/30/2025
4.51	Form of New 9.625% Notes	8-K	001-31560	4.14	6/30/2025
4.52	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 9.625% Notes	8-K	001-31560	4.23	6/30/2025
4.53	Indenture for the New 5.750% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.15	6/30/2025
4.54	Form of New 5.750% Notes	8-K	001-31560	4.16	6/30/2025
4.55	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 5.750% Notes	8-K	001-31560	4.24	6/30/2025
10.1+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016.	10-Q	001-31560	10.4	10/27/2017
10.2+	Form of Employee Stock Option Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.1	1/26/2017
10.3+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.3(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.3(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.3(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.3(e)+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.2	1/28/2021
10.4+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.4(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.4(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.4(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.4(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.4(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.4(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan	10-K	001-31560	10.17(f)	8/7/2020
10.4(g)+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/28/2021
10.5+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	4/30/2012
10.5(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	2/4/2019
10.5(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-K	001-31560	10.18(b)	8/7/2020
10.6+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.6(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5	2/4/2019
10.6(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan	10-K	001-31560	10.19(b)+	8/7/2020
10.7+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 22, 2020	10-K	001-31560	10.13	8/6/2021
10.8	Form of Indemnification Agreement between Seagate Technology LLC and the director or officer named therein	10-Q	001-31560	10.1	10/25/2024
10.9	Form of Deed of Indemnification between Seagate Technology Holdings plc and the director named therein	10-Q	001-31560	10.1	1/24/2025
10.10	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.11	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017
10.12+	Offer Letter, dated December 3, 2018 by and between Seagate U.S. LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019
10.13+	Retention Letter, dated February 3, 2022 by and between Seagate and Gianluca Romano	10-Q	001-31560	10.1	4/28/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Credit Agreement, dated as of January 30, 2025, by and among Seagate HDD Cayman, Seagate Technology Holdings Public Limited Company, the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent. Swingline Lender and L/C Issuer	10-Q	001-31560	10.1	5/2/2025
10.15+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016	10-Q	001-31560	10.4	10/27/2017
10.16+	Form of Executive Performance Unit Agreement for Seagate Technology Public Limited Company pursuant to the 2012 Equity Incentive Plan	10-Q	001-31560	10.3	1/26/2017
10.17+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.37	8/7/2020
10.18+	Amended and Restated Seagate Technology Holdings plc 2012 Equity Incentive Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.18	5/19/2021
10.19+	Revised Form of Employee Stock Option Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.16	5/19/2021
10.20+	Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.20	5/19/2021
10.21	Deed Poll of Assumption by Seagate Technology Holdings plc, dated May 18, 2021	8-K12B	001-31560	10.13	5/19/2021
10.22+	Seagate Technology Holdings plc Executive Bonus Plan	10-Q	001-31560	10.2	4/28/2022
10.23+	Ninth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	8-K	001-31560	10.1	4/25/2024
10.24+	Seagate Technology Holdings plc 2022 Equity Incentive Plan	S-8	001-31560	10.1	10/20/2021
10.25+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	S-8	001-31560	10.2	10/20/2021
10.26+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	S-8	001-31560	10.5	10/20/2021
10.27+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	S-8	001-31560	10.4	10/20/2021
10.28+	Amended Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-K	001-31560	10.45	08/05/2022
10.29+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	10-Q	001-31560	10.1	10/27/2022
10.30+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-Q	001-31560	10.2	10/27/2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	10-Q	001-31560	10.3	10/27/2022
10.32	Settlement Agreement, dated as of April 18, 2023	8-K	001-31560	10.1	04/26/2023
19.1	Securities Trading Policy	10-K	001-31560	19.1	8/2/2024
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Executive Compensation Recovery Policy	10-K	001-31560	97.1	8/2/2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 1, 2025	(Dr. William D. Mosley, Chief Executive Officer and Director)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and James C. Lee, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2025 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Chief Executive Officer and Director (Principal Executive Officer)	August 1, 2025
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 1, 2025
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Chairperson of the Board	August 1, 2025
(Michael R. Cannon)
/s/ MARK W. ADAMS	Director	August 1, 2025
(Mark W. Adams)
/s/ SHANKAR ARUMUGAVELU	Director	August 1, 2025
(Shankar Arumugavelu)
/s/ PRAT BHATT	Director	August 1, 2025
(Prat Bhatt)
/s/ JUDY BRUNER	Director	August 1, 2025
(Judy Bruner)
/s/ RICHARD L. CLEMMER	Director	August 1, 2025
(Richard L. Clemmer)
/s/ YOLANDA L. CONYERS	Director	August 1, 2025
(Yolanda L. Conyers)
/s/ JAY L. GELDMACHER	Director	August 1, 2025
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 1, 2025
(Dylan Haggart)
/s/ STEPHANIE TILENIUS	Director	August 1, 2025
(Stephanie Tilenius)