Form 10-Q
period 2025-10-03
Seagate Technology Holdings plc
filed 2025-10-31
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, 213,558,113 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 3, 2025	June 27, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,112	$891
Accounts receivable, net	1,073	959
Inventories, net	1,496	1,440
Other current assets	351	363
Total current assets	4,032	3,653
Property, equipment and leasehold improvements, net	1,688	1,657
Goodwill	1,221	1,221
Deferred income taxes	1,091	1,066
Other assets, net	410	426
Total Assets	$8,442	$8,023
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,673	$1,604
Accrued employee compensation	212	352
Accrued warranty	63	60
Current portion of long-term debt	1,496	—
Accrued expenses	673	632
Total current liabilities	4,117	2,648
Long-term accrued warranty	83	77
Other non-current liabilities	807	756
Long-term debt, less current portion	3,498	4,995
Total Liabilities	8,505	8,476
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Deficit:
Ordinary shares and additional paid-in capital	7,780	7,706
Accumulated other comprehensive loss	(8)	(8)
Accumulated deficit	(7,835)	(8,151)
Total Shareholders’ Deficit	(63)	(453)
Total Liabilities and Shareholders’ Deficit	$8,442	$8,023
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	October 3, 2025	September 27, 2024
Revenue	$2,629	$2,168

Cost of revenue	1,592	1,454
Product development	186	181
Marketing and administrative	144	129
Restructuring and other, net	13	1
Total operating expenses	1,935	1,765

Income from operations	694	403

Interest income	7	7
Interest expense	(80)	(85)
Other, net	(7)	(9)
Other expense, net	(80)	(87)

Income before income taxes	614	316
Provision for income taxes	65	11
Net income	$549	$305

Net income per share:
Basic	$2.58	$1.45
Diluted	$2.43	$1.41
Number of shares used in per share calculations:
Basic	213	211
Diluted	226	216
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended
	October 3, 2025	September 27, 2024
Net income	$549	$305
Total other comprehensive income, net of tax	—	—
Comprehensive income	$549	$305
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	October 3, 2025	September 27, 2024
OPERATING ACTIVITIES
Net income	$549	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	64
Share-based compensation	52	38
Deferred income taxes	(25)	(3)
Other non-cash operating activities, net	15	23
Changes in operating assets and liabilities:
Accounts receivable, net	(114)	(199)
Inventories, net	(56)	(144)
Accounts payable	84	10
Accrued employee compensation	(140)	37
BIS settlement penalty	(15)	(15)
Accrued expenses, income taxes and warranty	119	16
Other assets and liabilities	(9)	(37)
Net cash provided by operating activities	532	95
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(105)	(68)
Proceeds from business divestiture	15	—
Net cash used in investing activities	(90)	(68)
FINANCING ACTIVITIES
Dividends to shareholders	(153)	(147)
Repurchases of ordinary shares	(29)	—
Taxes paid related to net share settlement of equity awards	(50)	(28)
Proceeds from issuance of ordinary shares under employee stock plans	22	29
Other financing activities, net	(11)	—
Net cash used in financing activities	(221)	(146)
Increase (decrease) in cash, cash equivalents and restricted cash	221	(119)
Cash, cash equivalents and restricted cash at the beginning of the period	893	1,360
Cash, cash equivalents and restricted cash at the end of the period	$1,114	$1,241
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended October 3, 2025 and September 27, 2024
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 27, 2025	213	—	$7,706	$(8)	$(8,151)	$(453)
Net income	—	—	—	—	549	549
Issuance of ordinary shares under employee share plans	1	—	22	—	—	22
Repurchases of ordinary shares	—	—	—	—	(29)	(29)
Tax withholding related to vesting of restricted share units	—	—	—	—	(50)	(50)
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	—	(154)	(154)
Share-based compensation	—	—	52	—	—	52
Balance at October 3, 2025	214	$—	$7,780	$(8)	$(7,835)	$(63)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2024	210	$—	$7,471	$(2)	$(8,960)	$(1,491)
Net income	—	—	—	—	305	305
Issuance of ordinary shares under employee share plans	1	—	29	—	—	29
Tax withholding related to vesting of restricted share units		—	—	—	(28)	(28)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	—	(148)	(148)
Share-based compensation	—	—	33	—	—	33
Balance at September 27, 2024	211	$—	$7,533	$(2)	$(8,831)	$(1,300)
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
Beginning in fiscal year 2026, the Company changed its presentation of principal data storage markets to better reflect current demand drivers and the growing impact of Artificial Intelligence (“AI”)-driven applications. The Company now presents its products and services under two end markets: Data center and Edge Internet of Things (“Edge IoT”). Data center comprises the majority of the Company’s business and primarily includes high-capacity nearline products for mass capacity data storage and systems sold to cloud and enterprise customers, as well as cloud-based video and image applications. Edge IoT primarily includes consumer and client-centric markets along with network-attached storage, mission critical and SSD.
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 27, 2025 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 1, 2025. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 27, 2025, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three months ended October 3, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 3, 2026.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three months ended October 3, 2025 consisted of 14 weeks and the three months ended September 27, 2024 consisted of 13 weeks, respectively. Fiscal years 2026 and 2025 comprise 53 and 52 weeks and end on July 3, 2026 and June 27, 2025, respectively. The fiscal quarters ended October 3, 2025, June 27, 2025 and September 27, 2024, are also referred to herein as the “September 2025 quarter”, the “June 2025 quarter” and the “September 2024 quarter”, respectively.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025, as filed with the SEC on August 1, 2025.

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the disclosure requirement for its annual reporting in fiscal year 2025 and adopted the guidance for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Refer to “Note 7. Business Segment”.
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
2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	October 3, 2025	June 27, 2025
Cash and cash equivalents	$1,112	$891
Restricted cash included in Other current assets	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,114	$893
Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During the three months ended October 3, 2025, the Company did not sell any accounts receivables to a third party. During the three months ended September 27, 2024, the Company sold accounts receivables without recourse for cash proceeds of $343 million. As of October 3, 2025 and June 27, 2025, no amount remained subject to servicing.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	October 3, 2025	June 27, 2025
Raw materials and components	$304	$374
Work-in-process	1,028	838
Finished goods	164	228
Total inventories, net	$1,496	$1,440

Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	October 3, 2025	June 27, 2025
Vendor receivables	$130	$121
Other current assets	221	242
Total	$351	$363
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	October 3, 2025	June 27, 2025
Gross property, equipment and leasehold improvements	$10,364	$10,330
Less: accumulated depreciation and amortization	(8,676)	(8,673)
Property, equipment and leasehold improvements, net	$1,688	$1,657
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	October 3, 2025	June 27, 2025
Dividends payable	$154	$153
Other accrued expenses	519	479
Total	$673	$632
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
Outstanding amounts related to suppliers participating in the SCF Program, recorded within Accounts payable in the Company's Condensed Consolidated Balance Sheets, were $7 million and $20 million as of October 3, 2025 and June 27, 2025, respectively. The associated payments are included in Net cash provided by operating activities on its Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, was comprised of $8 million unrealized losses on defined benefit pension plans as of October 3, 2025 and June 27, 2025, respectively. Accumulated other comprehensive loss, net of tax, was comprised of $2 million unrealized losses on defined benefit pension plans as of September 27, 2024 and June 28, 2024, respectively.

3.Debt
The following table provides details of the Company’s debt as of October 3, 2025 and June 27, 2025:

(Dollars in millions)	October 3, 2025	June 27, 2025
Unsecured Senior Notes issued by Seagate HDD Cayman (1)
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “Old June 2029 Notes”) (3)	38	452
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “Old July 2029 Notes”) (4)	38	138
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “Old December 2029 Notes”) (5)	8	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “Old January 2031 Notes”) (4)	23	237
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “Old July 2031 Notes”) (4)	16	61
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “Old 8.50% July 2031 Notes”) (4)	29	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “Old 2032 Notes”) (3)	19	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “Old 2034 Notes”) (3)	162	489
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd. (2)
$400 issued on May 27, 2025 at 5.875% due July 15, 2030 (the “2030 Notes”) (4)	400	400
$431 issued on June 30, 2025 at 4.091% due June 1, 2029 (the “New June 2029 Notes”) (3)	415	—
$100 issued on June 30, 2025 at 3.125% due July 15, 2029 (the “New July 2029 Notes”) (4)	100	—
$492 issued on June 30, 2025 at 8.25% due December 15, 2029 (the “New December 2029 Notes”) (5)	492	—
$213 issued on June 30, 2025 at 4.125% due January 15, 2031 (the “New January 2031 Notes”) (4)	213	—
$45 issued on June 30, 2025 at 3.375% due July 15, 2031 (the “New July 2031 Notes”) (4)	45	—
$471 issued on June 30, 2025 at 8.50% due July 15, 2031 (the “New 8.50% July 2031 Notes”) (4)	471	—
$731 issued on June 30, 2025 at 9.625% due December 1, 2032 (the “New 2032 Notes”) (3)	731	—
$328 issued on June 30, 2025 at 5.75% due December 1, 2034 (the “New 2034 Notes”) (3)	327	—
Exchangeable Senior Notes (1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”) (6)	1,500	1,500
	5,027	5,027
Less: unamortized debt issuance costs	(33)	(32)
Debt, net of debt issuance costs	4,994	4,995
Less: current portion of long-term debt, net of debt issuance costs	(1,496)	—
Long-term debt, less current portion	$3,498	$4,995
___________________________________
(1) Notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes were fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and Seagate Technology Holdings plc (“STH PLC”). Supplemental indentures for each series of Old Notes (as defined below) became operative on June 30, 2025 and gave effect to certain amendments which, among other things, released STUC and STH PLC from their respective guarantee obligations with respect to each series of Old Notes.
(2) Notes are issued by Seagate Data Storage Technology Pte. Ltd. (“SDST”), and the obligations under these notes are fully and unconditionally guaranteed, on a senior unsecured basis, by STUC, Seagate HDD and STH PLC.
(3) Interest payable semi-annually on June 1 and December 1 of each year.
(4) Interest payable semi-annually on January 15 and July 15 of each year.
(5) Interest payable semi-annually on June 15 and December 15 of each year.
(6) Interest payable semi-annually on March 1 and September 1 of each year.

Obligor Exchange
On June 27, 2025, the Company completed offers to exchange (collectively, the “Exchange Offers”) any and all outstanding notes of eight series issued by Seagate HDD (the “Old Notes”) for new notes to be issued by SDST (the “New Notes”), and related consent solicitations.
In accordance with the terms of the Exchange Offers and consent solicitations, the Company accepted for exchange all Old Notes validly tendered. The Exchange Offers and the consent solicitations were settled on June 30, 2025. No gain or loss was recorded as the Exchange Offers were accounted for as a debt modification. The Company incurred immaterial third party fees for the Exchange Offers during the September 2025 quarter.

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
2028 Exchangeable Senior Notes and related Capped Call Transactions
For the three months ended October 3, 2025, the effective interest rate for the 3.50% Exchangeable Senior Notes due 2028 (the “2028 Notes”) was 3.94%, with contractual interest expense of $14 million and immaterial amortization of debt issuance costs. For the three months ended September 27, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and immaterial amortization of debt issuance costs.
Prior to March 1, 2028, the 2028 Notes are exchangeable at the option of the holders only under certain circumstances as set out in the indenture for the 2028 Notes. As of the calendar quarter ended September 30, 2025, the sale price conditional conversion option of the 2028 Notes was triggered. Accordingly, the 2028 Notes are exchangeable through December 31, 2025. The Company has classified the total balance of the 2028 Notes as the Current portion of long-term debt within Current liabilities in the Company’s Condensed Consolidated Balance Sheets as of October 3, 2025.
On or after March 1, 2028, the 2028 Notes are exchangeable at any time at the option of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date, unless the 2028 Notes have been previously redeemed or repurchased by Seagate HDD.
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The exchange rate for the 2028 Notes as of October 3, 2025 is 12.1335 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of approximately $82.42 per share as of October 3, 2025. The exchange rate was adjusted from 12.1324 ordinary shares per $1,000 principal amount of 2028 Notes on September 30, 2025, and is subject to further adjustment pursuant to the terms of the Exchangeable Notes indenture.
Seagate HDD may redeem the 2028 Notes at its option:
(i) at any time, in whole but not in part, if Seagate HDD or the Guarantors have, or on the next interest payment date would, become obligated to pay to the holder of any 2028 Note additional amounts as a result of certain tax-related events which cannot be avoided by taking commercially reasonable measures and which have been confirmed by an opinion of outside legal counsel (a “Tax Redemption”); and/or
(ii) on or after September 8, 2026, in whole or in part. if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (a “Provisional Redemption”) at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If Seagate HDD redeems less than all the outstanding 2028 Notes, at least $150 million aggregate principal amount of 2028 Notes must be outstanding and not subject to redemption as of the relevant notice of redemption date.
If Seagate HDD elects to redeem any of the 2028 Notes pursuant to a Tax Redemption or a Provisional Redemption, then a holder of any such called 2028 Notes (the “Redemption Called Notes”) may exchange such Redemption Called Notes at any time prior to the close of business on the second scheduled trading day preceding the relevant redemption date, or if later, until the relevant redemption price is paid.
If a holder elects to exchange any Redemption Called Notes, Seagate HDD shall, under certain circumstances, increase the exchange rate for such Redemption Called Notes as set out in the indenture for the 2028 Notes.
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions, which was adjusted on September 30, 2025 in accordance with the applicable capped call confirmations, is $107.775 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.

Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “Credit Agreement”) which provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. On October 3, 2025, no borrowings were outstanding under the Credit Agreement.
The loans made under the Credit Agreement will bear interest at an Applicable Rate based on the secured overnight financing rate, or SOFR, plus a variable margin that will be determined based on the corporate credit rating of the Company. The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain material subsidiaries of the Company.
The Credit Agreement also contains a financial covenant that requires the Company to maintain a total net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00, in accordance with the terms of the Credit Agreement. For each fiscal quarter until January 2, 2026, this net leverage ratio covenant applies only to the extent that there is any amount of revolving loans, swing line loans, or letters of credit outstanding as of the last day of the relevant fiscal quarter.
Future Principal Payments on Long-term Debt
At October 3, 2025, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	—
2027	—
2028	1,500
2029	470
2030	638
Thereafter	2,438
Total	$5,046
4.Income Taxes
The Company recorded an income tax provision of $65 million for the three months ended October 3, 2025. The Company’s income tax provision for the three months ended October 3, 2025 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the implementation of Pillar Two global minimum tax in major jurisdictions that the Company operates starting from fiscal year 2026. The income tax provision for the three months ended October 3, 2025 also includes total discrete tax benefit of approximately $38 million, primarily related to the release of certain valuation allowances in connection with the enactment of the One Big Beautiful Bill Act in July 2025, as well as net excess tax benefits related to share-based compensation expense.
As of October 3, 2025, the Company’s unrecognized tax benefit excluding interest and penalties is approximately $107 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The balance did not change materially during the three months ended October 3, 2025. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months.
The Company recorded income tax provisions of $11 million for the three months ended September 27, 2024. The income tax provision included approximately $8 million of net discrete benefit, primarily associated with net excess tax benefits related to share-based compensation expense.
The Company’s income tax provisions recorded for the three months ended September 27, 2024 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs.

5.Fair Value
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

		October 3, 2025				June 27, 2025
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$241	$—	$—	$241	$226	$—	$—	$226
Time deposits	Cash and cash equivalents	—	27	—	27	—	26	—	26
Total cash equivalents		241	27	—	268	226	26	—	252
Derivative assets	Other current assets	—	—	—	—	—	1	—	1
Total assets		$241	$27	$—	$268	$226	$27	$—	$253
As of October 3, 2025 and June 27, 2025, the Company’s Other current assets included $2 million of restricted cash equivalents held as collateral at banks for various performance obligations.

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
For the investments that are accounted under the measurement alternative, the Company recorded no adjustment for the three months ended October 3, 2025 and a net loss of $2 million for the three months ended September 27, 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The carrying value of the Company’s strategic investments under the measurement alternative was $26 million as of October 3, 2025 and June 27, 2025, respectively.
Other Fair Value Disclosures
The Company’s debt is carried at amortized cost. The estimated fair value of the Company’s debt is derived using the closing price of the same debt instruments as of the date of valuation, which takes into account the trading price of ordinary shares, yield curve, interest rates and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt by class of note, in order of maturity:

	October 3, 2025		June 27, 2025
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Exchangeable Senior Notes
3.50% Exchangeable Senior Notes due June 2028	1,500	4,739	1,500	2,654
Unsecured Senior Notes Issued by Seagate HDD Cayman
4.091% Senior Notes due June 2029	38	38	452	453
3.125% Senior Notes due July 2029	38	33	138	125
8.25% Senior Notes due December 2029	8	8	500	535
4.125% Senior Notes due January 2031	23	22	237	218
3.375% Senior Notes due July 2031	16	14	61	52
8.50% Senior Notes due July 2031	29	31	500	538
9.625% Senior Notes due December 2032	19	22	750	854
5.75% Senior Notes due December 2034	162	163	489	482
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd.
4.091% Senior Notes due June 2029	415	419	—	—
3.125% Senior Notes due July 2029	100	86	—	—
8.25% Senior Notes due December 2029	492	522	—	—
5.875% Senior Notes due July 2030	400	409	400	407
4.125% Senior Notes due January 2031	213	199	—	—
3.375% Senior Notes due July 2031	45	38	—	—
8.50% Senior Notes due July 2031	471	501	—	—
9.625% Senior Notes due December 2032	731	830	—	—
5.75% Senior Notes due December 2034	327	329	—	—
	$5,027	$8,403	$5,027	$6,318
Less: unamortized debt issuance costs	(33)	—	(32)	—
Debt, net of debt issuance costs	$4,994	$8,403	$4,995	$6,318
Less: current portion of debt, net of debt issuance costs	(1,496)	—	—	—
Long-term debt, less current portion, net of debt issuance costs	$3,498	$8,403	$4,995	$6,318

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
6. Shareholders’ Deficit
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 213,532,372 shares were outstanding as of October 3, 2025, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 3, 2025.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
For the three months ended October 3, 2025, the Company repurchased and settled 0.2 million shares for $29 million under its share repurchase program. As of October 3, 2025, $5.0 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors.
7.Business Segment
The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results, including net income reported on the Condensed Consolidated Statements of Operations. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one operating segment.
Significant expense categories regularly provided to and reviewed by the CODM are those presented in the Condensed Consolidated Statements of Operations.
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	October 3, 2025	September 27, 2024
Revenues by Channel
OEMs	$2,180	$1,749
Distributors	279	248
Retailers	170	171
Total	$2,629	$2,168

Revenue by Country (1):
United States	$1,380	$1,097
Singapore	1,037	860
The Netherlands	211	210
Other	1	1
Total	$2,629	$2,168
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
Guarantees
In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions. The Company has not recorded any liability in connection with these guarantee agreements since it is not probable that any amounts will be required to be paid under these guarantee agreements.
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 3, 2025 and September 27, 2024 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 3, 2025	September 27, 2024
Balance, beginning of period	$137	$149
Warranties issued	22	15
Repairs and replacements	(18)	(22)
Changes in liability for pre-existing warranties, including expirations	5	(1)
Balance, end of period	$146	$141

10.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	October 3, 2025	September 27, 2024
Numerator:
Net income	$549	$305
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	213	211
Weighted-average effect of dilutive securities:
Employee equity award plans	3	2
2028 Notes if-converted shares	10	3
Total shares for purposes of calculating diluted net income per share	226	216
Net income per share
Basic	$2.58	$1.45
Diluted	2.43	1.41
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The capped call transactions related to the 2028 Notes if-converted shares were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive. Other than the capped call, the weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share were not material for the three months ended October 3, 2025 and September 27, 2024, respectively.
11. Legal, Environmental and Other Contingencies
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
Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, seeking damages as well as additional relief. The district court entered judgment in favor of Seagate on April 19, 2022. On September 17, 2025, the Court of Appeals for the Federal Circuit vacated the District Court’s judgment and remanded for a new trial on infringement and enablement. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC and certain of its affiliates, (collectively, the “Seagate Entities”) filed a complaint alleging violations of federal and state antitrust laws as well as breach of contract in the U.S. District Court for the Northern District of California against suppliers of HDD suspension assemblies, including NHK Spring Co. Ltd., TDK Corporation (“TDK”) and Hutchinson Technology Inc (“HTI”). The Seagate Entities seek to recover damages suffered as a result of the suspension assembly suppliers’ conduct, and additional relief permitted by law. On April 8, 2022, the court dismissed with prejudice all claims against TDK and HTI after the Seagate Entities settled with those defendants. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”). On November 17, 2023, the Court granted NHK’s FTAIA Motion on reconsideration, denying the majority of Seagate’s antitrust claims. The Court’s FTAIA decision is now on appeal with the Ninth Circuit.

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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $120 million were included in Accrued expense and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of October 3, 2025. For the three months ended October 3, 2025, $15 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.
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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of October 3, 2025, the Company had unconditional long-term purchase obligations of approximately $63 million. The Company expects the commitment to be paid to total $23 million, $21 million, $11 million and $8 million for fiscal years 2027, 2028, 2029 and 2030. In addition, the Company also had certain long-term market share based inventory purchase commitments as of October 3, 2025.
13.Subsequent Events
Dividend Declared
On October 28, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.74 per share, which will be payable on January 9, 2026 to shareholders of record as of the close of business on December 24, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended October 3, 2025, June 27, 2025 and September 27, 2024, referred to herein as the “September 2025 quarter”, the “June 2025 quarter” and the “September 2024 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2025 quarter was 14 weeks, while the June 2025 quarter and September 2024 quarter were each 13 weeks.
You should read this discussion in conjunction with financial information and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 27, 2025. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology Holdings plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2025 quarter. Highlights of events in the September 2025 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2025 quarter to the June 2025 quarter and the September 2024 quarter.
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

Overview of the September 2025 quarter
During the September 2025 quarter, we shipped 182 exabytes of HDD storage capacity. We generated revenue of approximately $2.6 billion with a gross margin of 39.4% and net income of $549 million. Our operating cash flow was $532 million, we paid $153 million in dividends and we repurchased approximately 0.2 million of our ordinary shares for $29 million.
Beginning in fiscal year 2026, we changed our presentation of principal data storage markets to better reflect current demand drivers and the growing impact of AI-driven applications. We now present our products and services under two end markets: Data center and Edge IoT. Data center comprises the majority of the Company’s business and primarily includes high-capacity nearline products for mass capacity data storage and systems sold to cloud and enterprise customers, as well as cloud-based video and image applications. Edge IoT primarily includes consumer and client-centric markets along with network-attached storage, mission critical and SSD.
We reflected these changes to our revenue and HDD exabytes shipped by end market retrospectively to the earliest period presented. The change had no impact on our previously reported consolidated net revenue.
Recent Developments, Economic Conditions and Challenges
In the September 2025 quarter, the Data Center markets contributed 80% of total company revenue supported by ongoing demand for our high-capacity nearline drives. Demand growth was led by global cloud customers to support their data storage requirements for applications including AI inferencing and training. At the same time, we continue to operate in a dynamic macroeconomic environment marked by rapid shifts in trade policies and increasing geopolitical tensions. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. Over the long-term we expect our hard drive storage business to benefit from future growth in data demand and data value, including from the ongoing adoption of Generative AI applications.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 3, 2025	June 27, 2025	September 27, 2024
Revenue	$2,629	$2,444	$2,168
Cost of revenue	1,592	1,530	1,454
Gross profit	1,037	914	714
Product development	186	179	181
Marketing and administrative	144	154	129
Restructuring and other, net	13	13	1
Income from operations	694	568	403
Other expense, net	(80)	(76)	(87)
Income before income taxes	614	492	316
Provision for income taxes	65	4	11
Net income	$549	$488	$305

	For the Three Months Ended
(As a percentage of Revenue)	October 3, 2025	June 27, 2025	September 27, 2024
Revenue	100%	100%	100%
Cost of revenue	61	63	67
Gross margin	39	37	33
Product development	7	7	8
Marketing and administrative	5	6	6
Restructuring and other, net	—	1	—
Operating margin	27	23	19
Other expense, net	(3)	(3)	(4)
Income before income taxes	24	20	15
Provision for income taxes	2	—	1
Net income	22%	20%	14%
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped by market and price per terabyte:

	For the Three Months Ended
	October 3, 2025	June 27, 2025	September 27, 2024
Revenues by Channel (%)
OEMs	83%	81%	81%
Distributors	11%	11%	11%
Retailers	6%	8%	8%
Revenues by Geography (%) (1)
Americas	53%	47%	50%
Asia Pacific	39%	42%	40%
EMEA	8%	11%	10%
Revenues by Market (%)
Data Center	80%	76%	73%
Edge IoT	20%	24%	27%

HDD Exabytes Shipped by Market
Nearline	159.3	136.6	114.4
Non-nearline	22.2	25.8	23.1
Total	181.5	162.4	137.5
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the September 2025 quarter increased by $185 million compared to the June 2025 quarter, primarily due to an increase in Data Center exabytes shipped reflecting higher demand for nearline cloud and enterprise products and favorable pricing actions undertaken by the Company.
Revenue in the September 2025 quarter increased by $461 million compared to the September 2024 quarter, primarily due to an increase in Data Center exabytes shipped reflecting higher demand for nearline cloud products and favorable pricing actions undertaken by the Company.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 12% of gross revenue for the September 2025 quarter, 14% for the June 2025 quarter and 13% for the September 2024 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 3, 2025	June 27, 2025	September 27, 2024
Cost of revenue	$1,592	$1,530	$1,454
Gross profit	1,037	914	714
Gross margin	39%	37%	33%
Gross margin for the September 2025 quarter increased by 2 percentage points and 6 percentage points compared to the June 2025 quarter and the September 2024 quarter, respectively, primarily driven by pricing actions undertaken by the Company and favorable product mix.
Warranty cost related to new shipments was 0.8%, 0.8% and 0.7% of revenue for the September 2025 quarter, June 2025 quarter and September 2024 quarter, respectively.
Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 3, 2025	June 27, 2025	September 27, 2024
Product development	$186	$179	$181
Marketing and administrative	144	154	129
Restructuring and other, net	13	13	1
Operating expenses	$343	$346	$311
Product Development Expense. Product development expenses increased by $7 million in the September 2025 quarter compared to the June 2025 quarter primarily due to a $5 million increase in compensation and other employee benefits and a $2 million increase in facility costs.
Product development expenses increased by $5 million in the September 2025 quarter compared to the September 2024 quarter primarily due to a $3 million increase in facility costs and a $2 million increase in outside services costs.
Marketing and Administrative Expense. Marketing and administrative expenses decreased by $10 million in the September 2025 quarter compared to the June 2025 quarter, primarily due to a $7 million decrease in outside services costs and a $5 million decrease in share-based compensation expense.
Marketing and administrative expenses increased by $15 million in the September 2025 quarter compared to the September 2024 quarter primarily due to a $7 million increase in share-based compensation expense, a $5 million increase in outside services costs and a $3 million increase in facility costs.
Restructuring and other, net. We recorded $13 million of restructuring charges in the September 2025 quarter, primarily related to employee related termination benefits.
Other Expense, net

	For the Three Months Ended
(Dollars in millions)	October 3, 2025	June 27, 2025	September 27, 2024
Other expense, net	$(80)	$(76)	$(87)
Other expense, net. Other expense, net for the September 2025 quarter primarily related to $80 million of interest expense and $6 million net loss from debt transactions, partially offset by $7 million of interest income.
Other expense, net for the June 2025 quarter primarily related to $75 million of interest expense, $3 million net loss from debt transactions and $3 million of foreign currency remeasurement losses, partially offset by $6 million of interest income.
Other expense, net for the September 2024 quarter primarily related to interest expense of $85 million, $4 million of foreign currency remeasurement losses and $2 million of factoring fees, partially offset by $7 million of interest income.

Income Taxes
For the September 2025 quarter and September 2024 quarter, we recorded income tax expense of $65 million and $11 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of October 3, 2025. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	October 3, 2025	June 27, 2025	Change
Cash and cash equivalents	$1,112	$891	$221
Our cash and cash equivalents as of October 3, 2025 increased by $221 million from June 27, 2025 primarily as a result of net cash of $532 million provided by operating activities, partially offset by $153 million dividends paid to our shareholders, $105 million payments for capital expenditures and $50 million taxes paid related to net share settlement of equity awards.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended October 3, 2025 was $532 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $119 million in accrued expenses, primarily due to an increase in accrued income taxes and timing of interest payments on our long-term debt; and
•an increase of $84 million in accounts payable, primarily due to timing of payments; partially offset by
•a decrease of $140 million in accrued employee compensation, primarily due to variable compensation payments;
•an increase of $114 million in accounts receivable, primarily due to increased revenue; and
•an increase of $56 million in inventories, primarily due to an increase in work in progress inventory.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended October 3, 2025 was $90 million, primarily attributable to payments of $105 million for the purchase of property, equipment and leasehold improvements, partially offset by proceeds of $15 million from our business divestiture from the sale of System-on-Chip Operations during fiscal year 2024.

Cash Used in Financing Activities
Net cash used in financing activities of $221 million for the three months ended October 3, 2025 was primarily attributable to the following activities:
•$153 million in dividends paid to our shareholders;
•$50 million taxes paid related to net share settlement of equity awards;
•$29 million in payments for repurchases of our ordinary shares; and
•$11 million debt fees primarily relating to the Obligor Exchange; partially offset by
•$22 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of October 3, 2025, consist of: (1) approximately $1.1 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined within “Part I, Item 1. Financial Statements—Note 3. Debt”).
As of October 3, 2025, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with a financial covenant and other customary conditions to borrowing.
As of October 3, 2025, the Credit Agreement includes one financial covenant, net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00. As of October 3, 2025, we were in compliance with all of the covenants under our debt agreements. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for more details. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenant.
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
Cash Requirements and Commitments
Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, quarterly dividend, share repurchase program and any future strategic investments.
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of October 3, 2025, we had unconditional purchase obligations of approximately $1.3 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.2 billion of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancellable inventory purchase commitments as of October 3, 2025.

Long-term debt and interest payments on debt
As of October 3, 2025, the future principal payment obligation on our long-term debt was $5.0 billion, which will mature in more than one year. As of October 3, 2025, future interest payments on this outstanding debt is estimated to be approximately $1.7 billion, of which $299 million is expected to be paid within one year. As of the calendar quarter ended September 30, 2025, the conditional conversion option of the 2028 Notes was triggered in accordance with the terms of the 2028 Notes indenture. Accordingly, the 2028 Notes are exchangeable through December 31, 2025. As a result, we have classified the 2028 Notes within Current liabilities in our Condensed Consolidated Balance Sheets as of October 3, 2025. From time to time, we may refinance, repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $120 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Dividends
On October 28, 2025, our Board of Directors declared a quarterly cash dividend of $0.74 per share, which will be payable on January 9, 2026 to shareholders of record as of the close of business on December 24, 2025. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During the three months ended October 3, 2025, we repurchased approximately 0.5 million of our ordinary shares including approximately 0.3 million shares withheld for statutory tax withholdings related to vesting of employee equity awards. As of October 3, 2025, $5.0 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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

Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no material changes in our critical accounting policies and estimates. Refer to “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2025, as filed with the SEC on August 1, 2025, for a discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
See “Item 1. Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.
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
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of October 3, 2025.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at October 3, 2025
	2026	2027	2028	2029	2030	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$270	$—	$—	$—	$—	$—	$270	$270
Average interest rate	4.00%	—%	—%	—%	—%	—%	4.00%
Debt
Fixed rate	$—	$—	$1,500	$470	$638	$2,438	$5,046	$8,403
Average interest rate	—%	—%	3.50%	4.09%	7.14%	7.31%	5.86%
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

The table below provides information as of October 3, 2025 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$16	$0.74	$—
Chinese Renminbi	29	7.10	—
Singapore Dollar	60	1.28	—
Thai Baht	66	32.30	—
Total	$171		$—
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of October 3, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended October 3, 2025, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
We also experience competition from other companies that produce alternative storage technologies such as flash memory, where increasing capacity, decreasing cost, energy efficiency and performance improvements have expanded SSD adoption in both data center and Edge IoT markets. In data center environments, SSDs compete with nearline HDDs for certain high-performance workloads, while in Edge IoT and client applications, solid-state storage continues to displace smaller form-factor HDDs. Further adoption of SSDs or other alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material and adverse effect on our business, financial condition and results of operations.
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
Some of our key customers, such as OEM customers including large hyperscale data center companies and CSPs, account for a large portion of our revenue. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases or delay product acceptances, or we were prohibited from selling to those key customers for any reason, such as export regulations or other factors beyond our control, our revenues and results of operations may be materially and adversely affected, particularly if we are unable to collect any applicable cancellation charges. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be a difficult, costly or prolonged process to attract and sign new key customers.
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
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected, particularly in our data center markets where customer ordering patterns may shift rapidly in response to changes in cloud capital spending, the timing of hyperscale deployments, or AI-related infrastructure investments. In addition, because of our vertical design and manufacturing strategy, operations have significant fixed costs that are difficult to reduce in the short-term, including our costs relating to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long term demand for our products, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could in the future result in material and adverse effects on our financial condition and results of operations. For example, due to customer inventory adjustments, we have in the past experienced, and may in the future experience, a slowdown in demand for our products, particularly in the data center market. These reductions in demand have required us to significantly reduce manufacturing production plans and recognize factory underutilization charges in fiscal years 2024 and 2023.
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
•variability in demand across our data center and Edge IoT markets due to changing customer investment priorities, fluctuations in adoption rates of emerging technologies such as artificial intelligence, shifts in customer preferences and broader economic trends;
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
Sales to consumer and client-centric markets remain an important part of our business. These markets, however, have been, and we expect them to continue to be, adversely affected by:
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
The deterioration of demand for disk drives in these markets has accelerated, and we believe this deterioration may continue and may further accelerate, which has caused and could further cause our operating results to suffer.
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
Sales of our consumer products, including computers, storage subsystems and consumer electronic devices tend to be seasonal, and therefore, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, sales of these products traditionally experience higher demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. We experience seasonal reductions in the second half of our fiscal year in the business activities of our customers during international holidays like Lunar New Year, as well as in the summer months (particularly in Europe), which typically result in lower sales during those periods. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate even if the forecasted demand for our products proves accurate. Failure to anticipate consumer demand for our branded solutions may also adversely impact our future results of operations. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, as well as macroeconomic conditions. In particular, during periods when there are rapidly changing macroeconomic conditions, historical seasonality trends may not be a good indicator to predict our future performance and results of operations.
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
Prices for our products are denominated predominantly in dollars, even when sold to customers located outside the United States. An increase in the value of the dollar could increase the real cost to our customers in those markets outside of the United States. This could adversely impact our sales and market share in such areas or increase pressure to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material and adverse effect on our results of operations. We manage the impact of foreign currency translation risk by entering into foreign currency forward exchange contracts to hedge our balance sheet exposures. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 3A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
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
In the event the conditional exchange option of our 2028 Notes is triggered, holders of the 2028 Notes will be entitled to exchange their 2028 Notes at any time during specified periods at their option. Pursuant to the terms of the indenture governing the 2028 Notes, if one or more holders elect to exchange their 2028 Notes, we would be required to settle the principal portion of our exchange obligation in cash, and any remainder of the exchange obligation in excess of such principal amount in cash, ordinary shares issued by us or a combination of cash and ordinary shares, at our election. Such cash payment obligations could adversely affect our liquidity. In addition, if the conditional exchange option of our 2028 Notes is triggered, even if holders of the 2028 Notes do not elect to exchange their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such 2028 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees located in regions known for seismic activity, wildfires and drought conditions.. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities, potentially disrupting our operations. Many of our suppliers and customers are also located in areas with risks of natural disasters. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and results of operations could be materially and adversely affected.
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
These developments, whether occurring individually or in the aggregate, could materially disrupt our operations and impair our ability to efficiently manage our global supply chain. Increased tariffs or other trade restrictions may raise our cost of goods, delay the sourcing of materials and constrain our ability to fulfill customer orders on a timely basis. Additionally, retaliatory trade measures by other countries could make it more difficult or costly to export our products or components, potentially leading to increased supply chain costs and/or reduced demand in non-U.S. markets. These and any future trade policy changes may have a material and adverse impact on our business and financial condition. While we continue to monitor trade developments and evaluate risk mitigation strategies, we may not be able to fully, or even partially, offset the effects of these evolving trade dynamics, or anticipate future regulatory actions that could affect the cost or availability of critical materials.
Our business is exposed to risks associated with litigation, investigations and regulatory proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings. See “Item 1. Financial Statements and Supplementary Data—Note 11. Legal, Environmental and Other Contingencies” contained in this Quarterly Report for a description of material legal proceedings. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.

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
In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. Several jurisdictions in which we operate have enacted legislation, either partially or fully implementing the OECD’s Pillar Two global corporate minimum tax, also known as the top-up tax. The Pillar Two framework for the global minimum tax is expected to increase the level of income tax at Seagate.
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
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 1. Financial Statements and Supplementary data—Note 11. Legal, Environmental and Other Contingencies” contained in this Quarterly Report for a description of material intellectual property proceedings.
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
Although historically we have announced regular cash dividend payments and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at historical levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. Our previously announced share repurchase program was paused in the December 2022 quarter and resumed in the first quarter of fiscal year 2026. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, distributable reserves, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with our Constitution.
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended October 3, 2025, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 28, 2025 through July 25, 2025	—	$—	—	$5,000
July 26, 2025 through August 29, 2025	—	—	—	5,000
August 30, 2025 through October 3, 2025	0.5	190.39	0.2	4,971
Total	0.5		0.2	$4,971
___________________________________
(1) On May 22, 2025, we announced that our Board of Directors authorized us to repurchase up to $5.0 billion of our ordinary shares, from time to time, subject to market condition. As of October 3, 2025, $5.0 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors. Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
(2) Our share repurchase program has no expiration date and may be suspended at any time.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the September 2025 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
James C. Lee	Executive Vice President, Chief Legal Officer and Corporate Secretary	August 12, 2025	July 31, 2026	4,948
Gianluca Romano	Executive Vice President and Chief Financial Officer	August 1, 2025	December 31, 2025	62,023
___________________________________
¹ The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
10.1	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement					X
10.2	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement					X
10.3	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement					X
10.4	Seagate Technology Holdings public limited company 2022 Equity Incentive Restricted Share Unit Agreement (Outside Directors)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	October 31, 2025	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)