Form 10-Q
period 2026-01-02
Seagate Technology Holdings plc
filed 2026-01-30
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 27, 2026, 218,073,067 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	January 2, 2026	June 27, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,046	$891
Accounts receivable, net	1,246	959
Inventories, net	1,498	1,440
Other current assets	419	363
Total current assets	4,209	3,653
Property, equipment and leasehold improvements, net	1,771	1,657
Goodwill	1,221	1,221
Deferred income taxes	1,088	1,066
Other assets, net	419	426
Total Assets	$8,708	$8,023
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,771	$1,604
Accrued employee compensation	253	352
Accrued warranty	66	60
Current portion of long-term debt	998	—
Accrued expenses	673	632
Total current liabilities	3,761	2,648
Long-term accrued warranty	94	77
Other non-current liabilities	893	756
Long-term debt, less current portion	3,501	4,995
Total Liabilities	8,249	8,476
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Equity (Deficit):
Ordinary shares and additional paid-in capital	7,890	7,706
Accumulated other comprehensive loss	(8)	(8)
Accumulated deficit	(7,423)	(8,151)
Total Shareholders’ Equity (Deficit)	459	(453)
Total Liabilities and Shareholders’ Equity (Deficit)	$8,708	$8,023
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Revenue	$2,825	$2,325	$5,454	$4,493

Cost of revenue	1,649	1,513	3,241	2,967
Product development	187	184	373	365
Marketing and administrative	143	139	287	268
Restructuring and other, net	3	1	16	2
Total operating expenses	1,982	1,837	3,917	3,602

Income from operations	843	488	1,537	891

Interest income	7	8	14	15
Interest expense	(72)	(84)	(152)	(169)
Net loss from debt transactions	(66)	—	(72)	—
Other, net	(5)	(62)	(6)	(71)
Other expense, net	(136)	(138)	(216)	(225)

Income before income taxes	707	350	1,321	666
Provision for income taxes	114	14	179	25
Net income	$593	$336	$1,142	$641

Net income per share:
Basic	$2.75	$1.58	$5.31	$3.04
Diluted	$2.60	$1.55	$5.03	$2.95
Number of shares used in per share calculations:
Basic	216	212	215	211
Diluted	228	217	227	217
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net income	$593	$336	$1,142	$641
Total other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$593	$336	$1,142	$641
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	January 2, 2026	December 27, 2024
OPERATING ACTIVITIES
Net income	$1,142	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	127
Share-based compensation	105	87
Net loss from debt transactions	72	—
Deferred income taxes	(22)	5
Other non-cash operating activities, net	29	96
Changes in operating assets and liabilities:
Accounts receivable, net	(287)	(158)
Inventories, net	(58)	(234)
Accounts payable	162	(190)
Accrued employee compensation	(108)	85
BIS settlement penalty	(30)	(30)
Accrued expenses, income taxes and warranty	197	(42)
Other assets and liabilities	(87)	(71)
Net cash provided by operating activities	1,255	316
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(221)	(139)
Proceeds from the sale of assets	—	1
Proceeds from business divestiture	15	—
Net cash used in investing activities	(206)	(138)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(500)	—
Dividends to shareholders	(307)	(295)
Taxes paid related to net share settlement of equity awards	(70)	(35)
Repurchases of ordinary shares	(29)	—
Proceeds from issuance of ordinary shares under employee stock plans	27	32
Other financing activities, net	(15)	—
Net cash used in financing activities	(894)	(298)
Increase (decrease) in cash, cash equivalents and restricted cash	155	(120)
Cash, cash equivalents and restricted cash at the beginning of the period	893	1,360
Cash, cash equivalents and restricted cash at the end of the period	$1,048	$1,240
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended January 2, 2026 and December 27, 2024
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 3, 2025	214	—	$7,780	$(8)	$(7,835)	$(63)
Net income	—	—	—	—	593	593
Partial conversion of Exchangeable Senior Notes	4	—	61	—	—	61
Issuance of ordinary shares under employee share plans	—	—	5	—	—	5
Tax withholding related to vesting of restricted share units	—	—	—	—	(20)	(20)
Dividends to shareholders ($0.74 per ordinary share)	—	—	—	—	(161)	(161)
Share-based compensation	—	—	44	—	—	44
Balance at January 2, 2026	218	$—	$7,890	$(8)	$(7,423)	$459

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 27, 2024	211	$—	$7,533	$(2)	$(8,831)	$(1,300)
Net income	—	—	—	—	336	336
Issuance of ordinary shares under employee share plans	1	—	3	—	—	3
Tax withholding related to vesting of restricted share units	—	—	—	—	(7)	(7)
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	—	(152)	(152)
Share-based compensation	—	—	41	—	—	41
Balance at December 27, 2024	212	$—	$7,577	$(2)	$(8,654)	$(1,079)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended January 2, 2026 and December 27, 2024
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 27, 2025	213	—	$7,706	$(8)	$(8,151)	$(453)
Net income	—	—	—	—	1,142	1,142
Partial conversion of Exchangeable Senior Notes	4	—	61	—	—	61
Issuance of ordinary shares under employee share plans	1	—	27	—	—	27
Repurchases of ordinary shares	—	—	—	—	(29)	(29)
Tax withholding related to vesting of restricted share units	—	—	—	—	(70)	(70)
Dividends to shareholders ($1.46 per ordinary share)	—	—	—	—	(315)	(315)
Share-based compensation	—	—	96	—	—	96
Balance at January 2, 2026	218	$—	$7,890	$(8)	$(7,423)	$459

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2024	210	$—	$7,471	$(2)	$(8,960)	$(1,491)
Net income	—	—	—	—	641	641
Issuance of ordinary shares under employee share plans	2	—	32	—	—	32
Tax withholding related to vesting of restricted share units		—	—	—	(35)	(35)
Dividends to shareholders ($1.42 per ordinary share)	—	—	—	—	(300)	(300)
Share-based compensation	—	—	74	—	—	74
Balance at December 27, 2024	212	$—	$7,577	$(2)	$(8,654)	$(1,079)
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 27, 2025 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 1, 2025. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 27, 2025, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and six months ended January 2, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 3, 2026.

Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and six months ended January 2, 2026 consisted of 13 weeks and 27 weeks, respectively, and the three and six months ended December 27, 2024 consisted of 13 weeks and 26 weeks, respectively. Fiscal years 2026 and 2025 comprise 53 and 52 weeks and end on July 3, 2026 and June 27, 2025, respectively. The fiscal quarters ended January 2, 2026, October 3, 2025 and December 27, 2024, are also referred to herein as the “December 2025 quarter”, the “September 2025 quarter” and the “December 2024 quarter”, respectively.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the disclosure requirement for its annual reporting in fiscal year 2025 and adopted the guidance for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Refer to “Note 7. Business Segment”.
In November 2024, the FASB issued ASU 2024-04 (ASC Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted the guidance on a prospective basis in fiscal year 2026 and applied the amendments in the ASU to the exchange of the 2028 Notes. Refer to “Note 3. Debt”.
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
In December 2025, the FASB issued ASU 2025-10 (ASC Topic 832), Government Grants - Accounting for Government Grants Received by Business Entities. The Company is required to disclose, in the notes to the financial statements, specified information about government grants. The Company is required to adopt this guidance for its annual reporting in fiscal year 2029, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a modified prospective, modified retrospective or retrospective basis. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s disclosures or its Consolidated Financial Statements.

2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	January 2, 2026	June 27, 2025
Cash and cash equivalents	$1,046	$891
Restricted cash included in Other current assets	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,048	$893
Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During the three and six months ended January 2, 2026, the Company did not sell any accounts receivables to a third party. During the three and six months ended December 27, 2024, the Company sold accounts receivables without recourse for cash proceeds of $227 million and $571 million, respectively. As of January 2, 2026 and June 27, 2025, no amount remained subject to servicing.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	January 2, 2026	June 27, 2025
Raw materials and components	$257	$374
Work-in-process	969	838
Finished goods	272	228
Total inventories, net	$1,498	$1,440
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	January 2, 2026	June 27, 2025
Vendor receivables	$155	$121
Other current assets	264	242
Total	$419	$363
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	January 2, 2026	June 27, 2025
Gross property, equipment and leasehold improvements	$10,441	$10,330
Less: accumulated depreciation and amortization	(8,670)	(8,673)
Property, equipment and leasehold improvements, net	$1,771	$1,657

Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	January 2, 2026	June 27, 2025
Dividends payable	$161	$153
Other accrued expenses	512	479
Total	$673	$632
Other Non-Current Liabilities
The details of the other non-current liabilities were as follows:

(Dollars in millions)	January 2, 2026	June 27, 2025
Deferred contract liabilities	$200	$211
Non-current income tax payable	170	1
Non-current lease liabilities	305	317
Other accrued expenses	218	227
Total	$893	$756
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
Outstanding amounts related to suppliers participating in the SCF Program, recorded within Accounts payable in the Company's Condensed Consolidated Balance Sheets, were $44 million and $20 million as of January 2, 2026 and June 27, 2025, respectively. The associated payments are included in Net cash provided by operating activities on its Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, was comprised of $8 million unrealized losses on defined benefit pension plans as of January 2, 2026 and June 27, 2025, respectively. Accumulated other comprehensive loss, net of tax, was comprised of $2 million unrealized losses on defined benefit pension plans as of December 27, 2024 and June 28, 2024, respectively.

3.Debt
The following table provides details of the Company’s debt as of January 2, 2026 and June 27, 2025:

(Dollars in millions)	January 2, 2026	June 27, 2025
Unsecured Senior Notes issued by Seagate HDD Cayman (1)
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “Old June 2029 Notes”) (3)	$38	$452
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “Old July 2029 Notes”) (4)	38	138
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “Old December 2029 Notes”) (5)	8	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “Old January 2031 Notes”) (4)	23	237
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “Old July 2031 Notes”) (4)	16	61
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “Old 8.50% July 2031 Notes”) (4)	29	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “Old 2032 Notes”) (3)	19	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “Old 2034 Notes”) (3)	162	489
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd. (2)
$400 issued on May 27, 2025 at 5.875% due July 15, 2030 (the “2030 Notes”) (4)	400	400
$431 issued on June 30, 2025 at 4.091% due June 1, 2029 (the “New June 2029 Notes”) (3)	417	—
$100 issued on June 30, 2025 at 3.125% due July 15, 2029 (the “New July 2029 Notes”) (4)	100	—
$492 issued on June 30, 2025 at 8.25% due December 15, 2029 (the “New December 2029 Notes”) (5)	492	—
$213 issued on June 30, 2025 at 4.125% due January 15, 2031 (the “New January 2031 Notes”) (4)	213	—
$45 issued on June 30, 2025 at 3.375% due July 15, 2031 (the “New July 2031 Notes”) (4)	45	—
$471 issued on June 30, 2025 at 8.50% due July 15, 2031 (the “New 8.50% July 2031 Notes”) (4)	471	—
$731 issued on June 30, 2025 at 9.625% due December 1, 2032 (the “New 2032 Notes”) (3)	731	—
$328 issued on June 30, 2025 at 5.75% due December 1, 2034 (the “New 2034 Notes”) (3)	327	—
Exchangeable Senior Notes (1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”) (6)	1,000	1,500
	4,529	5,027
Less: unamortized debt issuance costs	(30)	(32)
Debt, net of debt issuance costs	4,499	4,995
Less: current portion of long-term debt, net of debt issuance costs	(998)	—
Long-term debt, less current portion	$3,501	$4,995
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
2028 Exchangeable Senior Notes and related Capped Call Transactions
On November 12, 2025, the Company completed separate, privately-negotiated exchange agreements with certain holders of the 2028 Notes and exchanged $500 million total principal amount for consideration of $500 million cash and approximately 4.3 million shares of the Company’s common stock. The Company accounted for these exchange transactions as an induced conversion and recognized a non-cash induced conversion expense of $61 million within Net loss from debt transactions in the Company’s Condensed Consolidated Statement of Operations in the three and six months ended January 2, 2026. There was no corresponding change to the $1.5 billion notional value of the capped call transactions.
As of January 2, 2026, the effective interest rate for the 3.50% Exchangeable Senior Notes due 2028 (the “2028 Notes”) was 3.94%, with contractual interest expense of $11 million and $25 million for the three and six months ended January 2, 2026, respectively, and immaterial amortization of debt issuance costs. As of December 27, 2024, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and $26 million for the three and six months ended December 27, 2024, respectively, and immaterial amortization of debt issuance costs.
Prior to March 1, 2028, the 2028 Notes are exchangeable at the option of the holders only under certain circumstances as set out in the indenture for the 2028 Notes. As of the calendar quarter ended December 31, 2025, the sale price conditional conversion option of the 2028 Notes was triggered. Accordingly, the 2028 Notes are exchangeable through March 31, 2026. The Company has classified the total balance of the 2028 Notes as the Current portion of long-term debt within Current liabilities in the Company’s Condensed Consolidated Balance Sheets as of January 2, 2026.
On or after March 1, 2028, the 2028 Notes are exchangeable at any time at the option of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date, unless the 2028 Notes have been previously redeemed or repurchased by Seagate HDD.
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The exchange rate for the 2028 Notes as of January 2, 2026 is 12.1352 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of approximately $82.40 per share as of January 2, 2026. The exchange rate was adjusted from 12.1335 ordinary shares per $1,000 principal amount of 2028 Notes on December 24, 2025, and is subject to further adjustment pursuant to the terms of the Exchangeable Notes indenture.
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
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions, which was adjusted on December 24, 2025 in accordance with the applicable capped call confirmations, is $107.760 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.

Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “Credit Agreement”) which provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. On January 2, 2026, no borrowings were outstanding under the Credit Agreement.
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
Future Principal Payments on Long-term Debt
At January 2, 2026, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$—
2027	—
2028	1,000
2029	470
2030	638
Thereafter	2,438
Total	$4,546
4.Income Taxes
The Company recorded an income tax provision of $114 million and $179 million for the three and six months ended January 2, 2026, respectively. The Company’s income tax provision for the six months ended January 2, 2026 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs, offset by the effects of Pillar Two global minimum tax in major jurisdictions that the Company operates starting from fiscal year 2026. The income tax provision for the six months ended January 2, 2026 also includes total discrete tax benefit of approximately $40 million, primarily related to the release of certain valuation allowances in connection with the enactment of the One Big Beautiful Bill Act in July 2025, as well as net excess tax benefits related to share-based compensation expense.
As of January 2, 2026, the Company’s unrecognized tax benefit excluding interest and penalties is approximately $108 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The balance did not change materially during the three months ended January 2, 2026. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months.
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

		January 2, 2026				June 27, 2025
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$313	$—	$—	$313	$226	$—	$—	$226
Time deposits	Cash and cash equivalents	—	27	—	27	—	26	—	26
Total cash equivalents		313	27	—	340	226	26	—	252
Derivative assets	Other current assets	—	—	—	—	—	1	—	1
Total assets		$313	$27	$—	$340	$226	$27	$—	$253

As of January 2, 2026 and June 27, 2025, the Company’s Other current assets included $2 million of restricted cash equivalents held as collateral at banks for various performance obligations.
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
For the investments that are accounted under the measurement alternative, the Company recorded no adjustment for the three and six months ended January 2, 2026. The Company recorded a net loss of $37 million and $39 million, respectively, for the three and six months ended December 27, 2024, related to downward adjustments to write down the carrying amount of certain investments to their fair value. The carrying value of the Company’s strategic investments under the measurement alternative was $26 million as of January 2, 2026 and June 27, 2025, respectively.
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

	January 2, 2026		June 27, 2025
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Exchangeable Senior Notes
3.50% Exchangeable Senior Notes due June 2028	$1,000	$3,370	$1,500	$2,654
Unsecured Senior Notes Issued by Seagate HDD Cayman
4.091% Senior Notes due June 2029	38	38	452	453
3.125% Senior Notes due July 2029	38	35	138	125
8.25% Senior Notes due December 2029	8	9	500	535
4.125% Senior Notes due January 2031	23	21	237	218
3.375% Senior Notes due July 2031	16	14	61	52
8.50% Senior Notes due July 2031	29	31	500	538
9.625% Senior Notes due December 2032	19	22	750	854
5.75% Senior Notes due December 2034	162	166	489	482
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd.
4.091% Senior Notes due June 2029	417	422	—	—
3.125% Senior Notes due July 2029	100	88	—	—
8.25% Senior Notes due December 2029	492	522	—	—
5.875% Senior Notes due July 2030	400	413	400	407
4.125% Senior Notes due January 2031	213	203	—	—
3.375% Senior Notes due July 2031	45	39	—	—
8.50% Senior Notes due July 2031	471	500	—	—
9.625% Senior Notes due December 2032	731	830	—	—
5.75% Senior Notes due December 2034	327	335	—	—
	$4,529	$7,058	$5,027	$6,318
Less: unamortized debt issuance costs	(30)	—	(32)	—
Debt, net of debt issuance costs	$4,499	$7,058	$4,995	$6,318
Less: current portion of debt, net of debt issuance costs	(998)	—	—	—
Long-term debt, less current portion, net of debt issuance costs	$3,501	$7,058	$4,995	$6,318
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

6.Shareholders’ Equity (Deficit)
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 218,106,177 shares were outstanding as of January 2, 2026, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of January 2, 2026.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
For the six months ended January 2, 2026, the Company repurchased and settled 0.2 million shares for $29 million under its share repurchase program. As of January 2, 2026, $5.0 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors.
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
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Revenues by Channel
OEMs	$2,302	$1,841	$4,482	$3,590
Distributors	335	278	614	527
Retailers	188	206	358	376
Total	$2,825	$2,325	$5,454	$4,493

Revenue by Country (1):
Singapore	$1,305	$1,034	$2,342	$1,894
United States	1,228	1,059	2,608	2,156
The Netherlands	291	231	502	441
Other	1	1	2	2
Total	$2,825	$2,325	$5,454	$4,493
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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the six months ended January 2, 2026 and December 27, 2024 were as follows:

	For the Six Months Ended
(Dollars in millions)	January 2, 2026	December 27, 2024
Balance, beginning of period	$137	$149
Warranties issued	47	32
Repairs and replacements	(34)	(44)
Changes in liability for pre-existing warranties, including expirations	10	(1)
Balance, end of period	$160	$136

10.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Numerator:
Net income	$593	$336	$1,142	$641
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	216	212	215	211
Weighted-average effect of dilutive securities:
Employee equity award plans	4	1	3	2
2028 Notes if-converted shares	8	4	9	4
Total shares for purposes of calculating diluted net income per share	228	217	227	217
Net income per share
Basic	$2.75	$1.58	$5.31	$3.04
Diluted	2.60	1.55	5.03	2.95
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The capped call transactions related to the 2028 Notes if-converted shares were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive. Other than the capped call, the weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share were not material for the three and six months ended January 2, 2026 and December 27, 2024, respectively.
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

Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC and certain of its affiliates, (collectively, the “Seagate Entities”) filed a complaint alleging violations of federal and state antitrust laws as well as breach of contract in the U.S. District Court for the Northern District of California against suppliers of HDD suspension assemblies, including NHK Spring Co. Ltd., TDK Corporation (“TDK”) and Hutchinson Technology Inc (“HTI”). The Seagate Entities seek to recover damages suffered as a result of the suspension assembly suppliers’ conduct, and additional relief permitted by law. On April 8, 2022, the court dismissed with prejudice all claims against TDK and HTI after the Seagate Entities settled with those defendants. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”). On November 17, 2023, the Court granted NHK’s FTAIA Motion on reconsideration, denying the majority of Seagate’s antitrust claims. On January 8, 2026, the Ninth Circuit reserved the District Court’s decision and remanded the case to the District Court, allowing Seagate’s antitrust claims to proceed.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $60 million and $105 million were included in Accrued expense and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of January 2, 2026. For the six months ended January 2, 2026, $30 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.
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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of January 2, 2026, the Company had unconditional long-term purchase obligations of approximately $67 million. The Company expects the commitment to be paid to total $30 million, $19 million, $10 million and $8 million for fiscal years 2027, 2028, 2029 and 2030. In addition, the Company also had certain long-term market share based inventory purchase commitments as of January 2, 2026.
13.Subsequent Events
Dividend Declared
On January 27, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.74 per share, which will be payable on April 8, 2026 to shareholders of record as of the close of business on March 25, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended January 2, 2026, October 3, 2025 and December 27, 2024, referred to herein as the “December 2025 quarter”, the “September 2025 quarter” and the “December 2024 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2025 quarter and December 2024 quarter were each 13 weeks, while the September 2025 quarter was 14 weeks.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the December 2025 quarter. Highlights of events in the December 2025 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the December 2025 quarter to the September 2025 quarter and the December 2024 quarter.
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

Overview of the December 2025 quarter
During the December 2025 quarter, we shipped 190 exabytes of HDD storage capacity. We generated revenue of approximately $2.8 billion with a gross margin of 41.6% and net income of $593 million. Our operating cash flow was $723 million, we retired $500 million principal amount of long-term debt and paid $154 million in dividends.
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
Recent Developments, Economic Conditions and Challenges
In the December 2025 quarter, we continued to operate in a strong demand environment, particularly within the data center end markets. We experienced sustained demand growth for our high capacity nearline drives across global cloud customers, as well as continued improvement from the enterprise edge deployments. Customers continue to invest in data center infrastructure to support ongoing demand from traditional workloads along with growing AI related demand. This trend reflects the ongoing adoption of AI applications which drives increased data content generation and storage needs for inferencing, training and maintaining AI model integrity. At the same time, the macroeconomic environment remains dynamic, marked by uncertainties in trade policies and increasing geopolitical tensions. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. Over the long-term we expect our hard drive storage business to benefit from growing demand for data and its increased value, particularly as AI applications continue to proliferate.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2026	October 3, 2025	December 27, 2024	January 2, 2026	December 27, 2024
Revenue	$2,825	$2,629	$2,325	$5,454	$4,493
Cost of revenue	1,649	1,592	1,513	3,241	2,967
Gross profit	1,176	1,037	812	2,213	1,526
Product development	187	186	184	373	365
Marketing and administrative	143	144	139	287	268
Restructuring and other, net	3	13	1	16	2
Income from operations	843	694	488	1,537	891
Other expense, net	(136)	(80)	(138)	(216)	(225)
Income before income taxes	707	614	350	1,321	666
Provision for income taxes	114	65	14	179	25
Net income	$593	$549	$336	$1,142	$641

	For the Three Months Ended			For the Six Months Ended
(As a percentage of Revenue)	January 2, 2026	October 3, 2025	December 27, 2024	January 2, 2026	December 27, 2024
Revenue	100%	100%	100%	100%	100%
Cost of revenue	58	61	65	59	66
Gross margin	42	39	35	41	34
Product development	7	7	8	7	8
Marketing and administrative	5	5	6	5	6
Restructuring and other, net	—	—	—	—	—
Operating margin	30	27	21	29	20
Other expense, net	(5)	(3)	(6)	(4)	(5)
Income before income taxes	25	24	15	25	15
Provision for income taxes	4	2	1	3	1
Net income	21%	22%	14%	22%	14%
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped:

	For the Three Months Ended			For the Six Months Ended
	January 2, 2026	October 3, 2025	December 27, 2024	January 2, 2026	December 27, 2024
Revenues by Channel (%)
OEMs	81%	83%	79%	82%	80%
Distributors	12%	11%	12%	11%	12%
Retailers	7%	6%	9%	7%	8%
Revenues by Geography (%) (1)
Asia Pacific	46%	39%	45%	43%	42%
Americas	44%	53%	45%	48%	48%
EMEA	10%	8%	10%	9%	10%
Revenues by Market (%)
Data Center	79%	80%	75%	80%	74%
Edge IoT	21%	20%	25%	20%	26%

HDD Exabytes Shipped
Nearline	165.0	159.3	125.8	324.3	240.2
Non-nearline	25.0	22.2	25.0	47.2	48.1
Total	190.0	181.5	150.8	371.5	288.3
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the December 2025 quarter increased by $196 million compared to the September 2025 quarter, primarily due to favorable pricing actions undertaken by the Company and an increase in exabytes shipped reflecting higher demand for both nearline and non-nearline products.
Revenue for the three and six months ended January 2, 2026, increased by $500 million and $961 million from the three and six months ended December 27, 2024, respectively, primarily due to an increase in nearline exabytes shipped reflecting higher demand for nearline cloud products and favorable pricing actions undertaken by the Company.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 11% of gross revenue for the December 2025 quarter, 12% for the September 2025 quarter and 14% for the December 2024 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2026	October 3, 2025	December 27, 2024	January 2, 2026	December 27, 2024
Cost of revenue	$1,649	$1,592	$1,513	$3,241	$2,967
Gross profit	1,176	1,037	812	2,213	1,526
Gross margin	42%	39%	35%	41%	34%
Gross margin for the December 2025 quarter increased by 3 percentage points compared to the September 2025 quarter primarily driven by pricing actions undertaken by the Company and favorable product mix.
Gross margin for the December 2025 quarter increased by 7 percentage points compared to the December 2024 quarter primarily driven by pricing actions undertaken by the Company and favorable volume and product mix.
Gross margin for the six months ended January 2, 2026 increased by 7 percentage points compared to the six months ended December 27, 2024 primarily driven by pricing actions undertaken by the Company and favorable volume and product mix.
Warranty cost related to new shipments was 0.9%, 0.8% and 0.7% of revenue for the December 2025 quarter, September 2025 quarter and December 2024 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2026	October 3, 2025	December 27, 2024	January 2, 2026	December 27, 2024
Product development	$187	$186	$184	$373	$365
Marketing and administrative	143	144	139	287	268
Restructuring and other, net	3	13	1	16	2
Operating expenses	$333	$343	$324	$676	$635
Product Development Expense. Product development expenses remained relatively flat in the December 2025 quarter compared to the September 2025 quarter and the December 2024 quarter, respectively.
Product development expenses increased by $8 million in the six months ended January 2, 2026 compared to the six months ended December 27, 2024, primarily due to a $10 million increase in outside services costs, partially offset by a $3 million decrease in compensation and other employee benefits.
Marketing and Administrative Expense. Marketing and administrative expenses remained relatively flat in the December 2025 quarter compared to the September 2025 quarter and the December 2024 quarter, respectively.
Marketing and administrative expenses increased by $19 million in the six months ended January 2, 2026 compared to the six months ended December 27, 2024, primarily due to a $10 million increase in compensation and other employee benefits, a $4 million increase in facilities costs, a $3 million increase in information technology expenses and a $3 million increase in outside services costs.
Restructuring and other, net. We recorded $3 million of restructuring charges in the December 2025 quarter, primarily related to employee related termination benefits.
Other Expense, net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2026	October 3, 2025	December 27, 2024	January 2, 2026	December 27, 2024
Other expense, net	$(136)	$(80)	$(138)	$(216)	$(225)
Other expense, net. Other expense, net for the December 2025 quarter primarily related to $72 million of interest expense and $66 million net loss from debt transactions, partially offset by $7 million of interest income.
Other expense, net for the September 2025 quarter primarily related to $80 million of interest expense and $6 million net loss from debt transactions, partially offset by $7 million of interest income.

Other expense, net for the December 2024 quarter primarily related to $84 million of interest expense and $52 million net loss from certain investments, partially offset by $8 million of interest income.
Other expense, net for the six months ended January 2, 2026 primarily related to $152 million of interest expense and $72 million net loss from debt transactions, partially offset by $14 million of interest income.
Other expense, net for the six months ended December 27, 2024 primarily related to $169 million of interest expense and $53 million net loss from certain investments, partially offset by $15 million of interest income.
Income Taxes
For the December 2025 quarter, September 2025 quarter and December 2024 quarter, we recorded income tax expense of $114 million, $65 million and $14 million, respectively. For the six months ended January 2, 2026 and December 27, 2024, we recorded income tax expense of $179 million and $25 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of January 2, 2026. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	January 2, 2026	June 27, 2025	Change
Cash and cash equivalents	$1,046	$891	$155
Our cash and cash equivalents as of January 2, 2026 increased by $155 million from June 27, 2025 primarily as a result of net cash of $1.3 billion provided by operating activities, partially offset by $500 million cash paid for the partial retirement of 2028 Notes, $307 million dividends paid to our shareholders, $221 million payments for capital expenditures and $70 million taxes paid related to net share settlement of equity awards.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended January 2, 2026 was $1.3 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $197 million in accrued expenses, income taxes and warranty, primarily due to an increase in accrued income taxes and timing of interest payments on our long-term debt; and
•an increase of $162 million in accounts payable, primarily due to an increase in direct materials purchased; partially offset by
•a decrease of $108 million in accrued employee compensation, primarily due to variable compensation payments;
•an increase of $287 million in accounts receivable, primarily due to increased revenue; and
•an increase of $58 million in inventories, primarily related to an increase in work-in-process inventory.

Cash Used in Investing Activities
Net cash used in investing activities for the six months ended January 2, 2026 was $206 million, primarily attributable to payments of $221 million for the purchase of property, equipment and leasehold improvements, partially offset by proceeds of $15 million from our business divestiture from the sale of System-on-Chip Operations during fiscal year 2024.
Cash Used in Financing Activities
Net cash used in financing activities of $894 million for the six months ended January 2, 2026 was primarily attributable to the following activities:
•$500 million cash paid for the partial retirement of 2028 Notes;
•$307 million in dividends paid to our shareholders;
•$70 million taxes paid related to net share settlement of equity awards;
•$29 million in payments for repurchases of our ordinary shares; and
•$15 million debt fees relating to the Obligor Exchange and retirement of long-term debt; partially offset by
•$27 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of January 2, 2026, consist of: (1) approximately $1.0 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined within “Part I, Item 1. Financial Statements—Note 3. Debt”).
As of January 2, 2026, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with a financial covenant and other customary conditions to borrowing.
As of January 2, 2026, the Credit Agreement includes one financial covenant, net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00. As of January 2, 2026, we were in compliance with all of the covenants under our debt agreements. Refer to “Part I, Item 1. Financial Statements—Note 3. Debt” for more details. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenant.
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
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of January 2, 2026, we had unconditional purchase obligations of approximately $1.4 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.3 billion of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancellable inventory purchase commitments as of January 2, 2026.

Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of January 2, 2026, we had unconditional commitments of $309 million primarily related to purchases of equipment, of which approximately $296 million is expected to be paid within one year. During fiscal year 2026, supporting volume ramp of hard drives utilizing heat-assisted magnetic recording (“HAMR”) technology, we expect capital expenditures to be higher than fiscal year 2025 and still within our target range of 4-6% of revenue.
Long-term debt and interest payments on debt
As of January 2, 2026, the future principal payment obligation on our long-term debt was $4.5 billion, which will mature in more than one year. As of January 2, 2026, future interest payments on this outstanding debt are estimated to be approximately $1.5 billion, of which $281 million is expected to be paid within one year. As of the calendar quarter ended December 31, 2025, the conditional conversion option of the 2028 Notes was triggered in accordance with the terms of the 2028 Notes indenture. Accordingly, the 2028 Notes are exchangeable through March 31, 2026. As a result, we have classified the 2028 Notes within Current liabilities in our Condensed Consolidated Balance Sheets as of January 2, 2026. From time to time, we may refinance, repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
BIS settlement penalty
We accrued a settlement penalty of $300 million for fiscal year 2023, related to BIS’ allegations of violations of the U.S. EAR, which were subsequently resolved by the Settlement Agreement in April 2023. As part of the Settlement Agreement with BIS, quarterly payments of $15 million are made over the course of five years beginning October 31, 2023, of which $60 million is expected to be paid within one year and $105 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Dividends
On January 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.74 per share, which will be payable on April 8, 2026 to shareholders of record as of the close of business on March 25, 2026. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During the six months ended January 2, 2026, we repurchased approximately 0.6 million of our ordinary shares including approximately 0.4 million shares withheld for statutory tax withholdings related to vesting of employee equity awards. As of January 2, 2026, $5.0 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of January 2, 2026.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at January 2, 2026
	2026	2027	2028	2029	2030	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$342	$—	$—	$—	$—	$—	$342	$342
Average interest rate	3.71%	—%	—%	—%	—%	—%	3.71%
Debt
Fixed rate	$—	$—	$1,000	$470	$638	$2,438	$4,546	$7,058
Average interest rate	—%	—%	3.50%	4.09%	7.14%	7.31%	6.12%
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

The table below provides information as of January 2, 2026 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$19	0.74	$—
Chinese Renminbi	27	7.01	—
Singapore Dollar	59	1.28	—
Thai Baht	77	31.37	—
Total	$182		$—
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of January 2, 2026.
Changes in Internal Control over Financial Reporting
During the quarter ended January 2, 2026, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, preamplifiers, spindle motors, printed circuit boards, suspension assemblies, DRAM and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single-sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures, evolving trade policies, including the imposition of tariffs or other trade restrictions, supply constraints or other macroeconomic conditions or changes to such conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of these direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate. Trade policy developments, including retaliatory measures by other countries, could exacerbate these risks by further restricting the availability and/or increasing the cost of critical components, delaying shipments, resulting in the relocation of certain manufacturing processes or otherwise disrupting our global supply chain. These factors have materially impacted, and may in the future impact the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position. Further, if a sole source or limited source supplier decides not to do business with us for any reason, we may be unable to develop, manufacture and commercialize certain of our products, which would adversely affect our business and financial position.
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
Changes in macroeconomic conditions may affect consumer and enterprise spending, and as a result, our customers may postpone or cancel spending in response to volatility in credit and equity markets, negative financial news, declines in income or asset values and/or shifts in demand related to emerging technologies, including artificial intelligence, all of which may have a material and adverse effect on the demand for our products and/or result in significant changes in our product prices. Other factors that could have a material and adverse effect on demand for our products, financial condition and results of operations include inflation, slower growth or recession, conditions in the labor market, access to credit, consumer confidence and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures.
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
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended January 2, 2026, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 4, 2025 through October 31, 2025	—	$—	—	$4,971
November 1, 2025 through November 28, 2025	—	—	—	4,971
November 29, 2025 through January 2, 2026	0.1	284.65	—	4,971
Total	0.1		—	$4,971
___________________________________
(1) On May 22, 2025, we announced that our Board of Directors authorized us to repurchase up to $5.0 billion of our ordinary shares, from time to time, subject to market conditions. As of January 2, 2026, approximately $5.0 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors. Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
(2) Our share repurchase program has no expiration date and may be suspended at any time.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the December 2025 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Yolanda Conyers[2]	Director	August 4, 2025	December 31, 2026	3,750
Gianluca Romano	Executive Vice President and Chief Financial Officer	November 26, 2025	July 17, 2026	24,390
___________________________________
¹ The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.
2 The reporting of this trading plan was previously omitted due to an administrative oversight.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
10.1	Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.1	10/28/2025
10.2	Amended and Restated 2022 Equity Incentive Plan	8-K	001-31560	10.2	10/28/2025
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	January 30, 2026	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)