Form 10-Q
period 2026-04-03
Seagate Technology Holdings plc
filed 2026-04-29
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, 224,228,992 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 3, 2026	June 27, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$891
Accounts receivable, net	1,197	959
Inventories, net	1,530	1,440
Other current assets	426	363
Total current assets	4,299	3,653
Property, equipment and leasehold improvements, net	1,852	1,657
Goodwill	1,221	1,221
Deferred income taxes	1,099	1,066
Other assets, net	421	426
Total Assets	$8,892	$8,023
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,694	$1,604
Accrued employee compensation	308	352
Accrued warranty	70	60
Current portion of long-term debt	398	—
Accrued expenses	771	632
Total current liabilities	3,241	2,648
Long-term accrued warranty	109	77
Other non-current liabilities	982	756
Long-term debt, less current portion	3,465	4,995
Total Liabilities	7,797	8,476
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Equity (Deficit):
Ordinary shares and additional paid-in capital	8,021	7,706
Accumulated other comprehensive loss	(8)	(8)
Accumulated deficit	(6,918)	(8,151)
Total Shareholders’ Equity (Deficit)	1,095	(453)
Total Liabilities and Shareholders’ Equity (Deficit)	$8,892	$8,023
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue	$3,112	$2,160	$8,566	$6,653

Cost of revenue	1,665	1,400	4,906	4,367
Product development	194	180	567	545
Marketing and administrative	143	139	430	407
Legal settlement	105	—	105	—
Restructuring and other, net	7	10	23	12
Total operating expenses	2,114	1,729	6,031	5,331

Income from operations	998	431	2,535	1,322

Interest income	6	4	20	19
Interest expense	(68)	(77)	(220)	(246)
Net loss from debt transactions	(69)	(4)	(141)	(4)
Other, net	(3)	1	(9)	(70)
Other expense, net	(134)	(76)	(350)	(301)

Income before income taxes	864	355	2,185	1,021
Provision for income taxes	116	15	295	40
Net income	$748	$340	$1,890	$981

Net income per share:
Basic	$3.38	$1.60	$8.71	$4.65
Diluted	$3.27	$1.57	$8.29	$4.52
Number of shares used in per share calculations:
Basic	221	212	217	211
Diluted	229	216	228	217
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income	$748	$340	$1,890	$981
Other comprehensive income, net of tax:
Change in unrealized components of post-retirement plans:
Net unrealized gains arising during the period	—	—	—	—
Losses reclassified into earnings	—	1	—	1
Net change	—	1	—	1
Total other comprehensive income, net of tax	—	1	—	1
Comprehensive income	$748	$341	$1,890	$982
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	April 3, 2026	March 28, 2025
OPERATING ACTIVITIES
Net income	$1,890	$981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	190
Share-based compensation	159	141
Net loss from debt transactions	141	4
Deferred income taxes	(33)	8
Other non-cash operating activities, net	44	109
Changes in operating assets and liabilities:
Accounts receivable, net	(238)	(193)
Inventories, net	(90)	(233)
Accounts payable	89	(331)
Accrued employee compensation	(62)	116
Accrued expenses, income taxes and warranty	346	(117)
Other assets and liabilities	(83)	(100)
Net cash provided by operating activities	2,369	575
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(382)	(182)
Proceeds from the sale of assets	—	1
Purchases of investments	(2)	—
Proceeds from sale of investments	—	10
Proceeds from business divestiture	15	25
Net cash used in investing activities	(369)	(146)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,142)	(531)
Dividends to shareholders	(468)	(447)
Taxes paid related to net share settlement of equity awards	(111)	(44)
Repurchases of ordinary shares	(59)	—
Proceeds from issuance of ordinary shares under employee stock plans	54	56
Other financing activities, net	(20)	(7)
Net cash used in financing activities	(1,746)	(973)
Increase (decrease) in cash, cash equivalents and restricted cash	254	(544)
Cash, cash equivalents and restricted cash at the beginning of the period	893	1,360
Cash, cash equivalents and restricted cash at the end of the period	$1,147	$816
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended April 3, 2026 and March 28, 2025
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 2, 2026	218	$—	$7,890	$(8)	$(7,423)	$459
Net income	—	—	—	—	748	748
Partial conversion of Exchangeable Senior Notes	6	—	59	—	—	59
Issuance of ordinary shares under employee share plans	—	—	27	—	—	27
Repurchases of ordinary shares	—	—	—	—	(36)	(36)
Tax withholding related to vesting of restricted share units	—	—	—	—	(41)	(41)
Dividends to shareholders ($0.74 per ordinary share)	—	—	—	—	(166)	(166)
Share-based compensation	—	—	45	—	—	45
Balance at April 3, 2026	224	$—	$8,021	$(8)	$(6,918)	$1,095

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 27, 2024	212	$—	$7,577	$(2)	$(8,654)	$(1,079)
Net income	—	—	—	—	340	340
Other comprehensive income	—	—	—	1	—	1
Issuance of ordinary shares under employee share plans	—	—	24	—	—	24
Tax withholding related to vesting of restricted share units	—	—	—	—	(9)	(9)
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	—	(153)	(153)
Share-based compensation	—	—	47	—	—	47
Balance at March 28, 2025	212	$—	$7,648	$(1)	$(8,476)	$(829)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended April 3, 2026 and March 28, 2025
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 27, 2025	213	$—	$7,706	$(8)	$(8,151)	$(453)
Net income	—	—	—	—	1,890	1,890
Partial conversion of Exchangeable Senior Notes	10	—	120	—	—	120
Issuance of ordinary shares under employee share plans	1	—	54	—	—	54
Repurchases of ordinary shares	—	—	—	—	(65)	(65)
Tax withholding related to vesting of restricted share units	—	—	—	—	(111)	(111)
Dividends to shareholders ($2.20 per ordinary share)	—	—	—	—	(481)	(481)
Share-based compensation	—	—	141	—	—	141
Balance at April 3, 2026	224	$—	$8,021	$(8)	$(6,918)	$1,095

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 28, 2024	210	$—	$7,471	$(2)	$(8,960)	$(1,491)
Net income	—	—	—	—	981	981
Other comprehensive income	—	—	—	1	—	1
Issuance of ordinary shares under employee share plans	2	—	56	—	—	56
Tax withholding related to vesting of restricted share units	—	—	—	—	(44)	(44)
Dividends to shareholders ($2.14 per ordinary share)	—	—	—	—	(453)	(453)
Share-based compensation	—	—	121	—	—	121
Balance at March 28, 2025	212	$—	$7,648	$(1)	$(8,476)	$(829)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of data storage technology and infrastructure solutions. Its principal business is the design, manufacture, and sale of hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, the Company produces data storage systems that incorporate its high-capacity HDD products and offers solid state drives (“SSDs”).
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
The Company’s Consolidated Financial Statements for the fiscal year ended June 27, 2025 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 1, 2025. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 27, 2025, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three and nine months ended April 3, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 3, 2026.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three and nine months ended April 3, 2026 consisted of 13 weeks and 40 weeks, respectively, and the three and nine months ended March 28, 2025 consisted of 13 weeks and 39 weeks, respectively. Fiscal years 2026 and 2025 comprise 53 and 52 weeks and end on July 3, 2026 and June 27, 2025, respectively. The fiscal quarters ended April 3, 2026, January 2, 2026 and March 28, 2025, are also referred to herein as the “March 2026 quarter”, the “December 2025 quarter” and the “March 2025 quarter”, respectively.
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
In November 2024, the FASB issued ASU 2024-04 (ASC Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted the guidance on a prospective basis in fiscal year 2026 and applied the amendments in the ASU to the exchanges of the 2028 Notes. Refer to “Note 3. Debt”.
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

2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	April 3, 2026	June 27, 2025
Cash and cash equivalents	$1,146	$891
Restricted cash included in Other current assets	1	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,147	$893
Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During the three and nine months ended April 3, 2026, the Company did not sell any accounts receivables to a third party. During the three and nine months ended March 28, 2025, the Company sold accounts receivables without recourse for cash proceeds of $122 million and $692 million, respectively. As of April 3, 2026 and June 27, 2025, no amount remained subject to servicing.

Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	April 3, 2026	June 27, 2025
Raw materials and components	$254	$374
Work-in-process	1,035	838
Finished goods	241	228
Total inventories, net	$1,530	$1,440
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	April 3, 2026	June 27, 2025
Vendor receivables	$159	$121
Other current assets	267	242
Total	$426	$363
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	April 3, 2026	June 27, 2025
Gross property, equipment and leasehold improvements	$10,459	$10,330
Less: accumulated depreciation and amortization	(8,607)	(8,673)
Property, equipment and leasehold improvements, net	$1,852	$1,657
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	April 3, 2026	June 27, 2025
Dividends payable	$166	$153
Other accrued expenses	605	479
Total	$771	$632

Other Non-Current Liabilities
The details of the other non-current liabilities were as follows:

(Dollars in millions)	April 3, 2026	June 27, 2025
Deferred contract liabilities	$194	$211
Non-current income tax payable	289	1
Non-current lease liabilities	315	317
Other non-current accrued expenses	184	227
Total	$982	$756
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
Outstanding amounts related to suppliers participating in the SCF program, recorded within Accounts payable in the Company's Condensed Consolidated Balance Sheets, were $368 million and $20 million as of April 3, 2026 and June 27, 2025, respectively. The associated payments are included in Net cash provided by operating activities on its Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, was comprised of $8 million unrealized losses on defined benefit pension plans as of April 3, 2026 and June 27, 2025, respectively. Accumulated other comprehensive loss, net of tax, was comprised of $1 million and $2 million unrealized losses on defined benefit pension plans as of March 28, 2025 and June 28, 2024, respectively.

3.Debt
The following table provides details of the Company’s debt as of April 3, 2026 and June 27, 2025:

(Dollars in millions)	April 3, 2026	June 27, 2025
Unsecured Senior Notes issued by Seagate HDD Cayman (1)
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “Old June 2029 Notes”) (3)	$38	$452
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “Old July 2029 Notes”) (4)	38	138
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “Old December 2029 Notes”) (5)	8	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “Old January 2031 Notes”) (4)	23	237
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “Old July 2031 Notes”) (4)	16	61
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “Old 8.50% July 2031 Notes”) (4)	29	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “Old 2032 Notes”) (3)	19	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “Old 2034 Notes”) (3)	162	489
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd. (2)
$400 issued on May 27, 2025 at 5.875% due July 15, 2030 (the “2030 Notes”) (4)	400	400
$431 issued on June 30, 2025 at 4.091% due June 1, 2029 (the “New June 2029 Notes”) (3)	379	—
$100 issued on June 30, 2025 at 3.125% due July 15, 2029 (the “New July 2029 Notes”) (4)	100	—
$492 issued on June 30, 2025 at 8.25% due December 15, 2029 (the “New December 2029 Notes”) (5)	492	—
$213 issued on June 30, 2025 at 4.125% due January 15, 2031 (the “New January 2031 Notes”) (4)	213	—
$45 issued on June 30, 2025 at 3.375% due July 15, 2031 (the “New July 2031 Notes”) (4)	45	—
$471 issued on June 30, 2025 at 8.50% due July 15, 2031 (the “New 8.50% July 2031 Notes”) (4)	471	—
$731 issued on June 30, 2025 at 9.625% due December 1, 2032 (the “New 2032 Notes”) (3)	731	—
$328 issued on June 30, 2025 at 5.75% due December 1, 2034 (the “New 2034 Notes”) (3)	327	—
Exchangeable Senior Notes (1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”) (6)	399	1,500
	3,890	5,027
Less: unamortized debt issuance costs	(27)	(32)
Debt, net of debt issuance costs	3,863	4,995
Less: current portion of long-term debt, net of debt issuance costs	(398)	—
Long-term debt, less current portion	$3,465	$4,995
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
2028 Exchangeable Senior Notes and related Capped Call Transactions
On November 12, 2025, the Company completed separate, privately negotiated exchange agreements with certain holders of the 2028 Notes and exchanged $500 million total principal amount for consideration of $500 million cash and approximately 4.3 million shares of the Company’s common stock. On February 19, 2026, the Company completed separate, privately negotiated exchange agreements with certain holders of the 2028 Notes and exchanged $600 million total principal amount for consideration of $600 million cash and approximately 6 million shares of the Company’s common stock. The Company accounted for these exchange transactions as induced conversion transactions and recognized a non-cash induced conversion expense of $59 million and $120 million within Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations in the three and nine months ended April 3, 2026, respectively, with a corresponding increase to Additional Paid-in Capital. There was no corresponding change to the $1.5 billion notional value of the capped call transactions.
As of April 3, 2026, the effective interest rate for the 3.50% Exchangeable Senior Notes due 2028 (the “2028 Notes”) was 3.94%, with contractual interest expense of $6 million and $31 million for the three and nine months ended April 3, 2026, respectively, and immaterial amortization of debt issuance costs. As of March 28, 2025, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $13 million and $39 million for the three and nine months ended March 28, 2025, respectively, and immaterial amortization of debt issuance costs.
Prior to March 1, 2028, the 2028 Notes are exchangeable at the option of the holders only under certain circumstances as set out in the indenture for the 2028 Notes. As of the calendar quarter ended March 31, 2026, the sale price conditional conversion option of the 2028 Notes was triggered. Accordingly, the 2028 Notes are exchangeable through June 30, 2026. The Company has classified the total balance of the 2028 Notes as the Current portion of long-term debt within Current liabilities in the Company’s Condensed Consolidated Balance Sheets as of April 3, 2026.
On or after March 1, 2028, the 2028 Notes are exchangeable at any time at the option of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date, unless the 2028 Notes have been previously redeemed or repurchased by Seagate HDD.
Upon exchange of the 2028 Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will pay or cause to be delivered, as the case may be, cash, ordinary shares of the Company or a combination of cash and ordinary shares of the Company, at Seagate HDD’s election, in respect of any remainder of the exchange obligation in excess of such principal amount. The exchange rate for the 2028 Notes as of April 3, 2026 is 12.1363 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of approximately $82.40 per share as of April 3, 2026. The exchange rate was adjusted from 12.1352 ordinary shares per $1,000 principal amount of 2028 Notes on March 25, 2026, and is subject to further adjustment pursuant to the terms of the Exchangeable Notes indenture.
Seagate HDD may redeem the 2028 Notes at its option:
(i) at any time, in whole but not in part, if Seagate HDD or the Guarantors have, or on the next interest payment date would, become obligated to pay to the holder of any 2028 Note additional amounts as a result of certain tax-related events which cannot be avoided by taking commercially reasonable measures and which have been confirmed by an opinion of outside legal counsel (a “Tax Redemption”); and/or
(ii) on or after September 8, 2026, in whole or in part, if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (a “Provisional Redemption”) at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If Seagate HDD redeems less than all the outstanding 2028 Notes, at least $150 million aggregate principal amount of 2028 Notes must be outstanding and not subject to redemption as of the relevant notice of redemption date.
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

In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions, which was adjusted on March 25, 2026 in accordance with the applicable capped call confirmations, is $107.750 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Condensed Consolidated Balance Sheets.
Debt Repurchases
During the March 2026 quarter, $40 million principal amount of the New June 2029 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial loss which was included in Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations.
Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “Credit Agreement”) which provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. On April 3, 2026, no borrowings were outstanding under the Credit Agreement.
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
Future Principal Payments on Long-term Debt
At April 3, 2026, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$—
2027	—
2028	399
2029	430
2030	638
Thereafter	2,438
Total	$3,905
4.Income Taxes
The Company recorded an income tax provision of $116 million and $295 million for the three and nine months ended April 3, 2026, respectively. The income tax provision for the three months ended April 3, 2026 included approximately $25 million of net discrete benefit, primarily associated with net excess tax benefits related to share-based compensation expense. The income tax provision for the nine months ended April 3, 2026 also includes total discrete tax benefit of approximately $65 million, primarily related to the release of certain valuation allowances in connection with the enactment of the One Big Beautiful Bill Act in July 2025, as well as net excess tax benefits related to share-based compensation expense.
The Company’s income tax provision for the three and nine months ended April 3, 2026 differed from the provisions for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs, offset by the effects of Pillar Two global minimum tax in major jurisdictions that the Company operates starting from fiscal year 2026.

During the nine months ended April 3, 2026, the Company’s unrecognized tax benefits excluding interest and penalties increased by approximately $30 million to $137 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months beginning April 4, 2026.
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

		April 3, 2026				June 27, 2025
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$280	$—	$—	$280	$226	$—	$—	$226
Time deposits	Cash and cash equivalents	—	—	—	—	—	26	—	26
Total cash equivalents		280	—	—	280	226	26	—	252
Derivative assets	Other current assets	—	—	—	—	—	1	—	1
Total assets		$280	$—	$—	$280	$226	$27	$—	$253
As of April 3, 2026 and June 27, 2025, the Company’s Other current assets included $1 million and $2 million, respectively, of restricted cash equivalents held as collateral at banks for various performance obligations.
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
The carrying value of the Company’s strategic investments under the measurement alternative was $40 million and $26 million as of April 3, 2026 and June 27, 2025, respectively. For the investments that are accounted under the measurement alternative, the Company recorded no adjustment for the three and nine months ended April 3, 2026. The Company recorded no adjustment and a net loss of $39 million for the three and nine months ended March 28, 2025, respectively, related to downward adjustments to write down the carrying amount of certain investments to their fair value.
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

	April 3, 2026		June 27, 2025
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Exchangeable Senior Notes
3.50% Exchangeable Senior Notes due June 2028	$399	$1,896	$1,500	$2,654
Unsecured Senior Notes Issued by Seagate HDD Cayman
4.091% Senior Notes due June 2029	38	38	452	453
3.125% Senior Notes due July 2029	38	34	138	125
8.25% Senior Notes due December 2029	8	9	500	535
4.125% Senior Notes due January 2031	23	21	237	218
3.375% Senior Notes due July 2031	16	14	61	52
8.50% Senior Notes due July 2031	29	31	500	538
9.625% Senior Notes due December 2032	19	21	750	854
5.75% Senior Notes due December 2034	162	162	489	482
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd.
4.091% Senior Notes due June 2029	379	380	—	—
3.125% Senior Notes due July 2029	100	90	—	—
8.25% Senior Notes due December 2029	492	516	—	—
5.875% Senior Notes due July 2030	400	407	400	407
4.125% Senior Notes due January 2031	213	200	—	—
3.375% Senior Notes due July 2031	45	38	—	—
8.50% Senior Notes due July 2031	471	495	—	—
9.625% Senior Notes due December 2032	731	816	—	—
5.75% Senior Notes due December 2034	327	328	—	—
	$3,890	$5,496	$5,027	$6,318
Less: unamortized debt issuance costs	(27)	—	(32)	—
Debt, net of debt issuance costs	$3,863	$5,496	$4,995	$6,318
Less: current portion of debt, net of debt issuance costs	(398)	—	—	—
Long-term debt, less current portion, net of debt issuance costs	$3,465	$5,496	$4,995	$6,318
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

6.Shareholders’ Equity (Deficit)
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 224,408,070 shares were outstanding as of April 3, 2026, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 3, 2026.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
For the nine months ended April 3, 2026, the Company repurchased 0.3 million shares for $65 million under its share repurchase program. These amounts differ from the repurchases of ordinary shares amounts in the Company’s Condensed Consolidated Statements of Cash Flows due to timing differences between repurchases and cash settlement thereof. As of April 3, 2026, $4.9 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors.
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
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenues by Channel
OEMs	$2,471	$1,711	$6,953	$5,301
Distributors	452	264	1,066	791
Retailers	189	185	547	561
Total	$3,112	$2,160	$8,566	$6,653

Revenue by Country (1):
United States	$1,631	$1,090	$4,239	$3,246
Singapore	1,169	847	3,511	2,741
The Netherlands	311	222	813	663
Other	1	1	3	3
Total	$3,112	$2,160	$8,566	$6,653

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
Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the nine months ended April 3, 2026 and March 28, 2025 were as follows:

	For the Nine Months Ended
(Dollars in millions)	April 3, 2026	March 28, 2025
Balance, beginning of period	$137	$149
Warranties issued	80	49
Repairs and replacements	(49)	(68)
Changes in liability for pre-existing warranties, including expirations	11	4
Balance, end of period	$179	$134

10.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Numerator:
Net income	$748	$340	$1,890	$981
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	221	212	217	211
Weighted-average effect of dilutive securities:
Employee equity award plans	4	2	4	3
2028 Notes if-converted shares	4	2	7	3
Total shares for purposes of calculating diluted net income per share	229	216	228	217
Net income per share
Basic	$3.38	$1.60	$8.71	$4.65
Diluted	3.27	1.57	8.29	4.52
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The capped call transactions related to the 2028 Notes if-converted shares were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive. Other than the capped call, the weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share were not material for the three and nine months ended April 3, 2026 and March 28, 2025, respectively.
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

Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC and certain of its affiliates, (collectively, the “Seagate Entities”) filed a complaint alleging violations of federal and state antitrust laws as well as breach of contract in the U.S. District Court for the Northern District of California against suppliers of HDD suspension assemblies, including NHK Spring Co. Ltd., TDK Corporation (“TDK”) and Hutchinson Technology Inc (“HTI”). The Seagate Entities seek to recover damages suffered as a result of the suspension assembly suppliers’ conduct, and additional relief permitted by law. On April 8, 2022, the court dismissed with prejudice all claims against TDK and HTI after the Seagate Entities settled with those defendants. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”). On November 17, 2023, the Court granted NHK’s FTAIA Motion on reconsideration, denying the majority of Seagate’s antitrust claims. On January 8, 2026, the Ninth Circuit reversed the District Court’s decision and remanded the case to the District Court, allowing Seagate’s antitrust claims to proceed.
In re Seagate Technology Holdings plc Securities Litigation. On July 10, 2023 and July 26, 2023, two securities class action lawsuits were filed in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The cases were consolidated on September 25, 2023. On September 12, 2024, the plaintiffs filed the currently operative complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and a class period between September 14, 2020 and April 19, 2023, inclusive. On April 3, 2026, the parties agreed to a settlement in principle to resolve the matter for a total amount of $175 million, approximately $70 million of which will be paid by the Company’s insurers. The Company recorded a charge of $105 million which was included in Legal settlement in its Condensed Consolidated Statements of Operations. The settlement is subject to court approval and execution of a definitive settlement agreement.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $45 million and $90 million were included in Accrued expense and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of April 3, 2026. For the nine months ended April 3, 2026, $60 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.
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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of April 3, 2026, the Company had unconditional long-term purchase obligations of approximately $422 million. The Company expects the commitment to be paid to total $192 million, $204 million, $14 million, $11 million and $1 millon for fiscal years 2027, 2028, 2029, 2030 and thereafter. In addition, the Company also had certain long-term market share based inventory purchase commitments as of April 3, 2026.
13.Subsequent Events
Dividend Declared
On April 28, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.74 per share, which will be payable on July 7, 2026 to shareholders of record as of the close of business on June 24, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended April 3, 2026, January 2, 2026 and March 28, 2025, referred to herein as the “March 2026 quarter”, the “December 2025 quarter” and the “March 2025 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2026 quarter, December 2025 quarter and March 2025 quarter were each 13 weeks.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the March 2026 quarter. Highlights of events in the March 2026 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the March 2026 quarter to the December 2025 quarter and the March 2025 quarter.
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

Overview of the March 2026 quarter
During the March 2026 quarter, we shipped 199 exabytes of HDD storage capacity. We generated revenue of approximately $3.1 billion with a gross margin of 46.5% and net income of $748 million. Our operating cash flow was $1.1 billion, we retired $641 million principal amount of long-term debt, paid $161 million for the purchase of property, equipment and leasehold improvements and paid $161 million in dividends.
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
Recent Developments, Economic Conditions and Challenges
In the March 2026 quarter, we continued to operate in a strong demand environment, particularly within the data center end markets. We experienced sustained demand growth for our high capacity nearline drives across global cloud customers, as well as increasing sales for enterprise edge deployments. Customers continue to invest in data center infrastructure to support ongoing demand from traditional workloads along with growing AI related demand. This trend reflects the ongoing adoption of AI applications which drives increased data content generation and storage needs for inferencing, training and maintaining AI model integrity. At the same time, the macroeconomic environment remains dynamic, marked by heightened geopolitical uncertainty and evolving trade policies. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. Over the long-term we expect our hard drive storage business to benefit from growing demand for data and its increased value, particularly as AI applications continue to proliferate.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollar amounts and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2026	January 2, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue	$3,112	$2,825	$2,160	$8,566	$6,653
Cost of revenue	1,665	1,649	1,400	4,906	4,367
Gross profit	1,447	1,176	760	3,660	2,286
Product development	194	187	180	567	545
Marketing and administrative	143	143	139	430	407
Legal settlement	105	—	—	105	—
Restructuring and other, net	7	3	10	23	12
Income from operations	998	843	431	2,535	1,322
Other expense, net	(134)	(136)	(76)	(350)	(301)
Income before income taxes	864	707	355	2,185	1,021
Provision for income taxes	116	114	15	295	40
Net income	$748	$593	$340	$1,890	$981

	For the Three Months Ended			For the Nine Months Ended
(As a percentage of Revenue)	April 3, 2026	January 2, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue	100%	100%	100%	100%	100%
Cost of revenue	54	58	65	57	66
Gross margin	46	42	35	43	34
Product development	6	7	8	7	8
Marketing and administrative	5	5	6	5	6
Legal settlement	3	—	—	1	—
Restructuring and other, net	—	—	—	—	—
Operating margin	32	30	21	30	20
Other expense, net	(4)	(5)	(4)	(4)	(4)
Income before income taxes	28	25	17	26	16
Provision for income taxes	4	4	1	3	1
Net income	24%	21%	16%	23%	15%
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped:

	For the Three Months Ended			For the Nine Months Ended
	April 3, 2026	January 2, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenues by Channel (%)
OEMs	79%	81%	79%	81%	80%
Distributors	15%	12%	12%	13%	12%
Retailers	6%	7%	9%	6%	8%
Revenues by Geography (%) (1)
Americas	52%	44%	51%	50%	49%
Asia Pacific	38%	46%	39%	41%	41%
EMEA	10%	10%	10%	9%	10%
Revenues by Market (%)
Data Center	80%	79%	75%	80%	74%
Edge IoT	20%	21%	25%	20%	26%

HDD Exabytes Shipped
Nearline	175.4	165.0	119.6	499.7	359.9
Non-nearline	24.0	25.0	24.0	71.2	72.0
Total	199.4	190.0	143.6	570.9	431.9
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the March 2026 quarter increased by $287 million compared to the December 2025 quarter, primarily due to favorable pricing actions undertaken by the Company and an increase in exabytes shipped reflecting higher demand for nearline products.
Revenue for the three and nine months ended April 3, 2026, increased by $952 million and $1.9 billion from the three and nine months ended March 28, 2025, respectively, primarily due to an increase in nearline exabytes shipped reflecting higher demand for nearline products and favorable pricing actions undertaken by the Company.
We maintain various sales incentive programs such as channel and OEM rebates. Sales incentive programs were approximately 10% of gross revenue for the March 2026 quarter, 11% for the December 2025 quarter and 14% for the March 2025 quarter. Adjustments to revenues due to under or over accruals for sales incentive programs related to revenues reported in prior quarterly periods were less than 1% of quarterly gross revenue in all periods presented.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2026	January 2, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Cost of revenue	$1,665	$1,649	$1,400	$4,906	$4,367
Gross profit	1,447	1,176	760	3,660	2,286
Gross margin	47%	42%	35%	43%	34%
Gross margin for the March 2026 quarter increased by 5 percentage points compared to the December 2025 quarter primarily driven by pricing actions undertaken by the Company.
Gross margin for the three and nine months ended April 3, 2026 increased by 12 percentage points and 9 percentage points from the three and nine months ended March 28, 2025, respectively, primarily driven by pricing actions undertaken by the Company, favorable volume and product mix, and $10 million of restructuring costs related to an inventory write down that did not recur.
Warranty cost related to new shipments was 1.0%, 0.9% and 0.7% of revenue for the March 2026 quarter, December 2025 quarter and March 2025 quarter, respectively.
Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2026	January 2, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Product development	$194	$187	$180	$567	$545
Marketing and administrative	143	143	139	430	407
Legal settlement	105	—	—	105	—
Restructuring and other, net	7	3	10	23	12
Operating expenses	$449	$333	$329	$1,125	$964
Product development expense. Product development expenses increased by $7 million in the March 2026 quarter compared to the December 2025 quarter, primarily due to a $3 million increase in material expenses and a $2 million increase in compensation and other employee benefits.
Product development expenses increased by $14 million in the March 2026 quarter compared to the March 2025 quarter, primarily due to an $8 million increase in outside services costs and a $3 million increase in facilities costs.
Product development expenses increased by $22 million in the nine months ended April 3, 2026 compared to the nine months ended March 28, 2025, primarily due to a $17 million increase in outside services costs and a $7 million increase in facilities costs, partially offset by a $3 million decrease in material expenses.
Marketing and administrative expense. Marketing and administrative expenses remained relatively flat in the March 2026 quarter compared to the December 2025 quarter and the March 2025 quarter, respectively.
Marketing and administrative expenses increased by $23 million in the nine months ended April 3, 2026 compared to the nine months ended March 28, 2025, primarily due to a $12 million increase in compensation and other employee benefits, a $4 million increase in information technology expenses and a $3 million increase in facilities costs.
Legal settlement. We recorded a charge of $105 million in the March 2026 quarter related to a litigation matter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Restructuring and other, net. We recorded $7 million of restructuring charges in the March 2026 quarter, primarily related to employee related termination benefits.

Other Expense, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2026	January 2, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Other expense, net	$(134)	$(136)	$(76)	$(350)	$(301)
Other expense, net. Other expense, net for the March 2026 quarter primarily related to $69 million net loss from debt transactions and $68 million of interest expense partially offset by $6 million of interest income.
Other expense, net for the December 2025 quarter primarily related to $72 million of interest expense and $66 million net loss from debt transactions, partially offset by $7 million of interest income.
Other expense, net for the March 2025 quarter primarily related to $77 million of interest expense and $4 million net loss from debt transactions, partially offset by $4 million of interest income.
Other expense, net for the nine months ended April 3, 2026 primarily related to $220 million of interest expense and $141 million net loss from debt transactions, partially offset by $20 million of interest income.
Other expense, net for the nine months ended March 28, 2025 primarily related to $246 million of interest expense, $53 million net loss from certain investments and $4 million net loss from debt transactions, partially offset by $19 million of interest income.
Income Taxes
For the March 2026 quarter, December 2025 quarter and March 2025 quarter, we recorded income tax expense of $116 million, $114 million and $15 million, respectively. For the nine months ended April 3, 2026 and March 28, 2025, we recorded income tax expense of $295 million and $40 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of April 3, 2026. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	April 3, 2026	June 27, 2025	Change
Cash and cash equivalents	$1,146	$891	$255
Our cash and cash equivalents as of April 3, 2026 increased by $255 million from June 27, 2025 primarily as a result of net cash of $2.4 billion provided by operating activities, partially offset by $1.1 billion cash paid for the partial retirement of 2028 Notes and repurchase of long-term debt, $468 million dividends paid to our shareholders, $382 million payments for capital expenditures and $111 million taxes paid related to net share settlement of equity awards.

Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended April 3, 2026 was $2.4 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $346 million in accrued expenses, income taxes and warranty, primarily due to an increase in accrued legal settlements and income taxes; and
•an increase of $89 million in accounts payable, primarily due to an increase in direct materials purchased; partially offset by
•an increase of $238 million in accounts receivable, primarily due to increased revenue;
•an increase of $90 million in inventories, primarily related to an increase in work-in-process inventory, partially offset by a decrease in raw materials and components; and
•a decrease of $62 million in accrued employee compensation, primarily due to variable compensation payments.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended April 3, 2026 was $369 million, primarily attributable to payments of $382 million for the purchase of property, equipment and leasehold improvements, partially offset by proceeds of $15 million from our business divestiture from the sale of System-on-Chip Operations during fiscal year 2024.
Cash Used in Financing Activities
Net cash used in financing activities of $1.7 billion for the nine months ended April 3, 2026 was primarily attributable to the following activities:
•$1.1 billion cash paid for the partial retirement of 2028 Notes and the partial repurchase of long-term debt;
•$468 million in dividends paid to our shareholders;
•$111 million taxes paid related to net share settlement of equity awards;
•$59 million in payments for repurchases of our ordinary shares; and
•$20 million debt fees relating to the Obligor Exchange and retirement and repurchase of long-term debt; partially offset by
•$54 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of April 3, 2026, consist of: (1) approximately $1.1 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined within “Part I, Item 1. Financial Statements—Note 3. Debt”).
As of April 3, 2026, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with a financial covenant and other customary conditions to borrowing.
As of April 3, 2026, the Credit Agreement includes one financial covenant, net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00. As of April 3, 2026, we were in compliance with all of the covenants under our debt agreements. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenant.
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
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of April 3, 2026, we had unconditional purchase obligations of approximately $1.9 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.5 billion of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancellable inventory purchase commitments as of April 3, 2026.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of April 3, 2026, we had unconditional commitments of $312 million primarily related to purchases of equipment, of which approximately $298 million is expected to be paid within one year. During fiscal year 2026, supporting volume ramp of hard drives utilizing heat-assisted magnetic recording (“HAMR”) technology, we expect capital expenditures to be higher than fiscal year 2025 and still within our target range of 4-6% of revenue.
Long-term debt and interest payments on debt
As of April 3, 2026, the future principal payment obligation on our long-term debt was $3.9 billion, which will mature in more than one year. As of April 3, 2026, future interest payments on this outstanding debt are estimated to be approximately $1.4 billion, of which $255 million is expected to be paid within one year. As of the calendar quarter ended March 31, 2026, the conditional conversion option of the 2028 Notes was triggered in accordance with the terms of the 2028 Notes indenture. Accordingly, the 2028 Notes are exchangeable through June 30, 2026. As a result, we have classified the 2028 Notes within Current liabilities in our Condensed Consolidated Balance Sheets as of April 3, 2026. From time to time, we may refinance, repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
Legal settlements
As of April 3, 2026, we accrued a total of $240 million relating to legal settlements, of which $150 million is expected to be paid within one year and $90 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Dividends
On April 28, 2026, our Board of Directors declared a quarterly cash dividend of $0.74 per share, which will be payable on July 7, 2026 to shareholders of record as of the close of business on June 24, 2026. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During the nine months ended April 3, 2026, we repurchased approximately 0.7 million of our ordinary shares including approximately 0.4 million shares withheld for statutory tax withholdings related to vesting of employee equity awards. As of April 3, 2026, $4.9 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, commodity prices, credit rating changes and equity and bond markets. A portion of these risks may be hedged, but fluctuations could impact our results of operations, financial position and cash flows. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of April 3, 2026.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at April 3, 2026
	2026	2027	2028	2029	2030	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$281	$—	$—	$—	$—	$—	$281	$281
Average interest rate	3.58%	—%	—%	—%	—%	—%	3.58%
Debt
Fixed rate	$—	$—	$399	$430	$638	$2,438	$3,905	$5,496
Average interest rate	—%	—%	3.50%	4.09%	7.14%	7.31%	6.54%

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
The table below provides information as of April 3, 2026 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$30	0.76	$—
Chinese Renminbi	39	6.88	—
Singapore Dollar	76	1.29	—
Thai Baht	69	32.48	—
Total	$214		$—
___________________________________________________________________________________
(1) Equivalent to the unrealized net gain (loss) on existing contracts.
Commodity Price Risk. We have commodity price risk which could have an impact on our financial results because of changes in the prices of precious metals used in manufacturing our products. From time to time, we may use commodity forward contracts to manage exposure related to certain precious metal purchase commitments. The notional amount of the forward contracts was not material as of April 3, 2026 and hence the potential impact in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would not be material.
Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts, our commodity forward contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. Changes in our corporate issuer credit ratings have minimal impact on our near-term financial results, but downgrades may negatively impact our future ability to raise capital, our ability to execute transactions with various counterparties, and may increase the cost of such capital.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of April 3, 2026.
Changes in Internal Control over Financial Reporting
During the quarter ended April 3, 2026, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
The cost, quality and availability of components, subassemblies, certain equipment and raw materials used to manufacture our products are critical to our success. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies, DRAM and NAND flash memory. Certain rare earth elements are also critical in the manufacture of our products. Many of these rare earth elements are sourced from China, which accounts for a majority of the global supply and processing capacity for these materials. As a result, recent or potential future export restrictions or bans by the Chinese government, as well as any import restrictions or bans by the U.S. government, on rare earth minerals could materially and adversely impact our supply chain continuity and operating results. In addition, the equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Our efforts to control our costs, including capital expenditures, may also affect our ability to obtain or maintain such inputs and equipment, which could affect our ability to meet future demand for our products.
We rely on sole or a limited number of direct and indirect suppliers for some or all of these components and rare earth elements that we do not manufacture, including substrates for recording media, read/write heads, ASICs, preamplifiers, spindle motors, printed circuit boards, suspension assemblies, DRAM and NAND flash memory. Our options in supplier selection in these cases are limited and the supplier-based technology has been and may continue to be single-sourced until wider adoption of the technology occurs and any necessary licenses become available. In light of this small, consolidated supplier base, if our suppliers increased their prices as a result of inflationary pressures, evolving trade policies, including the imposition of tariffs or other trade restrictions, supply constraints or other macroeconomic conditions, including international conflicts, or changes to such conditions, and we could not pass these price increases to our customers, our operating margin would decline. Also, many of these direct and indirect component suppliers are geographically concentrated, making our supply chain more vulnerable to regional disruptions such as severe weather, local or global health issues or pandemics, acts of terrorism, war and an unpredictable geopolitical climate. Trade policy developments, including retaliatory measures by other countries, could exacerbate these risks by further restricting the availability and/or increasing the cost of critical components, delaying shipments, resulting in the relocation of certain manufacturing processes or otherwise disrupting our global supply chain. These factors have materially impacted, and may in the future impact the production, availability and transportation of many components. We also often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. If there are any technical issues in the supplier’s technology, it may also cause us to delay shipments of our new technology deployments, incur scrap, rework or warranty charges and harm our financial position. Further, if a sole source or limited source supplier decides not to do business with us for any reason, we may be unable to develop, manufacture and commercialize certain of our products, which would adversely affect our business and financial position.
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
Macroeconomic developments including new and increased tariffs, trade disputes, sanctions, adverse economic conditions worldwide, government efforts to stimulate or stabilize economies, geopolitical instability and international conflicts have and may continue to adversely impact our business and contribute to global or regional economic slowdowns, reduced enterprise and consumer spending and increased volatility in the financial markets. Significant inflation and elevated interest rates have negatively affected our business in recent quarters and could continue to negatively affect our business, operating results or financial condition or the markets in which we operate, which, in turn, could adversely affect the price of our ordinary shares. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund data storage products, which could cause customers to delay, decrease or cancel purchases of our products or cause customers to not pay us or to delay paying us for previously purchased products and services.
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
Geopolitical uncertainty, political unrest, terrorism, instability or war, such as the conflict between Ukraine and Russia and conflicts in the Middle East, including the Iran conflict, natural disasters, public health issues and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, including by contributing to global or regional economic slowdowns, reduced enterprise and consumer spending and increased volatility in financial markets, and thus could have a strong negative effect on our business, our direct and indirect suppliers, logistics providers, manufacturing vendors and customers. Our business operations are also subject to interruption by natural disasters such as floods and earthquakes, fires, power or water shortages, terrorist attacks, other hostile acts, labor disputes, political unrest, public health issues and related mitigation actions, and other events beyond our control. Such events may decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our direct and indirect suppliers, and create delays and inefficiencies in our supply chain.
Armed conflicts and geopolitical tensions may also result in sanctions, export restrictions, tariffs or other trade restrictions, limit or restrict our ability to access certain markets and disrupt key logistics networks, including air and ocean freight travel routes. These developments have increased, and could further increase, costs for energy, rare earth minerals, materials, components and transportation, constrain manufacturing capacity and require us to reconfigure aspects of our global supply chain. Geopolitical instability may also heighten cybersecurity risks, including state-sponsored attacks, which could disrupt our operations or those of our suppliers, customers or partners, and further adversely affect demand for our products.
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
Our business is subject to state, federal, and international laws and regulations relating to data privacy, data protection and data security, including security breach notification, data retention, transfer and localization. Laws and regulations relating to these matters evolve frequently and their scope may change through new legislation, amendments to existing legislation and changes in interpretation or enforcement and may impose conflicting and inconsistent obligations. Any such changes, and any changes to our products or services or manner in which our customers utilize them may result in new or enhanced costly compliance requirements and governmental or regulatory scrutiny, may limit our ability to operate in certain jurisdictions or to engage in certain data processing activities, and may require us to modify our practices and policies, potentially in a material manner, which we may be unable to do in a timely or commercially reasonable manner or at all.
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
Our operations are dependent upon our ability to protect our digital infrastructure and data. We manage, store and otherwise process various proprietary information and sensitive or confidential data relating to our operations, as well as to our customers, suppliers, employees and other third parties, and we store certain customer data through our data storage solutions and services. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by storage, transfer, maintenance and other processing of data, such as damage, corruption, loss, unavailability, unauthorized acquisition and other processing, and other security risks, including risks of disruptions to our platform or security breaches, widespread outages and/or other incidents impacting our digital infrastructure and data, will continue to increase.
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

The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended April 3, 2026, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 3, 2026 through January 30, 2026	0.04	$303.37	0.04	$4,960
January 31, 2026 through February 27, 2026	0.04	411.11	—	4,960
February 28, 2026 through April 3, 2026	0.12	388.40	0.06	4,935
Total	0.20		0.10	$4,935
___________________________________
(1) On May 22, 2025, we announced that our Board of Directors authorized us to repurchase up to $5.0 billion of our ordinary shares, from time to time, subject to market conditions. As of April 3, 2026, approximately $4.9 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors. Repurchase of shares pursuant to the repurchase program described above, as well as tax withholdings.
(2) Our share repurchase program has no expiration date and may be suspended at any time.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the March 2026 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
James C. Lee	Executive Vice President, Chief Legal Officer and Corporate Secretary	January 29, 2026	January 29, 2027	19,958
Dr. John C. Morris	Executive Vice President and Chief Technology Officer	January 29, 2026	May 7, 2027	81,462
Ban Seng Teh	Executive Vice President, Global Sales and Sales Operations	February 11, 2026	February 11, 2027	54,366
Dr. William D. Mosley	Board Chair and Chief Executive Officer	February 18, 2026	April 30, 2027	360,000
Prat S. Bhatt	Director	March 3, 2026	May 31, 2027	2,580
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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	April 29, 2026	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)