Form 10-K
period 2026-07-03
Seagate Technology Holdings plc
filed 2026-08-04
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
_________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2026
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of January 2, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65.0 billion based upon the closing price reported for such date by the NASDAQ.
The number of outstanding ordinary shares of the registrant as of July 31, 2026 was 226,644,518.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on October 24, 2026, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended July 3, 2026.

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
Seagate, Seagate Technology, LaCie, MACH.2, Mozaic and the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States (“U.S.”) and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact. These statements include, among other things, statements about the Company’s plans, programs, strategies and prospects; anticipated shifts in technology and storage industry trends, and anticipated demand for and performance of new storage product introductions; expectations regarding market demand for our products and technologies and our ability to optimize our level of production and meet market and industry expectations and the effects of these future trends on the Company’s performance; financial outlook for future periods; expectations regarding our ability to service debt, comply with debt covenants and continue to generate free cash flow; expectations regarding our ability to make timely quarterly payments under the settlement agreement with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”); the impact of macroeconomic headwinds and customer inventory adjustments on our business and operations; our cost saving plans, including our ability to execute such plans, the projected savings under such plans and the assumptions on which the plans and projected savings are based; expectations regarding the Company’s business strategy and performance; the sufficiency of our sources of cash to meet cash needs for the next 12 months; and our expectations regarding capital expenditures and dividend issuance plans. Forward-looking statements generally can be identified by words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “should,” “may,” “will,” “will continue,” “can,” “could,” or negative of these words, variations of these words and comparable terminology, in each case, intended to refer to future events or circumstances. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are subject to known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from historical experience and our present expectations or projections. Therefore, undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements, except as required by law.

PART I
ITEM 1.BUSINESS
General
Seagate is a leading provider of mass-capacity data storage, accelerating the world’s ability to harness the full value of data. For nearly 50 years, our portfolio of advanced storage solutions has helped hyperscale, cloud service providers (“CSPs”), enterprises and consumers protect, create and manage the data that powers their transformation and growth.
Hard disk drives (“HDDs”) remain a foundational technology for delivering scalable, energy-efficient, mass-capacity storage with favorable storage economics that underpins modern digital infrastructure. Our vertically integrated engineering and manufacturing capabilities, together with continued investment in advanced storage technologies, position us to address customers' evolving storage requirements.
We design and manufacture HDDs, storage systems and related solutions serving two principal end markets:
Data Center: Cloud and enterprise environments that rely on scalable, high-capacity storage infrastructure to support AI-enabled computing, business-critical applications and other data-intensive workloads.

Edge / Internet of Things (“Edge IoT”): Industrial and consumer oriented environments where data is increasingly processed and stored closer to where it is created.
Industry
Data Storage
Data is an increasingly valuable asset for organizations supporting business operations, decision making and innovation. As the value and useful life of data increase, organizations require infrastructure to reliably preserve information and ensure it is accessible. Hard drives remain critical to the data storage industry, supporting the vast majority of exabytes shipped into large data center deployments and enabling organizations to retain and access large data sets across cloud, enterprise, and edge environments.
Market Demand and Trends
According to the International Data Corporation1 (“IDC”), the global datasphere is expected to grow at a compound annual growth rate of approximately 27% through 2030, reaching around 718 zettabytes annually.
As data creation increases, organizations are expanding cloud infrastructure, modernizing data centers and deploying distributed computing environments to store, manage and access larger data sets. AI-enhanced applications are further accelerating data creation, increasing reliance on historical data sets for advanced reasoning and creating new opportunities to derive value from previously stored information. Together with longer data retention, greater data replication and evolving regulatory requirements, we believe these trends support increasing demand for scalable, mass-capacity storage solutions over the long-term.
Products
We offer a broad portfolio of storage solutions tailored to our customers’ ever-changing data demands.
Our Data Center portfolio includes high-capacity HDDs of up to 44TB and storage systems of up to 3.5PB. These purpose-built solutions are designed to support hyperscale, CSPs, original equipment manufacturers (“OEMs”) and enterprise organizations, providing scalable storage infrastructure for AI-enabled cloud computing, business-critical applications, content delivery, backup, archive and other large-scale workloads.
Our Edge IoT portfolio includes storage products ranging from 1TB to 32TB to enable applications where data is created, processed and stored closer to its source. These solutions serve industrial, commercial and consumer environments, supporting video and image applications, network-attached storage ("NAS"), smart infrastructure, personal computing, gaming, streaming, creative workflows and data backup.
Customers
We sell our products through a combination of direct and indirect sales channels.
Our Data Center portfolio is sold primarily to CSPs, OEMs, distributors and enterprise organizations. These customers deploy our products across cloud and enterprise environments supporting AI-enabled cloud infrastructure, private data centers and other business-critical applications. Many of our major customers, including OEMs and hyperscale cloud operators, purchase products under master purchase agreements, with deliveries scheduled based on customer purchase orders and demand forecasts. To support demand planning and supply predictability for certain products, particularly high-capacity nearline drives, we work with key customers to establish longer-term demand forecasts and supply commitments, including provisions for cancellation charges in certain circumstances.
Our Edge IoT products are sold primarily through OEMs, distributors, retailers and third-party resellers serving industrial, commercial and consumer markets. These channels enable us to reach customers across a broad range of edge applications, including video and image, NAS, industrial automation, smart infrastructure and consumer storage. Our distributors operate under non-exclusive agreements that typically include customary sales programs, limited rights of return and price protection provisions. Our retail channel primarily serves casual users, gamers and creative professionals through branded storage products sold directly to retailers or through our distribution partners.
Additional information regarding significant customers is included in “Item 8. Financial Statements and Supplementary Data—Note 15. Revenue”.
1 IDC Worldwide Global DataSphere Forecast, 2026-2030, Doc #US54587626, June 2026.

Competitive Differentiation
Our competitive differentiation is built on decades of storage innovation, vertically integrated engineering and manufacturing capabilities along with a technology roadmap designed to advance both storage capacity and system performance. These innovations enable us to develop scalable storage solutions that address the evolving requirements of modern data infrastructure.
Our technology roadmap is centered on advancing areal density, which increases the amount of data that can be stored on a disk's recording surface. Through innovations such as our Mozaic platform, which incorporates our unique implementation of heat-assisted magnetic recording ("HAMR") technology, advanced magnetic recording with proprietary photonics and other innovations, we enable higher storage densities and drive capacities in a capital efficient manner. These innovations establish a foundation for continued increases in HDD capacity across future product generations.
We continue to complement our areal density-driven technology roadmap with innovations designed to address customers' evolving requirements as drive capacities scale. To enable customers to process larger volumes of data more efficiently, we continue to advance performance-optimizing technologies, including multi-actuation, advanced channel coding and signal processing that improve data throughput and system performance for increasingly demanding workloads.
Vertical Integration
We design and manufacture many of the critical technologies incorporated into our HDD products, including read/write heads, magnetic recording media and other core components. Our vertically integrated approach enables close coordination across development, product design and manufacturing teams helping us to accelerate technology transitions, optimize product performance and efficiently scale manufacturing of new technologies.
Technology Platforms
We leverage common technology platforms across our HDD and storage systems portfolio to accelerate product development, improve manufacturing and supply chain efficiencies and support rapid deployment. This platform approach enables us to deliver differentiated storage solutions while responding efficiently to evolving customer and workload requirements.
Manufacturing and Supply Chain
Manufacturing Strategy
Our manufacturing strategy combines vertically integrated design and production with a global manufacturing footprint to support the development and delivery of advanced data storage products. We design and manufacture many of the critical technologies incorporated into our HDD products and leverage strategic suppliers and contract manufacturers for selected components and assembly operations. Certain components and raw materials are available from a limited number of suppliers, and we may enter into long-term supply arrangements to support product availability and manufacturing continuity.
This approach enables us to optimize product performance, accelerate technology transitions, enhance manufacturing efficiency and better manage product quality and costs. We continue to invest in manufacturing automation, AI and ML, process improvements and supply chain integration to enhance operational efficiency, increase manufacturing yields and support new product introductions.
Component manufacturing, subassembly and final test and assembly operations are performed at facilities in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States.
Supply Chain and Raw Materials
Our manufacturing operations depend on the availability of key components, raw materials and global logistics. Our product production requires commodities and specialty materials, including certain rare earth elements, precious metals and specialized alloys, which may be subject to supply constraints or price volatility.
Our business requires substantial capital investment and efficient utilization of manufacturing capacity. Changes in customer demand, supplier capacity, component availability, commodity pricing or transportation costs may affect our manufacturing operations, operating costs and financial results. We continually evaluate our manufacturing network, supplier relationships and logistics strategies to improve operational resilience and support customer demand.

Competition
Our global competitors include HDD manufacturers such as Western Digital Corporation and Toshiba Electronics Devices & Storage Corporation along with NAND flash suppliers that provide and enable alternative storage technologies, as well as storage systems and solutions providers.
Customers evaluate these solutions based on a variety of factors, including capacity, performance, reliability, product quality, total cost of ownership, energy efficiency, supply continuity, security features, technical support and the ability to meet evolving workload requirements. The relative importance of these factors varies by customer and application.
We believe our areal density-driven technology roadmap, vertically integrated capabilities, and ongoing investments in advanced recording technologies, manufacturing capabilities and product innovation make us well positioned to continue supporting our customers' evolving storage requirements.
Demand Patterns
Demand for our products varies across our Data Center and Edge IoT end markets based on customer investment cycles, technology transitions, macroeconomic conditions and seasonal purchasing patterns. The data storage industry is also characterized by ongoing technology innovation, rapid product transitions and periodic fluctuations in supply and demand. Pricing for comparable products may be affected by industry capacity, customer demand, and the pace of new product introductions.
The vast majority of our business is derived from the Data Center markets. Demand in these markets may fluctuate based on customer procurement and deployment schedules, information technology spending and the timing of new technology deployments. Demand from cloud customers may also vary based on the timing of hyperscale infrastructure investments, while enterprise demand is influenced by ongoing IT modernization and data center refresh cycles.
Our Edge IoT market, including Consumer Solutions, has historically experienced seasonal demand patterns, with higher sales typically occurring in the first half of our fiscal year, primarily reflecting back-to-school and year-end holiday purchasing.
As a result, the timing of customer purchasing decisions, product transitions and broader market conditions may affect the variability of our operating results from period to period.
Research and Development
Research and development (“R&D”) is central to our long-term growth strategy. We invest in the development of new products and technologies that advance areal density, product reliability, energy efficiency, performance and storage economics to address increasing customer demand and their evolving requirements for higher capacity data storage solutions.
Our R&D focuses on advancing recording technologies, including photonics, materials science and other technologies that support future generations of mass-capacity storage. We also develop storage systems, firmware and manufacturing technologies while supporting product qualification, technology transitions and the commercialization of new products. Close collaboration between our research, engineering and manufacturing organizations enables us to accelerate innovation and efficiently transition new technologies into volume production.
Our primary R&D facilities are in Northern Ireland, Singapore, Thailand and the United States. Our level of investment varies based on technology roadmaps, product development priorities, qualification activities and the timing of new product introductions.
Intellectual Property
Our intellectual property is an important component of our competitive position and supports the development and commercialization of our data storage technologies and products.
As of July 3, 2026, we held approximately 3,036 U.S. patents and 226 patents issued in various non-U.S. jurisdictions, as well as approximately 273 U.S. and 29 non-U.S. pending patent applications. The number of patents and patent applications varies over time as part of our ongoing intellectual property portfolio management activities.
Because the data storage industry is characterized by rapid technological innovation, we rely on a combination of patents, trademarks, proprietary know-how, copyright and trade secret laws, confidentiality agreements, security measures, licensing arrangements and continued innovation to protect our intellectual property and maintain our competitive position. We continue to seek appropriate protection for technologies developed through our research and development activities.

The data storage industry is also characterized by intellectual property litigation and licensing activity. From time to time, we receive claims alleging that our products infringe the intellectual property rights of third parties. While we have resolved many such matters without a material adverse effect on our business, certain claims remain pending and additional claims may arise in the future.
For additional information regarding legal proceedings and contingencies, see “Item 8. Financial Statements and Supplementary Data—Note 12. Legal, Environmental and Other Contingencies”.
Environmental Responsibility
Our operations are subject to environmental laws and regulations in the jurisdictions where we operate, including those governing emissions, wastewater, hazardous substances, waste management, site remediation and product environmental compliance. We are committed to conducting our operations responsibly and maintaining environmental management systems designed to support compliance with applicable laws, regulations and permit requirements.
We regularly evaluate our environmental obligations and invest in programs, processes and infrastructure that support compliance with evolving environmental requirements. Future changes in environmental laws or regulations may require additional operating expenditures or capital investments.
From time to time, we are identified as a responsible or potentially responsible party in connection with the investigation or remediation of environmental sites. Based on information currently available, we do not expect these matters to have a material adverse effect on our business, financial condition or operational results.
Our products are also subject to environmental and product stewardship requirements in various jurisdictions, including restrictions on the use of certain substances and other product compliance regulations. We work collaboratively with our suppliers to support compliance with applicable environmental and product stewardship requirements throughout our supply chain.
Human Capital
Our success depends on our ability to attract, develop and retain a highly skilled global workforce. Our employees drive innovation and operational excellence through their expertise and dedication, and we are committed to fostering a respectful, collaborative and inclusive workplace. As of July 3, 2026, we employed approximately 30,000 full-time employees worldwide, including approximately 25,000 employees located in Asia.
Culture of Inclusion
We believe fostering an inclusive workplace encourages diverse perspectives, strengthens collaboration and advances innovation across our global workforce. We support these efforts through Employee Resource Groups ("ERGs"), which are voluntary, employee-led communities that provide opportunities for networking, professional development and connection. Our ERGs operate through 32 chapters across eight countries and are supported by Seagate leaders. We also recognize cultural and heritage events across our global locations to reflect the diverse backgrounds and experiences of our employees and strengthen connections across our workforce.
Talent Development
We support our employees through competitive compensation and benefits, learning and development opportunities, internal career mobility and employee engagement initiatives. Our performance management approach emphasizes ongoing dialogue between managers and employees to align priorities, support development and provide continuous feedback. We also provide mentoring, coaching, technical and leadership training, on-the-job learning and other professional development opportunities. We regularly assess employee engagement through surveys and other feedback mechanisms to better understand workforce sentiment, identify opportunities for improvement and inform actions across the organization. Our Total Rewards program includes base salary, incentive compensation, equity awards, retirement savings and health and wellness benefits. Our compensation programs are designed to align pay with company and individual performance while remaining competitive in the markets where we operate.
Community Engagement
We support employee volunteerism and community engagement through STEM education, environmental stewardship and locally organized initiatives. During fiscal year 2026, these efforts included educational programming for students, environmental cleanup and tree-planting activities, and community partnerships across our global locations.

Health and Safety
All Seagate manufacturing sites are certified to the International Organization for Standardization ("ISO") 45001 standard. Additionally, our operations are audited against workplace safety requirements established by the Responsible Business Alliance ("RBA"). Our global Environment, Health and Safety ("EHS") management systems are designed to meet or exceed applicable regulatory and industry requirements and support the continuous improvement of workplace safety across our operations. We regularly undergo regulatory inspections and provide employees with health and safety training appropriate to their roles.
Sustainability Report
Additional information regarding our commitment to sustainability can be found in the Sustainability section of our website and in our annual Sustainability Report. Information provided in those resources is not incorporated by reference into this or any other report we filed with the U.S. Securities and Exchange Commission (the “SEC”).
Financial Information
Financial information for our reportable business segment and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data—Note 14. Business Segment and Geographic Information”.
Corporate Information
Seagate Technology Holdings plc is a public limited company organized under the laws of Ireland.
Available Information
Availability of Reports. We are a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Exchange Act”), and we file reports, proxy statements and other information with the SEC. Because we make filings to the SEC electronically, the public may access this information at the SEC's website: www.sec.gov. This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Executive Officers of the Registrant
The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 4, 2026. There are no family relationships among any of our executive officers.

Name	Age	Positions
Dr. William D. Mosley	59	Board Chair and Chief Executive Officer
Gianluca Romano	57	Executive Vice President and Chief Financial Officer
Ban Seng Teh	60	Executive Vice President and Chief Commercial Officer
James C. Lee	56	Executive Vice President, Chief Legal Officer and Corporate Secretary
KianFatt Chong	63	Executive Vice President, Global Operations
Dr. John C. Morris	59	Executive Vice President and Chief Technology Officer

Dr. William D. Mosley, 59, has served as our Chief Executive Officer (“CEO”) since October 2017, as a member of the Board since July 2017 and as Board Chair since October 2025. He previously served as our President and Chief Operating Officer (“COO”) from June 2016 to September 2017. He also served as our President of Operations and Technology from October 2013 to June 2016 and as our Executive Vice President of Operations from March 2011 until October 2013. Prior to these positions, Dr. Mosley served as Executive Vice President, Sales and Marketing from February 2009 through March 2011; Senior Vice President of Global Disk Storage Operations from 2007 to 2009; and Vice President of Research and Development, Engineering from 2002 to 2007. He joined Seagate in 1996 as a Senior Engineer with a PhD in solid state physics. From 1996 to 2002, he served at Seagate in varying roles of increasing responsibility until his promotion to Vice President.
Gianluca Romano, 57, has served as our Executive Vice President and Chief Financial Officer since January 2019. From October 2011 to December 2018, Mr. Romano served as Corporate Vice President, Business Finance and Accounting at Micron Technology, Inc. (“Micron”), a producer of computer memory and computer data storage. Prior to his role at Micron, Mr. Romano served as Vice President Finance, Corporate Controller at Numonyx, Inc., a flash memory company which was acquired by Micron in February 2010, from 2008 to 2010. From 1994 until 2008, Mr. Romano held various finance positions at STMicroelectronics, an electronics and semiconductor manufacturer, most recently as Group Vice-President, Central & North Europe Finance Director, Shared Accounting Services Director.
Ban Seng Teh, 60, has served as our Executive Vice President and Chief Commercial Officer since July 2022. Prior to that, Mr. Teh served as Executive Vice President of Global Sales and Sales Operations from February 2021 to July 2022 and Senior Vice President of Global Sales and Sales Operations from November 2014 to February 2021. Mr. Teh also served as our Senior Vice President of Asia-Pacific and Japan Sales and marketing from July 2010 to November 2014. Mr. Teh joined Seagate in 1989 as a field customer engineer and has served in varying roles of increasing responsibilities, including as Vice President, Asia Pacific Sales and Marketing (Singapore) from January 2008 to July 2010; Vice President, Sales Operations from 2006 to 2008; Vice President, Asia Pacific Sales from 2003 to 2006; Director, Marketing and APAC Distribution Sales from 1999 to 2003; and Country Manager, South Asia Sales from 1996 to 1999.
James C. Lee, 56, has served as our Executive Vice President, Chief Legal Officer and Corporate Secretary since July 2025. He previously served as our Senior Vice President, Chief Legal Officer and Corporate Secretary from June 2024 to July 2025. Mr. Lee oversees all legal operations, government relations and public policy at Seagate. Before joining our company, Mr. Lee served as Senior Vice President, General Counsel & Corporate Secretary at Maxar Technologies, a space technology company, from April 2019 to June 2024. Prior to Maxar Technologies, Mr. Lee worked at Aramark Corporation, a food and facilities service provider, for 15 years.
KianFatt Chong, 63, has served as our Executive Vice President, Global Operations since July 2025. Prior to his current role, Mr. Chong was Senior Vice President, Global Operations from October 2020 to July 2025 and Senior Vice President, Global Drive Operations from December 2013 to September 2020. He served as Vice President of China Operations from July 2003 to November 2013, expanding and also spearheading the first campus concept in Seagate with multiple manufacturing operations disciplines all located in a single site. Since joining Seagate in 1989 as an engineer, Mr. Chong has held a variety of leadership positions and has been a key strategic contributor for many of Seagate’s operations and manufacturing capabilities across the global footprints.
Dr. John C. Morris, 59, has served as our Executive Vice President and Chief Technology Officer since July 2025. Prior to his current role, he served as our Senior Vice President, HDD and SSD Products and Chief Technology Officer from 2019 to July 2025. Dr. Morris also served as the Vice President of HDD and SSD Products from August 2015 to August 2019 and as Vice President of Design Engineering and Enterprise Development Group driving focus on technical and strategic alignment with enterprise and cloud customers from September 2013 to August 2015. Since joining the Company in 1996, Dr. Morris has held a variety of engineering leadership positions and has been a key contributor to many of Seagate’s core technologies.
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
•A limited number of our key customers account for a significant portion of our revenue, and we have been, and may in the future be, adversely affected by reduced, delayed, loss of or canceled purchases by one or more of them, including large hyperscale data center companies and CSPs.
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
•Changes in demand for computer systems, data storage subsystems and consumer electronic devices have previously caused, and may in the future cause, a decline in demand for our products.
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
•Cybersecurity threats, vulnerabilities, and other security events affecting our systems, products, or data, or those of our vendors, suppliers, customers, or other third parties, could have a material adverse effect on our business, financial condition, and results of operations.
Risks Associated with Supply and Manufacturing
•Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, have in the past and may in the future affect our production and development of products and harm our operating results.
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

Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new data storage product offerings. We have faced and may continue to face technological, operational and financial challenges in developing new products or improvements to existing products. In addition, our investments in new product development or improvements to existing products may not yield the anticipated results. Our market share, revenue and results of operations have been, and in the future may be adversely affected by our failure to:
•develop new products, identify business strategies and timely introduce competitive product offerings to meet technological shifts;
•consistently maintain our time-to-market performance with our products;
•manufacture products in adequate volume;
•meet specifications or satisfy compatibility requirements;
•qualify products with key customers on a timely basis by meeting our customers’ performance, quality and security specifications; or
•achieve acceptable manufacturing yields, quality and margins for our products.
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
When we develop or improve new products with higher capacity and more advanced technology, our results of operations may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products experience increases in failure rates, are of low quality or are not reliable, customers may reduce their purchases of our products, our factory utilization may decrease and our manufacturing rework and scrap costs, along with our service and warranty costs may increase. In addition, a decline in the reliability of our products may make it more difficult for us to effectively compete with our competitors.
Additionally, we may be unable to produce new or improved products that have higher capacities and more advanced technologies in the volumes and timeframes that are required to meet customer demand. As part of our launch of the Mozaic hard drive platform, we are transitioning to key areal density recording technologies that use HAMR technology to increase HDD capacities. If our transitions to more advanced technologies, including the transition to HDDs utilizing HAMR technology, require development, qualification or production cycles that are longer than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may lose sales and market share, which could significantly harm our financial results and reputation.
We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If our new or improved products are not successful, our future results of operations may be adversely affected.
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

We also experience competition from other companies that produce alternative storage technologies such as flash memory. Increasing capacity, decreasing cost, energy efficiency and performance improvements have expanded SSD adoption in Edge IoT and Data Center. In data center environments, nearline HDDs and enterprise grade SSDs complement one another for most workloads, however, for certain high-performance workloads, the two storage media can compete. In Edge IoT and client applications, solid-state storage continues to displace lower capacity HDDs. Further adoption of SSDs or other alternative storage technologies may limit our total addressable HDD market, impact the competitiveness of our product portfolio and reduce our market share. Any resulting increase in competition could have a material and adverse effect on our business, financial condition and results of operations.
Our industry has experienced consolidation and may continue to consolidate. Consolidation may result in new or stronger competitors, and favorable market conditions, technological developments or sustained increases in pricing or profitability may also encourage new market entrants, and such competitors may have greater resources or competitive advantages. In addition, current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers, that result in declines in revenue or willingness to purchase from or sell to us, as applicable, on favorable terms.
A limited number of our key customers account for a significant portion of our revenue, and we have been, and may in the future be, adversely affected by reduced, delayed, loss of or canceled purchases by one or more of them, including large hyperscale data center companies and CSPs.
A limited number of our key customers, including OEMs, large hyperscale data center companies and CSPs, account for a significant portion of our revenue. In fiscal year 2026, one customer accounted for approximately 14% of our consolidated revenue. This concentration means that the loss of, or a significant reduction in purchases by, any one of these customers could have a disproportionate effect on our results. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases or delay product acceptances, or we were prohibited from selling to those key customers for any reason, such as export regulations or other factors beyond our control, our revenues and results of operations may be materially and adversely affected, particularly if we are unable to collect any applicable cancellation charges. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be a difficult, costly or prolonged process to attract and sign new key customers.
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
Our results of operations are highly dependent on cloud, enterprise and consumer spending and the resulting demand for our products. Reduced demand, particularly from our key cloud and enterprise customers as a result of a significant change in macroeconomic conditions or other factors, may result in a significant reduction or cancellation of their purchases from us, which has in the past and may in the future materially and adversely impact our business and financial condition. Demand for our products may fluctuate significantly and can be difficult to predict due to changes in customer inventory levels, technology transitions, cloud capital spending, the timing of hyperscale deployments, our customers’ capital expenditure budgets and the pace of their AI-related infrastructure investments, the timing of our customers’ monetization of their AI investments and broader economic conditions.
Our manufacturing process requires us to make significant product-specific investments in inventory for production at least three to six months in advance. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected, particularly in our data center markets where customer ordering patterns may shift rapidly in response to changes in cloud capital spending, the timing of hyperscale deployments, our customers’ capital expenditure budgets and the pace of their AI-related infrastructure investments, and the timing of our customers’ monetization of their AI investments. Because we must also make decisions regarding manufacturing capacity and related investments well in advance of anticipated demand, forecasting errors may result in either excess capacity and associated underutilization costs or insufficient capacity to meet customer demand on a timely basis, either of which could adversely affect our business, financial condition and results of operations. In addition, because of our vertical design and manufacturing strategy, operations have significant fixed costs that are difficult to reduce in the short-term, including our costs relating to utilization of existing facilities and equipment. If we fail to forecast demand accurately or if there is a partial or complete reduction in long term demand for our products, we may also experience excess and obsolescence of inventory, higher inventory carrying costs, factory underutilization charges and manufacturing rework costs, which have resulted in and could in the future result in material and adverse effects on our financial condition and results of operations. For example, due to customer inventory adjustments, we have in the past experienced, and may in the future experience, a slowdown in demand for our products, particularly in the data center market. These reductions in demand have required us to significantly reduce manufacturing production plans and recognize factory underutilization charges in fiscal years 2024 and 2023.
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

Changes in demand for computer systems, data storage subsystems and consumer electronic devices have previously caused, and may in the future cause, a decline in demand for our products.
Our products are incorporated in computers, data storage systems deployed in data centers and consumer electronic devices. Historically, demand for these products has been volatile, and unexpected slowdowns in demand for computers, data storage subsystems or consumer electronic devices generally result in sharp declines in demand for our products. Declines in customer spending on the systems and devices that incorporate our products could have a material and adverse effect on demand for our products and on our financial condition and results of operations. Uncertain global economic and business conditions can exacerbate, and have in the past exacerbated, these risks.
Our sales to consumer and client-centric markets remain an important part of our business, and these markets have been, and we expect them to continue to be, adversely affected by:
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
The deterioration of demand for disk drives in these consumer and client-centric markets has accelerated, and we believe this deterioration may continue and may further accelerate, which has caused and could further cause our operating results to suffer.
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
Prices for our products are denominated predominantly in dollars, even when sold to customers located outside the United States. An increase in the value of the dollar could increase the real cost to our customers in those markets outside of the United States. This could adversely impact our sales and market share in such areas or increase pressure to lower our prices, and adversely impact our profit margins. In addition, we have revenue and expenses denominated in currencies other than the dollar, primarily the Thai Baht, Singaporean dollar, Chinese Renminbi and British Pound Sterling, which further exposes us to adverse movements in foreign currency exchange rates. A weakened dollar could increase the effective cost of our expenses such as payroll, utilities, tax and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material and adverse effect on our results of operations. We manage the impact of foreign currency translation risk by entering into foreign currency forward exchange contracts to hedge our balance sheet exposures. Our hedging strategy may be ineffective, and specific hedges may expire and not be renewed or may not offset any portion, or may offset only a portion, of the adverse financial impact resulting from currency variations. The hedging activities may not cover our full exposure, subject us to certain counterparty credit risks and may impact our results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.
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
Cybersecurity threats, vulnerabilities, and other security events affecting our systems, products, or data, or those of our vendors, suppliers, customers, or other third parties, could have a material adverse effect on our business, financial condition, and results of operations.
We rely extensively on information technology systems, networks, and cloud-based platforms, including those operated by vendors, suppliers, and other third parties, to support our business operations. We and our third party providers are regularly subject to cybersecurity threats and attempted cyberattacks of varying types and degrees of sophistication, including phishing, social engineering, malware, ransomware, unauthorized access attempts, and other malicious activities. Such threats are common across our industry, continue to increase in frequency and sophistication, and may be difficult to prevent, detect, or mitigate, particularly as AI capabilities evolve to allow increasingly complex cyberattacks. Actual or perceived cybersecurity vulnerabilities or software or firmware defects affecting our products or services could also expose our customers’ systems, data, or operations to unauthorized access or other adverse impacts. This risk may be heightened as our products are deployed in increasingly interconnected enterprise, cloud, edge, and data center environments.

We have implemented security measures designed to prevent, detect, and respond to cybersecurity threats, but these measures may not be effective against all threats or prevent every incident. We cannot guarantee that our or our third party providers’ products, systems, components, software, or infrastructure are free of exploitable defects, bugs, or vulnerabilities, and use of AI technologies by us or our customers, suppliers, or other third parties may increase the complexity and effectiveness of cybersecurity threats and introduce new vulnerabilities into systems, software, products, and business processes. A cybersecurity incident or other compromise of our products, systems, or AI technologies used in our business, or those of our customers or third party providers, could result in unauthorized access to, disclosure, loss, misuse, or corruption of proprietary, confidential, or personal information, including intellectual property or information about our manufacturing, financials, customers, or employees. Cybersecurity incidents, as well as efforts to prevent, detect, or respond to such incidents, also may impair the functionality of our products, information technology systems, manufacturing operations, supply chain activities, product development efforts, or other critical business functions, or result in increased costs associated with investigation, containment, remediation and recovery, product updates, customer support, customer claims, contractual disputes, litigation, indemnification obligations, regulatory investigations, fines or penalties, damage to our reputation, and reduced sales or profitability. Any of these events, whether affecting our systems directly, the products and services we provide, or the systems of third parties on which we depend, could have a material adverse effect on our business, financial condition, and results of operations.
RISKS ASSOCIATED WITH SUPPLY AND MANUFACTURING
Shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, as well as reliance on single-source suppliers, have in the past and may in the future affect our production and development of products and harm our operating results.
The cost, quality and availability of components, subassemblies, certain equipment and raw materials used to manufacture our products are critical to our success. Particularly important for our products are components such as read/write heads, substrates for recording media, ASICs, spindle motors, printed circuit boards, suspension assemblies, DRAM and NAND flash memory. Certain rare earth elements are also critical in the manufacture of our products. Many of these rare earth elements are sourced from China, which accounts for a majority of the global supply and processing capacity for these materials. As a result, any current or potential future export restrictions or bans by the Chinese government, as well as any import restrictions or bans by the U.S. government, on rare earth minerals could materially and adversely impact our supply chain continuity and operating results. In addition, the equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Our efforts to control our costs, including capital expenditures, may also affect our ability to obtain or maintain such inputs and equipment, which could affect our ability to meet future demand for our products.
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
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business, our industry and market conditions, and could limit our ability to borrow additional funds on satisfactory terms, or at all, for operations or capital to implement our business strategies; and
•covenants in our debt agreements, including our existing Credit Agreement (as defined herein), limit, among other things, our ability to pay future dividends or make other restricted payments and investments and to incur additional indebtedness, which could restrict our ability to execute on our business strategy or react to the economic environment.
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

Pursuant to the terms of the indenture governing the 2028 Notes, if one or more holders elect to exchange their 2028 Notes, we would be required to settle the principal portion of our exchange obligation in cash, and any remainder of the exchange obligation in excess of such principal amount in cash, ordinary shares issued by us or a combination of cash and ordinary shares, at our election. Such cash payment obligations could adversely affect our liquidity. We are also required under applicable accounting rules to classify the outstanding principal of such 2028 Notes as a current rather than long-term liability, which results in a reduction of our net working capital.
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
In addition, our operations are conducted at a limited number of facilities, and those of many of our direct and indirect suppliers, manufacturing vendors and customers are similarly concentrated in a limited number of geographic locations. Because our manufacturing footprint, and those of our key suppliers, is concentrated in relatively few sites, a disruption at any single location could affect a disproportionate share of our production capacity and operations, and any of the foregoing risks could be exacerbated as a result.

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
Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (“EAR”) administered by BIS and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. The United States, through BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, persons and entities, as well as for certain end-uses, such as military, military-intelligence and weapons of mass destruction end-uses. The U.S. government also imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies. Although we have controls and procedures designed to ensure compliance with all applicable regulations and orders, we cannot predict whether changes in laws or regulations by the United States, China or another jurisdiction will affect our ability to sell our products and services to existing or new customers. Additionally, we cannot ensure that our interpretation of relevant restrictions and regulations will be accepted in all cases by relevant regulatory and enforcement authorities. On April 18, 2023, we entered into a Settlement Agreement with BIS (the “Settlement Agreement”) that resolved BIS’ allegations regarding our sales of hard disk drives to Huawei. We agreed to complete three audits of our compliance with the license requirements of Section 734.9 of the EAR, and have completed the first two audits. The Settlement Agreement also includes a denial order that is suspended and will be waived five years after the date of the order issued under the Settlement Agreement, provided that we have made full and timely payments under the Settlement Agreement and timely completed the audit requirements. Despite our best efforts to comply with the terms of the Settlement Agreement, we may fail to do so. Failure to comply with the Settlement Agreement could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from a range of export-related activities, including exporting our products subject to the EAR outside of the United States, and could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
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
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded and/or intensified in the future, creating heightened uncertainty for our business operations. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our third-party resellers, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in the Asia Pacific region and other geographies that have been the recent focus of changes in U.S. export control policies. Various U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips, computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially and adversely affect our business, results of operations, financial condition and cash flows.

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
We continue to face significant and ongoing uncertainty with regard to global trade policy, particularly in light of previously announced and potential additional actions by the U.S. government and its trading partners. Current U.S. government trade policy includes tariffs on certain non-U.S. goods, including information and communication technology products. These and any new measures may materially increase costs for goods imported from key jurisdictions into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties, could lower our margin on products sold and negatively impact our financial performance.
In addition, evolving trade policies may lead to abrupt or unpredictable changes in tariffs, quotas, duties or trade agreements, potentially disrupting our supply chain and/or leading to an increase in costs. Changes in U.S. trade policy have also resulted in, and could result in more, foreign jurisdictions adopting responsive trade policies, including imposition of new or increased tariffs, quotas, duties, or other restrictions targeting products from outside jurisdictions or limiting the export of necessary components or critical materials. For example, countries where we have significant customer demand may adopt measures that increase the effective cost of our products in those markets, which could reduce sales volumes and harm our competitive position.
These developments, whether occurring individually or in the aggregate, could materially disrupt our operations and impair our ability to efficiently manage our global supply chain. Increased tariffs or other trade restrictions may raise our cost of goods, delay the sourcing of materials and constrain our ability to fulfill customer orders on a timely basis. Additionally, retaliatory trade measures by other countries could make it more difficult or costly to export our products or components, potentially leading to increased costs and/or reduced demand in non-U.S. markets. These and any future trade policy changes may have a material and adverse impact on our business and financial condition. While we continue to monitor trade developments and evaluate risk mitigation strategies, we may not be able to fully, or even partially, offset the effects of these evolving trade dynamics, or anticipate future regulatory actions that could affect the cost or availability of necessary components or critical materials.

Our business is exposed to risks associated with litigation, investigations and regulatory proceedings that may cause us to incur significant expense or adversely impact our results of operations and financial condition.
From time to time, we have been and may continue to be involved in various legal, regulatory or administrative investigations, inquiries, negotiations or proceedings. See “Item 8. Financial Statements and Supplementary Data—Note 12. Legal, Environmental and Other Contingencies” contained in this Annual Report for a description of material legal proceedings. Litigation and government investigations or other proceedings are subject to inherent risks and uncertainties that may cause an outcome to differ materially from our expectations and may result in us being required to pay substantial damages, fines or penalties and cease certain practices or activities, and may harm our reputation and market position, all of which could materially harm our business, results of operations and financial conditions. The costs associated with litigation and government proceedings can also be unpredictable depending on the complexity and length of time devoted to such litigation or proceeding. Litigation and governmental investigations or other proceedings may also divert the efforts and attention of our key personnel, which could also harm our business.
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
In particular, potential uncertainty of changes to global tax laws, including global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and tax laws in any jurisdiction in which we operate have had and may continue to have an effect on our business, corporate structure, operations, sales, liquidity, capital requirements, effective tax rate, results of operations, and financial performance. Several jurisdictions in which we operate have enacted legislation either partially or fully implementing the OECD’s Pillar Two global corporate minimum tax, also known as the top-up tax. The Pillar Two framework for the global minimum tax has increased the level of income tax that Seagate is subject to.
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
We rely on a combination of patents, trademarks, proprietary know-how, copyright and trade secret laws, confidentiality agreements, security measures and licensing arrangements to protect our intellectual property rights. We are frequently involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing patents, trademarks and other intellectual property rights of third parties. We expect that we will be involved in similar disputes in the future.
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
We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See “Item 8. Financial Statements and Supplementary Data—Note 12. Legal, Environmental and Other Contingencies” contained in this report for a description of material intellectual property proceedings.

Our business and certain products and services depend in part on intellectual property and technology licensed from third parties, as well as data centers and infrastructure operated by third parties.
Our business and some of our products rely on or include intellectual property licensed from third parties, including open source licenses. We may not be able to obtain or continue to obtain licenses from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. Third-party components and technology may become obsolete, defective or incompatible with future versions of our products or services, or our relationship with the third party may deteriorate, or our agreements may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we monitor and manage our use of third-party software, including both proprietary and open source license terms to avoid subjecting our products and services to conditions we do not intend, such as the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. The terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products or services. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, financial condition, results of operations and cash flow, such as diverting resources away from our development efforts if we are required to take remedial action.
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
Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for qualified and capable personnel in many locations in which we operate, including China, Northern Ireland, Singapore, Thailand and the United States, and we cannot assure that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future. Additionally, because a portion of our key personnel’s compensation is contingent upon the performance of our business, including through cash bonuses and equity compensation, when the market price of our ordinary shares fluctuates or our results of operations or financial condition are negatively impacted, we may be at a competitive disadvantage for retaining and hiring employees. Conversely, sustained appreciation in the market price of our ordinary shares may increase the risk of unexpected employee attrition as vested equity awards become more valuable. Our historical restructurings and variability in bonus payouts have made and may continue to make it difficult for us to recruit and retain personnel. Increased difficulty in accessing, recruiting or retaining personnel may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations. The loss of one or more of our key personnel or the inability to hire and retain key personnel could have a material and adverse effect on our business, results of operations and financial condition.
We are subject to risks related to corporate and social responsibility that could adversely affect our reputation and performance.
Many factors influence our reputation including the perception held by our customers, suppliers, partners, shareholders, other key stakeholders and the communities in which we operate. Our key customers’ satisfaction with the volume, quality and timeliness of our products is a material element of our market reputation, and any damage to our key customer relationships could materially and adversely affect our reputation. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as human capital, employee health and safety, environmental stewardship, sustainability, supply chain management, climate change, the usage of AI, workplace conduct and human rights. The increasing concern over climate change could also result in shifting customer preferences and regulations. Changing customer preferences may result in increased demands or requirements regarding our solutions, products and services, including the use of packaging materials, chemicals and other components in our products. These demands may cause us to incur additional costs or make other changes to our operations, which could adversely affect our financial results. If we fail to manage these requirements in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We have implemented a cybersecurity risk management program designed to identify, assess and manage material risks from cybersecurity threats based on relevant industry standards. The cybersecurity program is reviewed at least annually by the Audit and Finance Committee (as defined below) and organizational leaders, as well as whenever there is a material change in our business practices or a change in applicable law that may reasonably affect our response procedures. In addition, we periodically assess the design and, where applicable, the operational effectiveness of the program’s key processes and controls, including our preparedness to respond to cybersecurity incidents that may adversely affect the confidentiality, integrity or availability of our information systems or any information residing therein.
Cybersecurity risk management is an important part of our overall risk management framework. We conduct mandatory cybersecurity awareness training for all employees, regardless of level or title, other than manufacturing specialists as these employees do not have access to our digital infrastructure. We also provide additional training for designated roles, such as incident response personnel and senior management, as appropriate. We perform enterprise and site tabletop exercises annually to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness. Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall risk management program.
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
Our material manufacturing, product development and marketing and administrative facilities at July 3, 2026 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
United States
California	Leased	575,000	Product development, marketing and administrative and operational offices
Colorado	Leased	533,000	Product development, administrative and operational offices
Minnesota	Owned/Leased	1,157,000	Manufacture of recording heads and product development
Asia
China
Wuxi	Leased	707,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned (1)	631,000	Manufacture of substrates
Singapore
Woodlands	Owned/Leased (1)	1,543,000	Manufacture of media, administrative and operational offices
Ayer Rajah	Leased	440,000	Product development, administrative and operational offices
Thailand
Korat	Owned/Leased	2,706,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	453,000	Manufacture of drive subassemblies
___________________________________
(1) Land leases for these facilities expire on various dates through 2068.
As of July 3, 2026, we owned or leased a total of approximately 9.8 million square feet of space worldwide. We believe that our existing properties are in good operating condition and are suitable for the operations for which they are used.
ITEM 3.LEGAL PROCEEDINGS
See “Item 8. Financial Statements and Supplementary Data—Note 12. Legal, Environmental and Other Contingencies”.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our ordinary shares trade on the NASDAQ Global Select Market under the symbol “STX”.
As of July 31, 2026, there were approximately 406 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2026 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 2, 2021 to July 3, 2026. This is compared with the cumulative total return of the Dow Jones U.S. Computer Hardware Index and the Standard & Poor’s 500 Stock Index (“S&P 500”) over the same period. The graph assumes that on July 2, 2021, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN
Among Seagate Technology Holdings plc, The S&P 500 Index
And The Dow Jones U.S. Computer Hardware Index

1100
1000
900
800
700
600
500
400
300
200
100
0
7/2/2021
7/1/2022
6/30/2023
6/28/2024
6/27/2025
7/3/2026
Seagate Technology Holdings plc
S&P 500
Dow Jones U.S. Computer Hardware

	7/2/2021	7/1/2022	6/30/2023	6/28/2024	6/27/2025	7/3/2026
Seagate Technology Holdings plc	$100.00	$81.97	$76.98	$132.94	$187.12	$1,093.96
S&P 500	100.00	89.38	106.90	133.15	153.34	187.57
Dow Jones U.S. Computer Hardware	100.00	99.77	140.36	157.38	152.95	250.43

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
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal year ended July 3, 2026, including statutory tax withholdings related to vesting of employee equity awards (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1st Quarter through 3rd Quarter of Fiscal Year 2026	0.7	$255.37	0.3	$4,935
April 4, 2026 through May 1, 2026	0.2	533.60	0.2	4,824
May 2, 2026 through May 29, 2026	—	779.10	—	4,824
May 30, 2026 through July 3, 2026	—	885.79	—	4,824
Through 4th Quarter of Fiscal Year 2026	0.9		0.5	$4,824
___________________________________
(1) For the fiscal year 2026, the total number of shares repurchased includes approximately 0.4 million related to the tax withholding from the vesting of restricted stock units.
(2) The Company’s Board of Directors increased the authorization for the repurchase of its outstanding shares to $5.0 billion on May 21, 2025.
As of July 3, 2026, $4.8 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
ITEM 6.[Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal years ended July 3, 2026 and June 27, 2025. Discussions of year-to-year comparisons between fiscal years 2025 and 2024 are not included in this Annual Report on Form 10-K and can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2025, which was filed with the SEC on August 1, 2025.
You should read this discussion in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2026 comprised of 53 weeks and ended on July 3, 2026. Fiscal year 2025 comprised of 52 weeks and ended on June 27, 2025. Fiscal year 2032 will be comprised of 53 weeks and will end on July 2, 2032.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of Fiscal Year 2026. Highlights of events in fiscal year 2026 that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing fiscal years 2026 and 2025.
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

For an overview of our business, see “Part I, Item 1. Business”.
Overview of Fiscal Year 2026
During fiscal year 2026, we shipped 789 exabytes of HDD storage capacity. We generated revenue of approximately $12.2 billion with a gross margin of 46% and net income of $3.2 billion. Our operating cash flow was $3.7 billion and we paid $634 million in dividends and repurchased $176 million of our ordinary shares.
We reduced our outstanding debt by $1.4 billion through exchanges of our 2028 Notes for total consideration of $1.3 billion cash and approximately 12.6 million of our ordinary shares as well as repurchases of Senior Notes.
Recent Developments, Economic Conditions and Challenges
During fiscal year 2026, demand for our data storage solutions strengthened. Growth was led by data center end markets in which we experienced sustained demand for our high capacity nearline drives across global cloud customers, as well as increasing sales for enterprise edge deployments. Customers continue to invest in data center infrastructure to serve both traditional data intensive workloads along with growing AI related applications. The ongoing adoption of these applications increases the volume of data being generated, retained and reused, which we believe supports demand growth for scalable, cost-efficient and reliable storage solutions.
At the same time, the macroeconomic environment remains dynamic, marked by heightened geopolitical uncertainty and evolving trade policies. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. However, we believe the structural changes that we have made to the business, including executing our pricing strategy and maintaining supply discipline, together with the long-term customer engagements we have in place provide greater visibility into future demand trends. We believe our hard drive storage business will continue to benefit from growing demand for data creation, retention and utilization supported by the increasing value organizations derive from their data.
For a further discussion of the uncertainties and business risks, see “Part I, Item 1A. Risk Factors” of our Annual Report.
Results of Operations
We list in the tables below summarized information from our Consolidated Statements of Operations and Comprehensive Income by dollar amounts and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025
Revenue	$12,195	$9,097
Cost of revenue	6,637	5,897
Gross profit	5,558	3,200
Product development	755	724
Marketing and administrative	577	561
Legal settlement	105	—
Restructuring and other, net	27	25
Income from operations	4,094	1,890
Other expense, net	(404)	(377)
Income before income taxes	3,690	1,513
Provision for income taxes	506	44
Net income	$3,184	$1,469

	Fiscal Years Ended
(As a percentage of Revenue)	July 3, 2026	June 27, 2025
Revenue	100%	100%
Cost of revenue	54	65
Gross margin	46	35
Product development	6	8
Marketing and administrative	5	6
Legal settlement	1	—
Restructuring and other, net	—	—
Operating margin	34	21
Other expense, net	(3)	(4)
Income before income taxes	31	17
Provision for income taxes	4	1
Net income	27%	16%
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025
Revenues by Channel (%)
OEMs	81%	80%
Distributors	13%	12%
Retailers	6%	8%
Revenues by Geography (%) (1)
Americas	50%	49%
Asia Pacific	40%	41%
EMEA	10%	10%
Revenues by Market (%)
Data Center	80%	75%
Edge IoT	20%	25%

HDD Exabytes Shipped
Nearline	695	497
Non-nearline	94	98
Total	789	595
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	Change	% Change
Revenue	$12,195	$9,097	$3,098	34%
Revenue in fiscal year 2026 increased approximately 34%, or $3.1 billion, from fiscal year 2025, primarily due to an increase in nearline exabytes shipped reflecting higher demand for nearline products and favorable pricing actions undertaken by the Company.

Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	Change	% Change
Cost of revenue	$6,637	$5,897	$740	13%
Gross profit	5,558	3,200	2,358	74%
Gross margin	46%	35%
For fiscal year 2026, gross margin increased by 11 percentage points compared to the prior fiscal year primarily driven by pricing actions undertaken by the Company and product mix shift to higher capacity products.
Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	Change	% Change
Product development	$755	$724	$31	4%
Marketing and administrative	577	561	16	3%
Legal settlement	105	—	105	100%
Restructuring and other, net	27	25	2	8%
Operating expenses	$1,464	$1,310	$154
Product Development Expense. Product development expenses for fiscal year 2026 increased by $31 million from fiscal year 2025 primarily due to a $22 million increase in outside services costs, a $7 million increase in compensation and other employee benefits and a $7 million increase in facilities costs, partially offset by an $8 million decrease in material expenses.
Marketing and Administrative Expense. Marketing and administrative expenses for fiscal year 2026 increased by $16 million from fiscal year 2025 primarily due to an $11 million increase in compensation and other employee benefits and a $5 million increase in information technology expenses.
Legal settlement. We recorded a charge of $105 million in fiscal year 2026 related to a litigation matter. Refer to “Item 8. Financial Statements and Supplementary Data—Note 12. Legal, Environmental and Other Contingencies” for more details.
Restructuring and Other, net. In fiscal year 2026, we recorded $27 million of restructuring charges, primarily related to employee related termination benefits. In fiscal year 2025, we recorded $25 million of restructuring charges in Operating expenses, primarily related to employee related termination benefits and right-of-use (“ROU”) asset impairment charges.
Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	Change	% Change
Other expense, net	$404	$377	$27	7%
Other expense, net for fiscal year 2026 primarily related to $284 million of interest expense and $151 million of net loss from debt transactions, partially offset by $30 million of interest income. Other expense, net for fiscal year 2025 primarily related to $321 million of interest expense and $53 million loss on investments.
Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	Change	% Change
Provision for income taxes	$506	$44	$462	1,050%
We recorded an income tax provision of $506 million for fiscal year 2026 compared to an income tax provision of $44 million for fiscal year 2025.

We established Singapore as our principal executive offices in fiscal year 2024. Our parent holding company owns various U.S. and non-Singaporean subsidiaries that operate in multiple non-Singaporean income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax incentive programs we operate under in Singapore and Thailand. Starting from fiscal year 2026, major jurisdictions that we operate in have implemented Pillar Two global minimum tax. Our effective tax rate was 13.73% for fiscal year 2026 and 2.91% for fiscal year 2025.
Our income tax recorded for fiscal year 2026 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs, offset by the effects of Pillar Two global minimum tax. The fiscal year 2026 provision for income taxes also includes a discrete tax benefit related to the release of certain valuation allowances in connection with the OBBBA in July 2025 and net excess tax benefits related to share-based compensation expense.
Our income tax provision recorded for fiscal year 2025 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of (i) tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs and (ii) changes in valuation allowance.
Liquidity and Capital Resources
The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, we believe our sources of cash will continue to be sufficient to fund our operations and meet our cash requirements for the next 12 months. Although there can be no assurance, we believe that our financial resources, along with controlling our costs and capital expenditures, will allow us to manage the ongoing impact of market demand disruptions on our business operations for the foreseeable future. However, some challenges to our industry and to our business continue to remain uncertain and cannot be predicted at this time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to global economic factors.
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of July 3, 2026. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements among others, see “Part I, Item 1A. Risk Factors” of our Annual Report.
Cash and Cash Equivalents

	As of
(Dollars in millions)	July 3, 2026	June 27, 2025	Change
Cash and cash equivalents	$1,704	$891	$813
The following table summarizes results from the Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025
Net cash flow provided by (used in):
Operating activities	$3,674	$1,083
Investing activities	(525)	(276)
Financing activities	(2,337)	(1,274)
Net increase (decrease) in cash, cash equivalents and restricted cash	$812	$(467)
Cash Provided by Operating Activities
Cash provided by operating activities for fiscal year 2026 was $3.7 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:

•an increase of $575 million in accounts receivable, primarily due to increased revenue;
•an increase of $131 million in inventory, primarily due to an increase in work-in-process inventory; partially offset by
•an increase of $528 million in accrued expenses, income taxes and warranty, primarily due to an increase in accrued income taxes and legal settlements;
•an increase of $66 million in accounts payable, primarily due to an increase in capital expenditures.
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
Cash Used in Investing Activities
In fiscal year 2026, we used $525 million net cash for investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of $569 million, partially offset by $31 million proceeds from the sale of certain investments and $15 million proceeds from business divestiture.
In fiscal year 2025, we used $276 million net cash for investing activities, which was primarily due to payments for the purchase of property, equipment and leasehold improvements of $265 million and net cash used in the acquisition of Intevac of $47 million, which includes proceeds from the sale of Intevac’s investments post-acquisition (refer to “Item 8. Financial Statements and Supplementary Data—Note 16. Acquisition and Divestiture” for more details), offset by $10 million from the sale of equity investments, and $25 million from the proceeds of business divestiture.
Cash Used in Financing Activities
Net cash used in financing activities of $2.3 billion for fiscal year 2026 was primarily attributable to the following activities:
•$1.4 billion redemption and repurchase of long-term debt;
•$634 million in dividend payments;
•$176 million in payments for repurchases of our ordinary shares;
•$119 million taxes paid related to net share settlement of equity awards; and
•$22 million debt fees relating to redemption and repurchase of long-term debt and debt exchange; partially offset by
•$56 million in proceeds from the issuance of ordinary shares under employee stock plans.
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

Liquidity Sources
Our primary sources of liquidity as of July 3, 2026, consist of: (1) approximately $1.7 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined within “Item 8. Financial Statements and Supplementary Data—Note 4. Debt”).
As of July 3, 2026, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.
As of July 3, 2026, the Credit Agreement includes one financial covenant, net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenants. As of July 3, 2026, we were in compliance with all of the covenants under our debt agreements.
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
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of July 3, 2026, we had unconditional purchase obligations of approximately $2.1 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.6 billion of these commitments to be paid within one year. In addition, we also had certain long-term market share based non-cancellable inventory purchase commitments as of July 3, 2026.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of July 3, 2026, we had unconditional commitments of $465 million primarily related to purchases of equipment, of which approximately $375 million is expected to be paid within one year. For fiscal year 2027, supporting volume ramp of hard drives utilizing HAMR technology, we expect capital expenditures to be higher than fiscal year 2026 and still within our target range of 4-6% of revenue.
Operating leases
We are a lessee in several operating leases related to real estate facilities for warehouse, office and lab space. As of July 3, 2026, the amount of future minimum rent expense for both occupied and vacated facilities under non-cancelable operating lease contracts was $437 million, of which $66 million is expected to be paid within one year. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Leases” for details.

Long-term debt and interest payments on debt
As of July 3, 2026, the future principal payment obligation on our long-term debt was $3.6 billion, which will mature in more than one year. As of July 3, 2026, future interest payments on this outstanding debt are estimated to be approximately $1.3 billion, of which $243 million is expected to be paid within one year. On June 11, 2026, we issued a Notice of Full Provisional Redemption to holders of the 2028 Notes for the remaining principal amount of $185 million. On September 8, 2026, all then-outstanding Notes that are called for Redemption and which have not been submitted for exchange will be redeemed for cash at a price equal to the principal amount plus accrued and unpaid interest. Additionally, subsequent to our Consolidated Balance Sheet date, on July 15, 2026, we redeemed $1 billion principal amount of certain Senior Notes. From time to time, we may refinance, repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Debt” for more details.
Legal settlements
As of July 3, 2026, we accrued a total of $225 million relating to legal settlements, of which $150 million is expected to be paid within one year and $75 million thereafter. Refer to “Item 8. Financial Statements and Supplementary Data—Note 12. Legal, Environmental and Other Contingencies” for more details.
Income Tax
As of July 3, 2026, we had a $43 million liability for unrecognized tax benefits, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Dividends
On July 28, 2026, our Board of Directors declared a quarterly cash dividend of $0.74 per share, which will be payable on October 7, 2026 to shareholders of record as of the close of business on September 24, 2026. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During fiscal year 2026, we repurchased approximately 1 million of our ordinary shares including approximately 0.4 million shares withheld for statutory tax withholdings related to vesting of employee equity awards. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities”. As of July 3, 2026, $4.8 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash investment portfolio. As of July 3, 2026, we had immaterial available-for-sale investments, none of which had been in a continuous unrealized loss position for a period greater than 12 months.
We have fixed rate debt obligations, which we enter into for general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of July 3, 2026.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at July 3, 2026
	2027	2028	2029	2030	2031	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$475	$—	$—	$—	$—	$—	$475	$475
Average interest rate	3.59%	—%	—%	—%	—%	—%	3.59%
Debt
Fixed rate	$—	$186	$381	$636	$599	$1,801	$3,603	$5,511
Average interest rate	—%	3.50%	4.09%	7.15%	5.29%	8.05%	6.78%
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
The table below provides information as of July 3, 2026 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$38	0.76	$—
Chinese Renminbi	43	6.80	—
Singapore Dollar	66	1.29	—
Thai Baht	83	33.34	1
Total	$230		$1
___________________________________________________________________________________
(1) Equivalent to the unrealized net gain (loss) on existing contracts.
Commodity Price Risk. We are exposed to commodity price risk due to changes in the prices of precious metals used in the manufacturing of our products, which could have an impact on our financial results. From time to time, we may use commodity forward contracts to manage exposure related to certain precious metal purchase commitments. The notional amount of the forward contracts was not material as of July 3, 2026 and hence the potential impact in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would not be material.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	July 3, 2026	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,704	$891
Accounts receivable, net	1,534	959
Inventories, net	1,571	1,440
Other current assets	412	363
Total current assets	5,221	3,653
Property, equipment and leasehold improvements, net	2,034	1,657
Goodwill	1,221	1,221
Deferred income taxes	1,105	1,066
Other assets, net	391	426
Total Assets	$9,972	$8,023
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,748	$1,604
Accrued employee compensation	377	352
Accrued warranty	73	60
Current portion of long-term debt	185	—
Accrued expenses	744	632
Total current liabilities	3,127	2,648
Long-term accrued warranty	125	77
Other non-current liabilities	1,173	756
Long-term debt, less current portion	3,380	4,995
Total Liabilities	7,805	8,476
Commitments and contingencies (See Notes 10, 12 and 13)
Shareholders’ Equity (Deficit):
Ordinary shares and additional paid-in capital	8,078	7,706
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(5,911)	(8,151)
Total Shareholders’ Equity (Deficit)	2,167	(453)
Total Liabilities and Shareholders’ Equity (Deficit)	$9,972	$8,023
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Revenue	$12,195	$9,097	$6,551

Cost of revenue	6,637	5,897	5,015
Product development	755	724	654
Marketing and administrative	577	561	460
Legal settlement	105	—	—
Restructuring and other, net	27	25	(30)
Total operating expenses	8,101	7,207	6,099

Income from operations	4,094	1,890	452

Interest income	30	25	15
Interest expense	(284)	(321)	(332)
Net gain from termination of interest rate swap	—	—	104
Net gain from business divestiture	—	8	313
Net loss from debt transactions	(151)	(7)	(29)
Other, net	1	(82)	(78)
Other expense, net	(404)	(377)	(7)

Income before income taxes	3,690	1,513	445
Provision for income taxes	506	44	110
Net income	$3,184	$1,469	$335

Comprehensive income (loss), net of tax:
Effects of derivative instruments	3	—	(103)
Effects of post-retirement plans	5	(6)	2
Foreign currency translation adjustments	—	—	1
Other comprehensive income (loss), net of tax	8	(6)	(100)
Comprehensive income	$3,192	$1,463	$235

Net income per share:
Basic	$14.54	$6.93	$1.60
Diluted	$13.90	$6.77	$1.58
Number of shares used in per share calculations:
Basic	219	212	209
Diluted	229	217	212
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
OPERATING ACTIVITIES
Net income	$3,184	$1,469	$335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276	251	264
Share-based compensation	213	200	127
Net loss from debt transactions	151	7	7
Net gain from business divestiture	—	(8)	(313)
Deferred income taxes	(34)	(8)	78
Other non-cash operating activities, net	43	137	34
Changes in operating assets and liabilities:
Accounts receivable, net	(575)	(513)	192
Inventories, net	(131)	(201)	(99)
Accounts payable	66	(242)	227
Accrued employee compensation	(3)	207	6
Accrued expenses, income taxes and warranty	528	(155)	(183)
Other assets and liabilities	(44)	(61)	243
Net cash provided by operating activities	3,674	1,083	918
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(569)	(265)	(254)
Proceeds from the sale of assets	—	1	40
Purchases of investments	(2)	—	—
Proceeds from sale of investments	31	51	14
Proceeds from business divestiture	15	25	326
Cash used in acquisition of businesses, net of cash acquired	—	(88)	—
Net cash (used in) provided by investing activities	(525)	(276)	126
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,442)	(1,078)	(1,288)
Proceeds from issuance of long-term debt	—	400	1,500
Dividends to shareholders	(634)	(600)	(585)
Repurchases of ordinary shares	(176)	—	—
Taxes paid related to net share settlement of equity awards	(119)	(54)	(38)
Proceeds from issuance of ordinary shares under employee stock plans	56	72	66
Other financing activities, net	(22)	(14)	(128)
Net cash used in financing activities	(2,337)	(1,274)	(473)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	1
Increase (decrease) in cash, cash equivalents and restricted cash	812	(467)	572
Cash, cash equivalents and restricted cash at the beginning of the year	893	1,360	788
Cash, cash equivalents and restricted cash at the end of the year	$1,705	$893	$1,360
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$281	$324	$303
Cash paid for income taxes, net of refunds	$40	$42	$30
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For Fiscal Years Ended July 3, 2026, June 27, 2025 and June 28, 2024
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at June 30, 2023	207	—	7,373	98	(8,670)	(1,199)
Net income	—	—	—	—	335	335
Other comprehensive loss	—	—	—	(100)	—	(100)
Issuance of ordinary shares under employee stock plans	4	—	66	—	—	66
Capped calls related to the issuance of exchangeable notes	—	—	(95)	—	—	(95)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(38)	(38)
Dividends to shareholders ($2.80 per ordinary share)	—	—	—	—	(587)	(587)
Share-based compensation	—	—	127	—	—	127
Balance at June 28, 2024	210	—	7,471	(2)	(8,960)	(1,491)
Net income	—	—	—	—	1,469	1,469
Other comprehensive loss	—	—	—	(6)	—	(6)
Issuance of ordinary shares under employee stock plans	3	—	72	—	—	72
Tax withholding related to vesting of restricted share units	—	—	—	—	(54)	(54)
Dividends to shareholders ($2.86 per ordinary share)	—	—	—	—	(606)	(606)
Share-based compensation	—	—	163	—	—	163
Balance at June 27, 2025	213	—	7,706	(8)	(8,151)	(453)
Net income	—	—	—	—	3,184	3,184
Other comprehensive income	—	—	—	8	—	8
Partial conversion of Exchangeable Senior Notes	13	—	131	—	—	131
Issuance of ordinary shares under employee stock plans	2	—	56	—	—	56
Repurchases of ordinary shares	—	—	—	—	(176)	(176)
Tax withholding related to vesting of restricted share units	(1)	—	—	—	(119)	(119)
Dividends to shareholders ($2.94 per ordinary share)	—	—	—	—	(649)	(649)
Share-based compensation	—	—	185	—	—	185
Balance at July 3, 2026	227	$—	$8,078	$—	$(5,911)	$2,167
See Notes to Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of mass-capacity data storage, accelerating the world’s ability to harness the full value of data. It designs and manufactures hard disk drives (“HDDs”), storage systems and related solutions serving two principal end markets: Data center and Edge / Internet of Things (“Edge IoT”). Data Center serves cloud and enterprise environments that rely on scalable, high-capacity storage infrastructure to support AI-enabled computing, business-critical applications and other data-intensive workloads. Edge IoT supports industrial and consumer oriented environments where data is increasingly processed and stored closer to where it is created.
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
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2026 comprised of 53 weeks and ended on July 3, 2026. Fiscal years 2025 and 2024 comprised of 52 weeks and ended on June 27, 2025 and June 28, 2024, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2032 will be comprised of 53 weeks and will end on July 2, 2032.
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
Warranty. The Company estimates probable product warranty costs at the time revenue is recognized and records the estimated charge in Cost of revenue on the Company’s Consolidated Statements of Operations and Comprehensive Income. The Company generally provides warranty on its products for a period of 1 to 5 years. The Company's warranty provision considers estimated product failure rates, trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. The Company also exercises judgment in estimating its ability to sell refurbished products.
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
Revenue from sales of products is generally recognized upon transfer of control to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products, net of sales taxes. This typically occurs upon shipment from the Company. When applicable, the Company includes shipping charges billed to customers in Revenue and includes the related shipping costs in Cost of revenue on the Company's Consolidated Statements of Operations and Comprehensive Income.
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

At the end of the reporting period, the Company has unfulfilled product purchase orders which represent performance obligations not delivered, or partially undelivered under existing customer contracts. Some of these purchase orders are non-cancellable in nature. As of July 3, 2026, all non-cancellable purchase orders are less than one year in duration and are expected to be fulfilled in the next twelve months. The Company applied the optional exemption to not disclose the value of these remaining performance obligations as they are part of a contract that has an original expected duration of one year or less.
The Company expenses sales commissions as incurred because the amortization period would have been one year or less. These costs are recorded as Marketing and administrative in the Company’s Consolidated Statements of Operations and Comprehensive Income.
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
Advertising Expense. The cost of advertising is expensed as incurred. Advertising costs were approximately $20 million, $21 million and $18 million in fiscal years 2026, 2025 and 2024, respectively.
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
Equity Investments. From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives, which are accounted for either under equity method or the measurement alternative. These investments are included in Other assets, net in the Company's Consolidated Balance Sheets and are subsequently adjusted through Other, net in the Consolidated Statements of Operations and Comprehensive Income.
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
The Company’s strategic investments are periodically analyzed to determine whether or not there are indicators of impairment by assessing factors such as deterioration of earnings, adverse change in market/industry conditions, the ability to operate as a going concern, and other factors which indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statements of Operations and Comprehensive Income.

Foreign Currency Remeasurement and Translation. The U.S. dollar is the functional currency for all of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the balance sheet date at exchange rates in effect at the end of each period. The gains and losses from the remeasurement are included in Other, net in the Company's Consolidated Statements of Operations and Comprehensive Income.
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
Government Incentives. The Company enters into government incentive arrangements with domestic and foreign, local, regional and national governments, which vary in size, duration and conditions. Government incentives, primarily cash grants, are recognized when there is reasonable assurance that the incentives will be received and the Company will comply with the conditions specified in the agreement. Operating-related incentives are offset against the related expense in the period the expense is incurred. Capital-related incentives are recognized as a reduction in the carrying amounts of the related Property, equipment and leasehold improvements, net within the Company’s Consolidated Balance Sheets and result in a reduction to depreciation expense over the useful lives of the assets. Government incentives received prior to being earned are recognized in current or non-current deferred income within Accrued expenses and Non-current liabilities, whereas government incentives earned prior to being received are recognized in current or non-current receivables within Other current assets or Other assets, net, respectively, in the Company's Consolidated Balance Sheets. Cash received from government incentives related to operating expenses is included as an operating activity in the Statements of Cash Flows, whereas cash received from incentives related to the acquisition of property, equipment and leasehold improvements, net is included as an investing activity.
Incentives received from governments are subject to various confidentiality provisions. In general, they are related to manufacturing of HDDs, enhancing centers of excellence, product development and innovation capabilities. These incentives have initial terms ranging from 1 to 5 years. If conditions are not satisfied, the incentives are subject to reduction, recapture or termination.
In fiscal year 2026, approximately $112 million, $37 million and $14 million of operating grants were recognized as reductions to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statements of Operations and Comprehensive Income. Capital-related incentives reduced gross property, plant and equipment by $29 million as of July 3, 2026 and the reduction to depreciation expense was not material. As of July 3, 2026, the grant receivables of $113 million and $13 million were reflected within Other current assets and Other assets, net in the Company's Consolidated Balance Sheets.
In fiscal year 2025, approximately $38 million, $12 million and $5 million of operating grants were recognized as reductions to Cost of revenue, Product development and Marketing and administrative, respectively, in the Consolidated Statements of Operations and Comprehensive Income. Capital-related incentives reduced gross property, plant and equipment by $45 million as of June 27, 2025 and the reduction to depreciation expense was not material. As of June 27, 2025, the grant receivables of $89 million were reflected within Other current assets in the Company's Consolidated Balance Sheets. In fiscal year 2024, approximately $3 million of operating grants were recognized as reductions to Cost of revenue and Product development in the Consolidated Statements of Operations and Comprehensive Income.
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

Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for expected credit losses based upon factors surrounding the credit risk of customers, global macroeconomic conditions and an analysis of specific exposures. As of July 3, 2026, three customers accounted for 18%, 16% and 10%, respectively, of the Company’s accounts receivable. As of June 27, 2025, one customer accounted for 18% of the Company’s accounts receivable.
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
Manufacturing Concentration. The Company manufactures certain critical components at a limited number of facilities. A significant disruption at these facilities, including disruption from natural disasters, geopolitical events or other circumstances, could interrupt production and adversely affect the Company’s ability to meet customer demand. Alternative production capacity may not be available or capable of being qualified within a reasonable period.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company adopted the disclosure requirement for its annual reporting in fiscal year 2026 on a prospective basis. Refer to “Note 5. Income Taxes”.
In November 2024, the FASB issued ASU 2024-04 (ASC Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted the guidance on a prospective basis in fiscal year 2026 and applied the amendments in the ASU to the exchanges of the 2028 Notes. Refer to “Note 4. Debt”.
Recently Issued Accounting Pronouncements
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

2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that reconciles to the corresponding amount in the Company’s Consolidated Statements of Cash Flows:

(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
Cash and cash equivalents	$1,704	$891	$1,358
Restricted cash included in Other current assets	1	2	2
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,705	$893	$1,360
Accounts Receivable, net
In connection with the Company’s factoring agreements, from time to time the Company sells accounts receivables to third parties for cash proceeds less a discount.
During fiscal year 2026, the Company did not sell any accounts receivable to a third party. During fiscal year 2025, the Company sold accounts receivable without recourse for cash proceeds of $692 million and no amount remained subject to servicing by the Company as of June 27, 2025. The discounts on accounts receivable sold were immaterial for fiscal year 2025 and $11 million for fiscal year 2024.
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	July 3, 2026	June 27, 2025
Raw materials and components	$307	$374
Work-in-process	1,088	838
Finished goods	176	228
Total inventories, net	$1,571	$1,440
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	July 3, 2026	June 27, 2025
Vendor receivables	$123	$121
Other current assets	289	242
Total	$412	$363
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	July 3, 2026	June 27, 2025
Land and land improvements		$22	$18
Equipment	3 – 10	8,661	8,566
Buildings and leasehold improvements	Up to 30	1,572	1,413
Construction in progress		421	333
Gross property, equipment and leasehold improvements		10,676	10,330
Less: accumulated depreciation and amortization		(8,642)	(8,673)
Property, equipment and leasehold improvements, net		$2,034	$1,657

Depreciation expense, which includes amortization of leasehold improvements, was $268 million, $251 million and $264 million for fiscal years 2026, 2025 and 2024, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2026, 2025 and 2024, the Company’s capitalized interest was immaterial.
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	July 3, 2026	June 27, 2025
Dividends payable	$168	$153
Other accrued expenses	576	479
Total	$744	$632
Other Non-Current Liabilities
The details of the other non-current liabilities were as follows:

(Dollars in millions)	July 3, 2026	June 27, 2025
Deferred contract liabilities	$188	$211
Non-current income tax payable	436	1
Non-current lease liabilities	293	317
Other accrued expenses	256	227
Total	$1,173	$756
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
The details of the outstanding supplier financing obligation were as follows:

	For the Fiscal Year Ended
(Dollars in millions)	July 3, 2026	June 27, 2025
Outstanding at the beginning of the period	$20	$50
Added to the program during the period	1,817	1,344
Settled during the period	(1,437)	(1,374)
Outstanding at the end of the period	$400	$20

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains/(Losses) on Derivative Instruments	Unrealized Gains/(Losses) on Post-Retirement Plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2024	$—	$(2)	$—	$(2)
Other comprehensive loss before reclassifications	—	(7)	—	(7)
Amounts reclassified from AOCI	—	1	—	1
Other comprehensive loss	—	(6)	—	(6)
Balance at June 27, 2025	$—	$(8)	$—	$(8)
Other comprehensive income before reclassifications	3	5	—	8
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income	3	5	—	8
Balance at July 3, 2026	$3	$(3)	$—	$—
3.Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was $1.2 billion as of July 3, 2026 and June 27, 2025. Goodwill recognized as a result of the acquisition of Intevac, Inc. during fiscal year 2025 was not material. There were no other material additions to, disposals of, impairments of or translation adjustments to goodwill in fiscal years 2026 and 2025.
Other Intangible Assets
Other intangible assets recognized as a result of the acquisition of Intevac, Inc. during fiscal year 2025 was $19 million. Refer to Note 16. Acquisition and Divestiture for more information. Other intangible assets consist primarily of existing technology acquired in business combinations and are presented in Other assets, net in the Company’s Consolidated Balance Sheets. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations and Comprehensive Income.
The net carrying value of other intangible assets for fiscal years 2026 and 2025 was $11 million and $19 million, with $8 million amortization expense during fiscal year 2026, immaterial and no amortization expense for fiscal years 2025 and 2024, respectively. The weighted average remaining useful life is 2 years and 3 years as of July 3, 2026 and June 27, 2025, respectively.

4.Debt
The following table provides details of the Company’s debt as of July 3, 2026 and June 27, 2025:

(Dollars in millions)	July 3, 2026	June 27, 2025
Unsecured Senior Notes issued by Seagate HDD Cayman (1)
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “Old June 2029 Notes”) (3)	$38	$452
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “Old July 2029 Notes”) (4)	38	138
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “Old December 2029 Notes”) (5)	8	500
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “Old January 2031 Notes”) (4)	22	237
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “Old July 2031 Notes”) (4)	16	61
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “Old 8.50% July 2031 Notes”) (4)	29	500
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “Old 2032 Notes”) (3)	19	750
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “Old 2034 Notes”) (3)	162	489
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd. (2)
$400 issued on May 27, 2025 at 5.875% due July 15, 2030 (the “2030 Notes”) (4)	400	400
$431 issued on June 30, 2025 at 4.091% due June 1, 2029 (the “New June 2029 Notes”) (3)	332	—
$100 issued on June 30, 2025 at 3.125% due July 15, 2029 (the “New July 2029 Notes”) (4)	98	—
$492 issued on June 30, 2025 at 8.25% due December 15, 2029 (the “New December 2029 Notes”) (5)	492	—
$213 issued on June 30, 2025 at 4.125% due January 15, 2031 (the “New January 2031 Notes”) (4)	177	—
$45 issued on June 30, 2025 at 3.375% due July 15, 2031 (the “New July 2031 Notes”) (4)	45	—
$471 issued on June 30, 2025 at 8.50% due July 15, 2031 (the “New 8.50% July 2031 Notes”) (4)	471	—
$731 issued on June 30, 2025 at 9.625% due December 1, 2032 (the “New 2032 Notes”) (3)	731	—
$328 issued on June 30, 2025 at 5.75% due December 1, 2034 (the “New 2034 Notes”) (3)	327	—
Exchangeable Senior Notes(1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”) (6)	186	1,500
	3,591	5,027
Less: unamortized debt issuance costs	(26)	(32)
Debt, net of debt issuance costs	3,565	4,995
Less: current portion of long-term debt, net of debt issuance costs	(185)	—
Long-term debt, less current portion	$3,380	$4,995
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
In accordance with the terms of the Exchange Offers and consent solicitations, the Company accepted for exchange all Old Notes validly tendered. The Exchange Offers and the consent solicitations were settled on June 30, 2025. No gain or loss was recorded as the Exchange Offers were accounted for as a debt modification. The Company incurred immaterial third party fees for the Exchange Offers during fiscal year 2026.

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
In connection with the 2028 Notes, the Company and Seagate HDD entered into privately negotiated capped call transactions with certain financial institutions. The current cap price of the capped call transactions is $107.746 per share. The cost of the capped call transactions was $95 million, which met certain accounting criteria to be accounted under Additional Paid-in Capital as part of the Shareholders’ Deficit and are not accounted as derivatives in the Company’s Consolidated Balance Sheets.
In fiscal year 2024 the entire outstanding principal amount of certain term loans were repaid from the proceeds of the 2028 Notes issuance. The exchange was accounted for as a debt extinguishment and the Company recorded a net loss of $29 million, which was included in the Net loss from debt transactions in the Company’s Consolidated Statements of Operations and Comprehensive Income in fiscal year 2024. In connection with the repayment of these loans, the Company terminated certain interest rate swap agreements on September 13, 2023 and received cash proceeds of $25 million from the counterparty. The cash proceeds are reported within Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows during the fiscal year ended 2024. The Company discontinued the related hedge accounting prospectively and realized a net gain of $104 million in Net gain from termination of interest rate swap in the Consolidated Statements of Operations and Comprehensive Income during the fiscal year ended 2024. Additionally, $6 million of the gains were amortized to Interest expense prior to the termination of interest rate swap in the Company’s Consolidated Statements of Operations and Comprehensive Income in fiscal year 2024.
On November 12, 2025, the Company completed separate, privately negotiated exchange agreements with certain holders of the 2028 Notes and exchanged $500 million total principal amount for consideration of $500 million cash and approximately 4.3 million shares of the Company’s common stock. On February 19, 2026, the Company completed separate, privately negotiated exchange agreements with certain holders of the 2028 Notes and exchanged $600 million total principal amount for consideration of $600 million cash and approximately 6 million shares of the Company’s common stock. On May 27, 2026, the Company completed separate, privately negotiated exchange agreements with certain holders of the 2028 Notes and exchanged $186 million total principal amount for consideration of $186 million cash and approximately 2 million shares of the Company’s common stock. The Company accounted for these exchange transactions as induced conversion transactions pursuant to the adoption of ASU 2024-04 and recognized a non-cash induced conversion expense of $131 million within Net loss from debt transactions in the Company’s Consolidated Statements of Operations and Comprehensive Income in fiscal year 2026, with a corresponding increase to Additional Paid-in Capital. There was no corresponding change to the $1.5 billion notional value of the capped call transactions.
In May 2026, holders of $28 million aggregate principal amount of the 2028 Notes exercised their exchange right in accordance with the terms of the indenture. In settlement, the Company paid $28 million principal amount in cash and delivered approximately 0.3 million shares of the Company’s common stock in respect of the exchange obligation in excess of the principal amount. The exchanges were effected strictly under the original terms of the indenture, with no amendment to the exchange terms and no incremental consideration or inducement offered to holders, and therefore they were accounted for as conversions under ASC 470-20-40-4. Accordingly, no gain or loss was recognized in the Consolidated Statements of Operations and Comprehensive Income. The net carrying amount of the exchanged Notes, including allocated unamortized debt issuance costs, was reduced by the cash paid, and the remainder was recorded in Additional Paid-in Capital. In June 2026, holders of approximately $35 million aggregate principal amount of the 2028 Notes exercised their exchange rights pursuant to the terms of the indenture. Upon settlement, the Company will pay the principal amount of the exchanged notes in cash and deliver shares of its common stock in respect of the exchange value in excess of the principal amount. The exchanges are expected to be settled in August 2026 following completion of the applicable observation period under the indenture.
Seagate HDD may redeem the 2028 Notes at its option on or after September 8, 2026, in whole or in part, if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Seagate HDD provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (a “Provisional Redemption”).

On June 11, 2026, the Company issued a Notice of Full Provisional Redemption to holders of the 2028 Notes. On September 8, 2026, all then-outstanding Notes that are called for Redemption and which have not been submitted for exchange will be redeemed for cash at a price equal to the principal amount plus accrued and unpaid interest. Holders of any 2028 Notes (the “Redemption Called Notes”) may exchange such Redemption Called Notes at any time prior to the close of business on the second scheduled trading day preceding September 8, 2026. After this time, the right to exchange any Redemption Called Notes will expire unless Seagate HDD fails to pay the applicable redemption price, in which case a holder may exchange any Redemption Called Notes until the redemption price is paid.
Upon exchange of any Redemption Called Notes, Seagate HDD will pay cash up to the aggregate principal amount of 2028 Notes to be exchanged and will cause to be delivered ordinary shares of the Company in respect of any remainder of the exchange obligation in excess of such principal amount. The exchange rate for the 2028 Notes as of July 3, 2026 is 12.1368 ordinary shares per $1,000 principal amount of 2028 Notes, which is equivalent to an exchange price of $82.39 per share as of July 3, 2026. The exchange rate was adjusted from 12.1363 ordinary shares per $1,000 principal amount of 2028 Notes on June 24, 2026, and is subject to further adjustment pursuant to the terms of the indenture.
For the fiscal years ended July 3, 2026 and June 27, 2025, the effective interest rate for the 2028 Notes was 3.94%, with contractual interest expense of $34 million and $52 million, respectively, and immaterial amortization of debt issuance costs.
Debt Repurchases
During fiscal year 2026, $89 million principal amount of the New June 2029 Notes, $2 million principal amount of the New July 2029 Notes, $36 million principal amount of the New January 2031 Notes and $1 million principal amount of the Old January 2031 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial net gain on these repurchases during fiscal year 2026, which was included in Net loss from debt transactions in the Company’s Consolidated Statements of Operations and Comprehensive Income.
2029 and 2031 Notes
On July 15, 2026, the entire outstanding principal amounts of the Old December 2029 Notes, the New December 2029 Notes, the Old 8.50% July 2031 Notes and the New 8.50% July 2031 Notes totaling $1 billion were redeemed. The Company expects to record a net loss of approximately $45 million in the first quarter of fiscal year 2027.
Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “Credit Agreement”) which provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. On July 3, 2026, no borrowings were outstanding under the Credit Agreement.
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

Future Principal Payments on Long-term Debt
At July 3, 2026, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2027	$—
2028	186
2029	381
2030	636
2031	599
Thereafter	1,801
Total	$3,603
5.Income Taxes
Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
U.S.	$316	$233	$249
Non-U.S.	3,374	1,280	196
	$3,690	$1,513	$445
The provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
Current income tax expense:
U.S.	$23	$16	$2
Non-U.S.	520	32	30
Total Current	543	48	32
Deferred income tax expense:
U.S.	(50)	(5)	71
Non-U.S.	13	1	7
Total Deferred	(37)	(4)	78
Provision for income taxes	$506	$44	$110

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025
Deferred tax assets
Accrued warranty	$44	$32
Inventory carrying value adjustments	30	37
Receivable allowances	6	15
Accrued compensation and benefits	72	66
Capitalized research expenses	230	110
Depreciation	—	4
Restructuring accruals	2	—
Lease liabilities	62	64
Other accruals and deferred items	32	10
Net operating losses	297	477
Tax credit carryforwards	609	598
Capital loss carryforwards	68	72
Other assets	53	55
Gross: Deferred tax assets	1,505	1,540
Less: Valuation allowance	(337)	(423)
Net: Deferred tax assets	1,168	1,117
Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(7)	(5)
Depreciation	(18)	—
Right-of-use assets	(55)	(59)
Net: Deferred tax liabilities	(80)	(64)
Total net deferred tax assets	$1,088	$1,053
At July 3, 2026, the Company recorded $1.1 billion of net deferred tax assets. The realization of most of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company’s management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company re-evaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.
The deferred tax asset valuation allowance decreased by $86 million in fiscal year 2026, primarily due to releases in valuation allowance associated with the enactment of the One Big Beautiful Bill Act and changes in tax attributes associated with an internal reorganization that were fully offset by a valuation allowance.
At July 3, 2026, the Company had U.S. tax net operating losses of approximately $2.3 billion, expiring from fiscal year 2027 to fiscal year 2045, and credit carryforwards of approximately $735 million, of which $135 million have no expiration date and the rest expire from fiscal year 2027 through fiscal year 2046. At July 3, 2026, the Company had non-U.S. tax net operating loss carryforwards of approximately $117 million, all of which are indefinite lived. As of July 3, 2026, the Company had gross U.S. capital loss carryforwards of $288 million, which if not utilized, will expire as of fiscal year 2029.
As of July 3, 2026, approximately $98 million and $38 million of the Company’s total U.S. net operating loss and tax credit carryforwards, respectively, are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code.
The Company established Singapore as its principal executive offices in fiscal year 2024. The Singaporean statutory tax rate of 17% is used for purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate. The following table presents a reconciliation to our effective tax rate pursuant to the prospective adoption of ASU 2023-09 for the fiscal year ended July 3, 2026:

	Fiscal Year Ended
(Dollars in millions)	July 3, 2026
Provision (benefit) at Singapore federal statutory rate	$627	17.00%
Foreign Tax Effects:
United States
Changes in valuation allowances	(42)	(1.14)%
Share-based Compensation	(55)	(1.49)%
Other	11	0.30%
Other foreign jurisdictions	21	0.57%
Changes in Valuation Allowance	(44)	(1.19)%
Nontaxable or nondeductible items
Interest Expense	39	1.06%
Other	19	0.52%
Changes in unrecognized tax benefits	47	1.27%
Other adjustments
Effect of Rates different than statutory	(591)	(16.02)%
Internal Re-organization	48	1.30%
Other	4	0.11%
Qualified Domestic Minimum Top-up Tax	422	11.44%
Effective Tax Rate	$506	13.73%
The following table presents a reconciliation between the provision for income taxes at the statutory rate and the effective tax rate for the fiscal years ended June 27, 2025 and June 28, 2024:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2025	June 28, 2024
Provision at statutory rate	$257	$76
Permanent differences	4	5
Valuation allowance	(18)	47
Effect of rates different than statutory	(190)	(2)
Research credit	(6)	(9)
Capital loss carryforward	(2)	(11)
Other individually immaterial items	(1)	4
Provision for income taxes	$44	$110
The following table summarizes the cash paid for income taxes for the period indicated:

Fiscal Year Ended
(Dollars in millions)	July 3, 2026
U.S.	$19
Non-U.S.	21
Total Cash Paid for Income Taxes (Net of Refunds)	$40
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028.

A substantial portion of the Company's operations in Singapore and Thailand operate under various tax incentive programs, which expire in whole or in part at various dates into fiscal year 2034. Certain tax incentives may be extended if specific conditions are met. The net impact of these tax incentive programs, after factoring in offsetting qualified domestic minimum top-up tax, resulted in an increase to the Company’s net income by approximately $197 million in fiscal year 2026 ($0.86 per share, diluted), an increase to the Company's net income by approximately $285 million in fiscal year 2025 ($1.32 per share, diluted) and an increase to the Company’s net income by approximately $40 million in fiscal year 2024 ($0.19 per share, diluted).
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
As of July 3, 2026 and June 27, 2025, the Company had approximately $155 million and $107 million, respectively, of unrecognized tax benefits excluding interest and penalties. These amounts, if recognized, would impact the effective tax rate subject to certain future valuation allowance offsets.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
Balance of unrecognized tax benefits at the beginning of the year	$107	$112	$116
Gross increase for tax positions of prior years	—	2	3
Gross decrease for tax positions of prior years	—	(17)	(12)
Gross increase for tax positions of current year	48	11	5
Lapse of statutes of limitation	—	(1)	—
Balance of unrecognized tax benefits at the end of the year	$155	$107	$112
It is the Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations and Comprehensive Income. Interest and penalties recorded on these tax positions were not material to any periods presented in the Consolidated Statements of Operations and Comprehensive Income. As of July 3, 2026, accrued interest and penalties related to unrecognized tax benefits did not materially change compared to fiscal year 2025.
The Company is required to file U.S. and non-U.S. income tax returns. The Company is no longer subject to examination of its U.S. income tax returns for years prior to fiscal year 2022 and prior to fiscal year 2016 for non-U.S. income tax returns.
6.Leases
The Company is a lessee in several operating leases related to real estate facilities for warehouse, office and lab space.
The Company’s lease arrangements comprise operating leases with various expiration dates through 2068. The lease term includes the non-cancelable period of the lease, adjusted for options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Finance leases were not material for fiscal years 2026, 2025 and 2024, respectively.
During fiscal year 2024, the Company sold and leased back certain properties and recorded a net gain of $30 million within Restructuring and other, net in the Consolidated Statements of Operations and Comprehensive Income.
Operating lease costs include short-term lease costs and are shown net of immaterial sublease income. The components of lease costs and other information related to operating leases were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
Operating lease cost	$72	$76	$72
Variable lease cost	5	5	3
Total lease cost	$77	$81	$75

Operating cash outflows from operating leases	$68	$69	$63

During fiscal year 2026, ROU assets obtained in exchange for new operating lease liabilities was $13 million. During fiscal year 2025, the ROU assets obtained in exchange for new operating lease liabilities was not material. During fiscal year 2024, the Company obtained $47 million ROU assets in exchange for new operating lease liabilities.

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Weighted-average remaining lease term	6.7 years	7.7 years	8.6 years
Weighted-average discount rate	8.41%	8.55%	8.45%
ROU assets and lease liabilities for operating leases included in the Company’s Consolidated Balance Sheets were as follows:

		Fiscal Years Ended
(Dollars in millions)	Balance Sheet Location	July 3, 2026	June 27, 2025
ROU assets	Other assets, net	$323	$353
Current lease liabilities	Accrued expenses	40	61
Non-current lease liabilities	Other non-current liabilities	293	317
At July 3, 2026, future lease payments included in the measurement of operating lease liabilities were as follows (in millions):

Fiscal Year	Amount
2027	$66
2028	58
2029	64
2030	60
2031	62
Thereafter	127
Total lease payments	437
Less: imputed interest	(104)
Present value of lease liabilities	$333
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

		July 3, 2026				June 27, 2025
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$474	$—	$—	$474	$226	$—	$—	$226
Time deposits	Cash and cash equivalents	—	—	—	—	—	26	—	26
Total cash equivalents		474	—	—	474	226	26	—	252
Derivative assets	Other current assets	—	1	—	1	—	1	—	1
Total assets		$474	$1	$—	$475	$226	$27	$—	$253
As of July 3, 2026 and June 27, 2025, the Company’s Other current assets included $1 million and $2 million, respectively, of restricted cash equivalents held as collateral at banks for various performance obligations.
As of July 3, 2026 and June 27, 2025, the Company had no material available-for-sale investments that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no impairment related to credit losses for available-for-sale investments for fiscal year 2026. In fiscal year 2025, the Company sold available-for-sale investments for $41 million. The Company also recorded a net loss of $15 million on available-for-sale investments, related to downward adjustments to write down the carrying amount of certain investments to their fair value during fiscal year 2025, which was recorded to Other, net in the Company’s Consolidated Statements of Operations and Comprehensive Income.
The fair value and amortized cost of the Company’s available-for-sale investments as of July 3, 2026 and June 27, 2025 was immaterial.
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
For the investments that are accounted under the measurement alternative, the Company recorded a net gain of $14 million for fiscal year 2026, primarily due to the sale of an investment. The Company recorded a net loss of $39 million for fiscal year 2025, related to downward adjustments to write down the carrying amount of certain investments to their fair value. As of July 3, 2026 and June 27, 2025, the carrying value of the Company’s strategic investments under the measurement alternative was $19 million and $26 million, respectively.

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

	July 3, 2026		June 27, 2025
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Exchangeable Senior Notes
3.50% Exchangeable Senior Notes due June 2028	$186	$1,913	$1,500	$2,654
Unsecured Senior Notes Issued by Seagate HDD Cayman
4.091% Senior Notes due June 2029	38	38	452	453
3.125% Senior Notes due July 2029	38	35	138	125
8.25% Senior Notes due December 2029	8	8	500	535
4.125% Senior Notes due January 2031	22	20	237	218
3.375% Senior Notes due July 2031	16	14	61	52
8.50% Senior Notes due July 2031	29	31	500	538
9.625% Senior Notes due December 2032	19	21	750	854
5.75% Senior Notes due December 2034	162	163	489	482
Unsecured Senior Notes Issued by Seagate Data Storage Technology Pte. Ltd.
4.091% Senior Notes due June 2029	332	333	—	—
3.125% Senior Notes due July 2029	98	90	—	—
8.25% Senior Notes due December 2029	492	598	—	—
5.875% Senior Notes due July 2030	400	407	400	407
4.125% Senior Notes due January 2031	177	169	—	—
3.375% Senior Notes due July 2031	45	39	—	—
8.50% Senior Notes due July 2031	471	491	—	—
9.625% Senior Notes due December 2032	731	807	—	—
5.75% Senior Notes due December 2034	327	334	—	—
	$3,591	$5,511	$5,027	$6,318
Less: unamortized debt issuance costs	(26)	—	(32)	—
Debt, net of debt issuance costs	$3,565	$5,511	$4,995	$6,318
Less: current portion of debt, net of debt issuance costs	(185)	—	—	—
Long-term debt, less current portion, net of debt issuance costs	$3,380	$5,511	$4,995	$6,318
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
The Company’s non-financial assets, such as goodwill and property, plant and equipment, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. In fiscal year 2025, the Company recorded a ROU asset impairment charge of $10 million in Restructuring and other, net in the Consolidated Statements of Operations and Comprehensive Income to reduce the carrying value of certain ROU assets. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

8.Shareholders’ Equity (Deficit)
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 226,791,724 shares were outstanding as of July 3, 2026, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 3, 2026.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
For the fiscal year ended July 3, 2026, the Company repurchased 0.5 million shares for $176 million under its share repurchase program. As of July 3, 2026, $4.8 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors.
9.Share-Based Compensation
Share-Based Compensation Plans
Seagate Technology Holdings plc Amended and Restated Equity Incentive Plan (the “Amended EIP”): On October 25, 2025, (the “Approval Date”), shareholders of the Company approved the Amended EIP that replaced Seagate Technology Holdings plc 2022 Equity Incentive Plan (the “2022 EIP”). The Amended EIP provides for the grant of various types of awards including RSUs, options, PSUs and share appreciation rights. The maximum number of shares that may be delivered to the participants under the Amended EIP shall not exceed (i) 17.9 million ordinary shares, plus (ii) any shares subject to any outstanding share awards granted under the 2012 Equity Incentive Plan (the “2012 EIP”) that, on or after the Approval Date expire, are cancelled or otherwise terminate, in whole or in part, without having been exercised or redeemed in full, or are settled in cash ((i) and (ii) together being the “Share Reserve”). The maximum aggregate number of shares that may be issued pursuant to RSUs or PSUs (collectively, “Full-Value Share Awards”) shall not exceed 16.1 million ordinary shares. Any shares that are subject to the Amended EIP will be counted against the Share Reserve as one share for every one share granted. As of July 3, 2026, there were 12.2 million ordinary shares available for issuance of Full-Value Share Awards under the Amended EIP.
Seagate Technology Holdings plc Executive Performance Bonus Plan (the “EPB”). Beginning in fiscal year 2023, the Company implemented the EPB utilizing RSUs instead of cash payouts for senior executives. EPB RSUs are granted under the Amended 2022 EIP, pursuant to the achievement of performance targets and individual goals under the EPB.
Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan (the “Amended ESPP”). There are 70 million ordinary shares authorized to be issued under the ESPP. The ESPP consists of a series of six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase the Company’s common stock. The price of common stock purchased equals to 85% of the lesser of the fair market value on the first day or the last day of each offering period. During fiscal years 2026, 2025 and 2024, employees purchased approximately 1 million shares each year under this plan at weighted average prices of $101.06, $77.87 and $54.71 per share, respectively. As of July 3, 2026, approximately 14.7 million ordinary shares were available for future issuance.
Share-Based Compensation Expense
During fiscal years 2026, 2025 and 2024, the Company recognized share-based compensation expense of $213 million, $200 million and $127 million, respectively, with tax benefits of $28 million, $21 million and $5 million. Management made an estimate of expected forfeitures and recognized compensation costs only for those equity awards expected to vest.
Restricted Stock Units
RSUs generally vest over a period of four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting ratably each quarter over the next 36 months, subject to continuous employment with the Company through the vesting date.
The following is a summary of unvested restricted stock activities:

Unvested Restricted Stocks	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at June 27, 2025	2.9	$79.96
Granted	1.1	$163.75
Forfeited	(0.1)	$90.82
Vested	(1.6)	$80.49
Unvested at July 3, 2026	2.3	$118.76
At July 3, 2026, the total unrecognized share-based compensation cost related to unvested restricted stocks was approximately $201 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of restricted stocks vested during fiscal years 2026, 2025 and 2024 was approximately $129 million, $105 million and $105 million, respectively.
The fair value related to RSUs for fiscal years 2026, 2025 and 2024 was estimated using the following assumptions:

	Fiscal Years
	2026	2025	2024
RSUs
Expected term (in years)	1 - 2.2	1 - 2.2	1 - 2.2
Expected dividend rate	0.4 - 1.9%	2.0 - 3.3%	2.4 - 4.4%
Weighted-average expected dividend rate	1.7%	2.6%	4.0%
Weighted-average fair value	$137.45	$96.59	$59.96
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
During both fiscal years 2026 and 2025, the Company recognized approximately $37 million of share-based compensation expense related to EPB RSUs in the Consolidated Statements of Operations and Comprehensive Income, with the corresponding liability recorded within Accrued employee compensation on the Consolidated Balance Sheets. During fiscal year 2024, the Company did not recognize any share compensation expense related to liability awards.
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

Performance-based Share Units	Number of Shares (In millions)	Weighted-Average Grant-Date Fair Value
Unvested at June 27, 2025	0.8	$75.55
Granted	0.2	$166.98
Forfeited	—	$67.73
Vested	(0.3)	$70.60
Unvested at July 3, 2026	0.7	$105.42
At July 3, 2026, the total unrecognized share-based compensation cost related to unvested performance-based share units was approximately $53 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.1 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of performance-based share units vested during fiscal years 2026, 2025 and 2024 was approximately $18 million, $17 million and $6 million, respectively.
The fair value related to PSUs for fiscal years 2026, 2025 and 2024 were estimated using the following assumptions:

	Fiscal Years
	2026	2025	2024
PSUs subject to TSR/ROIC conditions
Expected term (in years)	3.0	3.0	3.0
Volatility	38%	37%	39%
Weighted-average volatility	38%	37%	39%
Expected dividend rate	1.8%	2.8%	4.4%
Weighted-average expected dividend rate	1.8%	2.8%	4.4%
Risk-free interest rate	3.7%	3.5%	4.6%
Weighted-average fair value	$105.42	$75.55	$70.97
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
Employee Savings Plan
The Company offers various defined contribution plans for U.S. and non-U.S. employees. In the U.S., qualified employees under the Seagate 401(k) Plan (the "401(k) plan") may elect to make contributions up to 50% of their eligible earned compensation, but not more than statutory limits. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to a maximum annual employer contribution of $6,000 per participating employee. During fiscal years 2026, 2025 and 2024, the Company made matching contributions of $76 million, $67 million and $65 million, respectively, under defined contribution plans for employees.
10.Guarantees
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

Product Warranty
Changes in the Company’s product warranty liability during the fiscal years ended July 3, 2026 and June 27, 2025 were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025
Balance, beginning of period	$137	$149
Warranties issued	114	68
Repairs and replacements	(64)	(88)
Changes in liability for pre-existing warranties, including expirations	11	8
Balance, end of period	$198	$137
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
The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	Fiscal Years Ended
(In millions, except per share data)	July 3, 2026	June 27, 2025	June 28, 2024
Numerator:
Net income	$3,184	$1,469	$335
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	219	212	209
Weighted-average effect of dilutive securities:
Employee equity award plans	4	2	2
2028 Notes if-converted shares	6	3	1
Total shares for purposes of calculating diluted net income per share	229	217	212
Net income per share
Basic	$14.54	$6.93	$1.60
Diluted	13.90	6.77	1.58
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The capped call transactions related to the 2028 Notes if-converted shares were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive. Other than the capped call, the weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share were not material for the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024.

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
Seagate Technology LLC, et al. v. Headway Technologies, Inc., et al. On February 18, 2020, Seagate Technology LLC and certain of its affiliates, (collectively, the “Seagate Entities”) filed a complaint alleging violations of federal and state antitrust laws as well as breach of contract in the U.S. District Court for the Northern District of California against suppliers of HDD suspension assemblies, including NHK Spring Co. Ltd. (“NHK”), TDK Corporation (“TDK”) and Hutchinson Technology Inc (“HTI”). The Seagate Entities seek to recover damages suffered as a result of the suspension assembly suppliers’ conduct, and additional relief permitted by law. On April 8, 2022, the court dismissed with prejudice all claims against TDK and HTI after the Seagate Entities settled with those defendants. On August 2, 2022, NHK Spring Co. Ltd. filed a motion for Partial Summary Judgment under the Foreign Trade Antitrust Improvement Act (“FTAIA Motion”). On November 17, 2023, the Court granted NHK’s FTAIA Motion on reconsideration, denying the majority of Seagate’s antitrust claims. On January 8, 2026, the Ninth Circuit reversed the District Court’s decision and remanded the case to the District Court, allowing Seagate’s antitrust claims to proceed. The Ninth Circuit subsequently denied NHK’s petition for rehearing, and NHK has since petitioned the U.S. Supreme Court for certiorari.
In re Seagate Technology Holdings plc Securities Litigation. On July 10, 2023 and July 26, 2023, two securities class action lawsuits were filed in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The cases were consolidated on September 25, 2023. On September 12, 2024, the plaintiffs filed the currently operative complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and a class period between September 14, 2020 and April 19, 2023, inclusive. On April 3, 2026, the parties agreed to a settlement in principle to resolve the matter for a total amount of $175 million, approximately $70 million of which will be paid by the Company’s insurers. The parties have since executed a stipulation of settlement. The Company recorded a charge of $105 million which was included in Legal settlement in its Consolidated Statements of Operations and Comprehensive Income. On July 7, 2026, the court granted preliminary approval of the settlement, and a final approval hearing will be held on November 17, 2026.
Godo Kaisha IP Bridge 1 v. Seagate Technology LLC, Seagate Technology (US) Holding, Inc., Seagate Technology (Thailand) Limited, Seagate Singapore International Headquarters Ltd., Seagate Technology (Netherlands) B.V. On March 15, 2024, a patent infringement action was filed by Godo Kaisha IP Bridge 1 (“IP Bridge”) against Seagate in U.S. District Court for the District of Delaware. The case was subsequently transferred to the District Court of Minnesota on September 4, 2024. There are eight patents-in-suit. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $45 million and $75 million were included in Accrued expenses and Other non-current liabilities, respectively, on the Consolidated Balance Sheets as of July 3, 2026. For fiscal year 2026, $75 million was paid and reported as an outflow from operating activities in its Consolidated Statements of Cash Flows.
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
13.Commitments
Unconditional Long-Term Purchase Obligations. As of July 3, 2026, the Company had unconditional long-term purchase obligations of approximately $547 million, primarily related to purchases of inventory components. The Company expects the commitment to total $507 million, $23 million, $13 million, $2 million and $2 million for fiscal years 2028, 2029, 2030, 2031 and thereafter respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of July 3, 2026.
Unconditional Long-Term Capital Expenditures. As of July 3, 2026, the Company had unconditional long-term commitments of approximately $90 million, primarily related to purchases of equipment. The Company expects capital expenditures of $55 million in fiscal year 2028 and $35 million for fiscal years 2029 and thereafter.

14.Business Segment and Geographic Information
The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results, including net income reported on the Consolidated Statements of Operations and Comprehensive Income. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one operating segment.
Significant expense categories regularly provided to and reviewed by the CODM are those presented in the Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes the Company’s long-lived assets by country:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
Long-lived assets:
United States	$815	$672	$658
Thailand	572	546	574
Singapore	494	411	447
United Kingdom	354	233	164
Other	122	148	174
Consolidated	$2,357	$2,010	$2,017
15.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2026	June 27, 2025	June 28, 2024
Revenues by Channel
OEMs	$9,819	$7,282	$4,896
Distributors	1,638	1,060	972
Retailers	738	755	683
Total	$12,195	$9,097	$6,551

Revenue from external customers (1):
United States	$6,146	$4,410	$2,308
Singapore	4,880	3,759	3,429
The Netherlands	1,165	924	802
Other	4	4	12
Total	$12,195	$9,097	$6,551
____________________________________________________
(1) Revenue is attributed to countries based on bill from locations.
In fiscal year 2026, one customer accounted for approximately 14% of consolidated revenue. In fiscal year 2025, one customer accounted for approximately 10% of consolidated revenue. In fiscal year 2024, no customers accounted for more than 10% of consolidated revenue.

16.Acquisition and Divestiture
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
In connection with the acquisition in fiscal year 2025, the Company recorded approximately $97 million of net tangible assets, primarily consisted of cash and investments, $19 million of intangible assets and $2 million of goodwill, none of which was deductible for tax purposes. The Company is amortizing the intangible assets on a straight-line basis over an estimated useful life of three years.
Divestiture
Sale of SoC Operations
On April 23, 2024, the Company entered into an Asset Purchase Agreement with Avago Technologies International Sales Pte. Limited (“Purchaser”), a subsidiary of Broadcom Inc., and sold certain intellectual property, equipment and other assets related to the design, development and manufacture of its SoC products to Purchaser. Purchaser and its affiliates also offered employment to certain of the Company’s employees engaged in the SoC operations. In connection with this transaction, the Company and Purchaser have also restructured certain pre-existing purchasing agreements (collectively, the “Transaction”). Total consideration for this Transaction was $600 million, including cash proceeds of $560 million at close. The remaining $40 million related to standard indemnification clauses, of which $25 million was received during fiscal year 2025 and $15 million was received during fiscal year 2026. The agreement also contains regulatory review indemnification clauses agreed to by both parties in conjunction with the transaction closing.
Based on the valuation performed by the Company, $234 million of the consideration was attributable to the restructuring of pre-existing purchase agreements and recorded as a deferred liability within Other non-current liabilities on the Consolidated Balance Sheets as of June 28, 2024. This deferred liability is classified in Level 3 of the fair value hierarchy. The deferred liability is recognized ratably over the terms of the restructured purchase agreements. Estimating the fair value of the restructuring of pre-existing purchase agreements is judgmental in nature and involves the use of estimates and assumptions. The Company estimated the fair value of its restructuring of pre-existing purchase agreements using the market approach based on discounted cash flow analysis of management’s short-term and long-term forecast of purchase volume and average market price. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics.
As a result of the Transaction, the Company recorded a pre-tax net gain of $313 million from the sale of assets and transfer of liabilities, which included $18 million of goodwill allocated to SoC operations based on its relative fair value of the Company because the disposal group constituted a business for accounting purposes. This was recorded in the Net gain from business divestiture in the Consolidated Statements of Operations and Comprehensive Income during fiscal year 2024. For the fiscal year 2024, the net proceeds of $226 million, net of transaction costs paid, from this Transaction was recorded as an operating inflow and $326 million was recorded as an investing inflow on the Company’s Consolidated Statements of Cash Flows. The Transaction did not meet the criteria of discontinued operation because the disposal did not represent a strategic shift that had a major effect on the Company’s operations and financial results.
17.Subsequent Event
Dividend Declared
On July 28, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.74 per share, which will be payable on October 7, 2026 to shareholders of record as of the close of business on September 24, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seagate Technology Holdings public limited company (the Company) as of July 3, 2026 and June 27, 2025, the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended July 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 3, 2026 and June 27, 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 3, 2026, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 4, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
August 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Seagate Technology Holdings public limited company
Opinion on Internal Control Over Financial Reporting
We have audited Seagate Technology Holdings public limited company’s internal control over financial reporting as of July 3, 2026, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Seagate Technology Holdings public limited company (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 3, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 3, 2026 and June 27, 2025, the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended July 3, 2026, and the related notes and our report dated August 4, 2026 expressed an unqualified opinion thereon.
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
August 4, 2026

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 3, 2026.
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
Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 3, 2026. The effectiveness of our internal control over financial reporting as of July 3, 2026 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2026. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the fiscal quarter ended July 3, 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date	Aggregate number of ordinary shares to be sold pursuant to the trading agreement
Prat S. Bhatt	Director	March 3, 2026	June 2, 2026[1]	—
Gianluca Romano	Executive Vice President and Chief Financial Officer	April 30, 2026	December 31, 2026[2]	72,709
___________________________________
1 The plan was terminated on June 2, 2026. 1,000 shares had previously been sold under the plan, leaving 1,580 outstanding on the date of termination.
2 The plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K are hereby incorporated by reference in this section. In addition, the information set forth in Part I of this report under “Item 1. Business—Executive Officers of the Registrant” is also incorporated by reference in this section.
We have adopted a Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer or controller or persons performing similar functions. This Code of Ethics is available on our website. The Internet address for our website is www.seagate.com (this website is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing), and the Code of Ethics may be found from our main web page by clicking first on “Investors,” next on “Governance” and then on “Code of Ethics”.
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

(b)Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology plc and the Scheme Shareholders	DEF M14A	001-31560	Annex A	3/3/2021
2.2	Asset Purchase Agreement, dated as of April 23, 2024, by and among Seagate Technology Holdings Public Limited Company, Seagate Technology LLC, Seagate Technology HDD (India) Private Limited, Seagate Singapore International Headquarters Pte. Ltd., and Avago Technologies International Sales Pte. Limited	10-Q	001-31560	2.1	4/24/2024
2.3	First Amendment to Asset Purchase Agreement, dated as of July 25, 2025, by and among Seagate Technology Holdings Public Limited Company, Seagate Technology LLC, Seagate Singapore International Headquarters Pte. Ltd., and Avago Technologies International Sales Pte. Limited	10-K	001-31560	2.3	8/1/2025
3.1	Certificate of Incorporation of Seagate Technology Holdings plc	10-K	001-31560	3.1	8/6/2021
3.2	Constitution of Seagate Technology Holdings public limited company as of May 18, 2021 (as amended by special resolution dated May 14, 2021)	S-8	001-31560	4.1	10/20/2021
4.1	Description of Securities	10-K	001-31560	4.1	8/6/2021
4.2	Specimen Ordinary Share Certificate	10-K	001-31560	4.2	8/6/2021
4.3	Indenture for the 2034 Notes dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, Seagate Technology plc, as guarantor and U.S. Bank National Association, as trustee.	8-K	001-31560	4.1	12/2/2014
4.3(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the 2034 Notes dated December 2, 2014, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and U.S. Bank National Association	8-K12B	001-31560	10.5	5/19/2021
4.3(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and U.S. Bank Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 5.750% Senior Notes due 2034	8-K	001-31560	4.32	6/30/2025
4.4	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.2	12/2/2014
4.5	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.6	Indenture for the January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/11/2020
4.6(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the January 2031 Notes dated June 10, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.9	5/19/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 4.125% Senior Notes due 2031	8-K	001-31560	4.28	6/30/2025
4.7	Form of 4.125% Senior Note due January 2031	8-K	001-31560	4.2	6/11/2020
4.8	Registration Rights Agreement for January 2031 Notes dated as of June 10, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/11/2020
4.9	Indenture for the June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	6/18/2020
4.9(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the June 2029 Notes dated June 18, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.10	5/19/2021
4.9(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 4.091% Senior Notes due 2029	8-K	001-31560	4.25	6/30/2025
4.10	Form of 4.091% Senior Note due 2029	8-K	001-31560	4.2	6/18/2020
4.11	Registration Rights Agreement for June 2029 Notes dated as of June 18, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC and BofA Securities Inc.	8-K	001-31560	4.3	6/18/2020
4.12	Indenture for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.1	12/9/2020
4.12(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2029 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.12	5/19/2021
4.12(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 3.125% Senior Notes due 2029	8-K	001-31560	4.26	6/30/2025
4.13	Form of 3.125% Senior Note due July 2029	8-K	001-31560	4.2	12/9/2020
4.14	Registration Rights Agreement for the July 2029 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	12/9/2020
4.15	Indenture for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	4.4	12/9/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.15(a)	Supplemental Indenture, dated as of May 18, 2021, to Indenture for the July 2031 Notes dated December 8, 2020, by and among Seagate Technology Holdings public limited company, Seagate Technology public limited company, Seagate HDD Cayman and Wells Fargo Bank, National Association	8-K12B	001-31560	10.11	5/19/2021
4.15(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 3.375% Senior Notes due 2031	8-K	001-31560	4.29	6/30/2025
4.16	Form of 3.375% Senior Note due 2031	8-K	001-31560	4.5	12/9/2020
4.17	Registration Rights Agreement for the July 2031 Notes dated as of December 8, 2020 among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.6	12/9/2020
4.18	Indenture for the New Notes, dated as of November 30, 2022, among Seagate HDD Cayman, as Issuer, Seagate Technology Unlimited Company and Seagate Technology Holdings plc, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	11/30/2022
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
		10-K	001-31560	4.27(a)	8/2/2024

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.21(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 8.250% Senior Notes due 2029	8-K	001-31560	4.27	6/30/2025
4.22	Form of 8.25% Senior Note due 2029	8-K	001-31560	4.2	5/30/2023
4.23	Registration Rights Agreement for the 2029 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/30/2023
4.24	Indenture for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee.	8-K	001-31560	4.4	5/30/2023
4.24(a)
Supplemental Indenture, dated as of April 22, 2024, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee
		10-K	001-31560	4.30(a)	8/2/2024
4.24(b)	Supplemental Indenture, dated as of June 26, 2025, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee, relating to Seagate HDD Cayman’s 8.500% Senior Notes due 2031	8-K	001-31560	4.30	6/30/2025
4.25	Form of 8.50% Senior Note due 2031	8-K	001-31560	4.5	5/30/2023
4.26	Registration Rights Agreement for the 2031 Notes, dated as of May 30, 2023, among Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Morgan Stanley & Co. LLC.	8-K	001-31560	4.6	5/30/2023
4.27	Indenture for the 2028 Notes, dated as of September 13, 2023, among Seagate HDD Cayman, as Issuer, Seagate Technology Holdings plc and Seagate Technology Unlimited Company, as Guarantors, and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	9/13/2023
4.28	Form of 3.50% Exchangeable Senior Note due 2028	8-K	001-31560	4.2	9/13/2023
4.29	Indenture, dated as of May 27, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	5/28/2025
4.30	Form of 5.875% Senior Notes due 2030	8-K	001-31560	4.2	5/28/2025
4.31	Registration Rights Agreement, dated as of May 27, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the initial purchasers party thereto	8-K	001-31560	4.3	5/28/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.32	Indenture for the New 4.091% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.1	6/30/2025
4.33	Form of New 4.091% Notes	8-K	001-31560	4.2	6/30/2025
4.34	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 4.091% Notes	8-K	001-31560	4.17	6/30/2025
4.35	Indenture for the New 3.125% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.3	6/30/2025
4.36	Form of New 3.125% Notes	8-K	001-31560	4.4	6/30/2025
4.37	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 3.125% Notes	8-K	001-31560	4.18	6/30/2025
4.38	Indenture for the New 8.250% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.5	6/30/2025
4.39	Form of New 8.250% Notes	8-K	001-31560	4.6	6/30/2025
4.40	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 8.250% Notes	8-K	001-31560	4.19	6/30/2025
4.41	Indenture for the New 4.125% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.7	6/30/2025
4.42	Form of New 4.125% Notes	8-K	001-31560	4.8	6/30/2025
4.43	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 4.125% Notes	8-K	001-31560	4.20	6/30/2025
4.44	Indenture for the New 3.375% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.9	6/30/2025
4.45	Form of New 3.375% Notes	8-K	001-31560	4.10	6/30/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.46	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 3.375% Notes	8-K	001-31560	4.21	6/30/2025
4.47	Indenture for the New 8.500% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.11	6/30/2025
4.48	Form of New 8.500% Notes	8-K	001-31560	4.12	6/30/2025
4.49	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 8.500% Notes	8-K	001-31560	4.22	6/30/2025
4.50	Indenture for the New 9.625% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.13	6/30/2025
4.51	Form of New 9.625% Notes	8-K	001-31560	4.14	6/30/2025
4.52	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 9.625% Notes	8-K	001-31560	4.23	6/30/2025
4.53	Indenture for the New 5.750% Notes, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and Computershare Trust Company, National Association, as Trustee	8-K	001-31560	4.15	6/30/2025
4.54	Form of New 5.750% Notes	8-K	001-31560	4.16	6/30/2025
4.55	Registration Rights Agreement, dated as of June 30, 2025, among Seagate Data Storage Technology Pte. Ltd., Seagate HDD Cayman, Seagate Technology Holdings plc, Seagate Technology Unlimited Company and the dealer managers party thereto, relating to the New 5.750% Notes	8-K	001-31560	4.24	6/30/2025
10.1+	2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.1(a)+	First Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	10/30/2015
10.1(b)+	Second Amendment to the 2015 Seagate Deferred Compensation Plan	10-K	001-31560	10.16(b)	8/2/2019
10.1(c)+	Third Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.6	2/4/2019
10.1(d)+	Fourth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.1	2/5/2020
10.1(e)+	Fifth Amendment to the 2015 Seagate Deferred Compensation Plan	10-Q	001-31560	10.2	1/28/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1(f)+	Sixth Amendment to the 2015 Seagate Deferred Compensation Plan					X
10.2+	Seagate 2009 Deferred Compensation Plan	10-K	001-31560	10.17	8/2/2019
10.2(a)+	First Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.2(b)+	Second Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.2(c)+	Third Amendment to 2009 Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.2(d)+	Fourth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	1/30/2015
10.2(e)+	Fifth Amendment to 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.7	2/4/2019
10.2(f)+	Sixth Amendment to 2009 Seagate Deferred Compensation Plan	10-K	001-31560	10.17(f)	8/7/2020
10.2(g)+	Seventh Amendment to the 2009 Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/28/2021
10.3+	2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	4/30/2012
10.3(a)+	First Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.4	2/4/2019
10.3(b)+	Second Amendment to the 2010 Restated Seagate Deferred Compensation Plan	10-K	001-31560	10.18(b)	8/7/2020
10.4+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.4(a)+	First Amendment to the Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.5	2/4/2019
10.4(b)+	Second Amendment to the Seagate Deferred Compensation Sub-Plan	10-K	001-31560	10.19(b)+	8/7/2020
10.5+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of July 27, 2026					X
10.6	Form of Indemnification Agreement between Seagate Technology LLC and the director or officer named therein	10-Q	001-31560	10.1	10/25/2024
10.7	Form of Deed of Indemnification between Seagate Technology Holdings plc and the director named therein	10-Q	001-31560	10.1	1/24/2025
10.8	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.9	September 26, 2017 Equity Commitment Letter entered into by Seagate Technology plc and a consortium of investors led by Bain Capital Private Equity for the acquisition of Toshiba Memory Corporation	10-Q	001-31560	10.3	10/27/2017
10.10+	Offer Letter, dated December 3, 2018 by and between Seagate U.S. LLC and Gianluca Romano	10-Q	001-31560	10.3	2/4/2019
10.11+	Retention Letter, dated February 3, 2022 by and between Seagate and Gianluca Romano	10-Q	001-31560	10.1	4/28/2022
10.12	Credit Agreement, dated as of January 30, 2025, by and among Seagate HDD Cayman, Seagate Technology Holdings Public Limited Company, the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent. Swingline Lender and L/C Issuer	10-Q	001-31560	10.1	5/2/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13+	Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan as amended and restated on October 19, 2016	10-Q	001-31560	10.4	10/27/2017
10.14+	Revised Form of Employee Stock Option Agreement for Seagate Technology public limited company pursuant to the 2012 Equity Incentive Plan (for awards granted after January 2020)	10-K	001-31560	10.37	8/7/2020
10.15+	Amended and Restated Seagate Technology Holdings plc 2012 Equity Incentive Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.18	5/19/2021
10.16+	Revised Form of Employee Stock Option Agreement for Seagate Technology Holdings public limited company pursuant to the 2012 Equity Incentive Plan (includes Compensation Recovery Policy) (for awards granted after May 18, 2021)	8-K12B	001-31560	10.16	5/19/2021
10.17+	Seagate Technology Holdings plc Amended and Restated Employee Stock Purchase Plan as amended and restated on May 18, 2021	8-K12B	001-31560	10.20	5/19/2021
10.18	Deed Poll of Assumption by Seagate Technology Holdings plc, dated May 18, 2021	8-K12B	001-31560	10.13	5/19/2021
10.19+	Seagate Technology Holdings plc Executive Bonus Plan	10-Q	001-31560	10.2	4/28/2022
10.20+	Ninth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	8-K	001-31560	10.1	4/25/2024
10.21+	Seagate Technology Holdings plc 2022 Equity Incentive Plan	S-8	001-31560	10.1	10/20/2021
10.22+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	S-8	001-31560	10.2	10/20/2021
10.23+	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	S-8	001-31560	10.5	10/20/2021
10.24+	Amended Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-K	001-31560	10.45	08/05/2022
10.25+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	10-Q	001-31560	10.1	10/27/2022
10.26+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-Q	001-31560	10.2	10/27/2022
10.27+	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	10-Q	001-31560	10.3	10/27/2022
10.28	Amended and Restated Employee Stock Purchase Plan	8-K	001-31560	10.1	10/28/2025
10.29	Amended and Restated 2022 Equity Incentive Plan	8-K	001-31560	10.2	10/28/2025
10.30	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement	10-Q	001-31560	10.1	10/31/2025
10.31	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Executive Performance Share Unit Agreement	10-Q	001-31560	10.2	10/31/2025

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32	Revised form of Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Option Agreement	10-Q	001-31560	10.3	10/31/2025
10.33	Seagate Technology Holdings public limited company 2022 Equity Incentive Plan Restricted Share Unit Agreement (Outside Directors)	10-Q	001-31560	10.4	10/31/2025
10.34	Settlement Agreement, dated as of April 18, 2023	8-K	001-31560	10.1	04/26/2023
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Executive Compensation Recovery Policy	10-K	001-31560	97.1	8/2/2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Inline XBRL Cover Page contained in Exhibit 101
___________________________________
+    Management contract or compensatory plan or arrangement.
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology Holdings plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY
/s/ DR. WILLIAM D. MOSLEY
Date:	August 4, 2026	(Dr. William D. Mosley, Board Chair and Chief Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. William D. Mosley, Gianluca Romano, and James C. Lee, and each of them, as his/her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2026 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his/her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. WILLIAM D. MOSLEY	Board Chair and Chief Executive Officer (Principal Executive Officer)	August 4, 2026
(Dr. William D. Mosley)
/s/ GIANLUCA ROMANO	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2026
(Gianluca Romano)
/s/ MICHAEL R. CANNON	Lead Independent Director	August 4, 2026
(Michael R. Cannon)
/s/ MARK W. ADAMS	Director	August 4, 2026
(Mark W. Adams)
/s/ SHANKAR ARUMUGAVELU	Director	August 4, 2026
(Shankar Arumugavelu)
/s/ PRAT S. BHATT	Director	August 4, 2026
(Prat S. Bhatt)
/s/ RICHARD L. CLEMMER	Director	August 4, 2026
(Richard L. Clemmer)
/s/ YOLANDA L. CONYERS	Director	August 4, 2026
(Yolanda L. Conyers)
/s/ JAY L. GELDMACHER	Director	August 4, 2026
(Jay L. Geldmacher)
/s/ DYLAN HAGGART	Director	August 4, 2026
(Dylan Haggart)
/s/ THOMAS A. SZLOSEK	Director	August 4, 2026
(Thomas A. Szlosek)
/s/ STEPHANIE TILENIUS	Director	August 4, 2026
(Stephanie Tilenius)