Form 10-Q
period 2026-10-02
Seagate Technology Holdings plc
filed 2026-10-29
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, 229,561,109 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX
SEAGATE TECHNOLOGY HOLDINGS PLC

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 2, 2026	July 3, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,258	$1,704
Accounts receivable, net	1,817	1,534
Inventories, net	1,700	1,571
Other current assets	621	412
Total current assets	5,396	5,221
Property, equipment and leasehold improvements, net	2,165	2,034
Goodwill	1,221	1,221
Deferred income taxes	1,161	1,105
Other assets, net	383	391
Total Assets	$10,326	$9,972
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,873	$1,748
Accrued employee compensation	227	377
Accrued warranty	80	73
Current portion of long-term debt	—	185
Accrued expenses	788	744
Total current liabilities	2,968	3,127
Long-term accrued warranty	138	125
Other non-current liabilities	1,416	1,173
Long-term debt, less current portion	2,351	3,380
Total Liabilities	6,873	7,805
Commitments and contingencies (See Notes 9, 11 and 12)
Shareholders’ Equity:
Ordinary shares and additional paid-in capital	8,194	8,078
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(4,737)	(5,911)
Total Shareholders’ Equity	3,453	2,167
Total Liabilities and Shareholders’ Equity	$10,326	$9,972
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	October 2, 2026	October 3, 2025
Revenue	$4,233	$2,629

Cost of revenue	1,806	1,592
Product development	200	186
Marketing and administrative	159	144
Restructuring and other, net	4	13
Total operating expenses	2,169	1,935

Income from operations	2,064	694

Interest income	7	7
Interest expense	(41)	(80)
Net loss from debt transactions	(44)	(6)
Other, net	(4)	(1)
Other expense, net	(82)	(80)

Income before income taxes	1,982	614
Provision for income taxes	221	65
Net income	$1,761	$549

Comprehensive income (loss), net of tax:
Effects of derivative instruments	(4)	—
Other comprehensive loss, net of tax	(4)	—
Comprehensive income	$1,757	$549

Net income per share:
Basic	$7.72	$2.58
Diluted	$7.59	$2.43
Number of shares used in per share calculations:
Basic	228	213
Diluted	232	226
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	October 2, 2026	October 3, 2025
OPERATING ACTIVITIES
Net income	$1,761	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	72
Share-based compensation	63	52
Deferred income taxes	(57)	(25)
Net loss from debt transactions	44	6
Other non-cash operating activities, net	3	15
Changes in operating assets and liabilities:
Accounts receivable, net	(283)	(114)
Inventories, net	(129)	(56)
Accounts payable	101	84
Accrued employee compensation	(129)	(140)
Accrued expenses, income taxes and warranty	272	98
Other assets and liabilities	(32)	(9)
Net cash provided by operating activities	1,690	532
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(211)	(105)
Proceeds from business divestiture	—	15
Net cash used in investing activities	(211)	(90)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(1,262)	—
Dividends to shareholders	(168)	(153)
Repurchases of ordinary shares	(400)	(29)
Taxes paid related to net share settlement of equity awards	(17)	(50)
Proceeds from issuance of ordinary shares under employee stock plans	34	22
Other financing activities, net	(1)	(11)
Net cash used in financing activities	(1,814)	(221)
(Decrease) Increase in cash, cash equivalents and restricted cash	(335)	221
Cash, cash equivalents and restricted cash at the beginning of the period	1,705	893
Cash, cash equivalents and restricted cash at the end of the period	$1,370	$1,114
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended October 2, 2026 and October 3, 2025
(In millions)
(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2026	227	$—	$8,078	$—	$(5,911)	$2,167
Net income	—	—	—	—	1,761	1,761
Other comprehensive loss	—	—	—	(4)	—	(4)
Conversion of Exchangeable Senior Notes	2	—	(2)	—	—	(2)
Issuance of ordinary shares under employee share plans	1	—	34	—	—	34
Repurchases of ordinary shares	—	—	—	—	(400)	(400)
Tax withholding related to vesting of restricted share units	—	—	—	—	(17)	(17)
Dividends to shareholders ($0.74 per ordinary share)	—	—	—	—	(170)	(170)
Share-based compensation	—	—	84	—	—	84
Balance at October 2, 2026	230	$—	$8,194	$(4)	$(4,737)	$3,453

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 27, 2025	213	$—	$7,706	$(8)	$(8,151)	$(453)
Net income	—	—	—	—	549	549
Issuance of ordinary shares under employee share plans	1	—	22	—	—	22
Repurchases of ordinary shares	—	—	—	—	(29)	(29)
Tax withholding related to vesting of restricted share units	—	—	—	—	(50)	(50)
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	—	(154)	(154)
Share-based compensation	—	—	52	—	—	52
Balance at October 3, 2025	214	$—	$7,780	$(8)	$(7,835)	$(63)
See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Summary of Significant Accounting Policies
Organization
Seagate Technology Holdings plc (“STX”) and its subsidiaries (collectively, unless the context otherwise indicates, the “Company”) is a leading provider of mass-capacity data storage, accelerating the world’s ability to harness the full value of data. The Company designs and manufactures hard disk drives (“HDDs”), a foundational technology for delivering energy-efficient, mass-capacity storage with favorable storage economics that underpins modern digital infrastructure, along with storage systems and related solutions serving two principal end markets: Data Center and Edge / Internet of Things (“Edge IoT”). Data Center serves cloud and enterprise environments that rely on scalable, high-capacity storage infrastructure to support AI-enabled computing, business-critical applications and other data-intensive workloads. Edge IoT supports industrial and consumer-oriented environments where data is increasingly processed and stored closer to where it is created.
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
The Company’s Consolidated Financial Statements for the fiscal year ended July 3, 2026 are included in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 4, 2026. The Company believes that the disclosures included in these unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 3, 2026, and the notes thereto, are adequate to make the information presented not misleading. The results of operations for the three months ended October 2, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the Company’s fiscal year ending July 2, 2027.
Fiscal Year
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. In fiscal years with 53 weeks, the first quarter consists of 14 weeks and the remaining quarters consist of 13 weeks each. The three months ended October 2, 2026 consisted of 13 weeks and the three months ended October 3, 2025 consisted of 14 weeks. Fiscal years 2027 and 2026 comprise 52 and 53 weeks and end on July 2, 2027 and July 3, 2026, respectively. The fiscal quarters ended October 2, 2026, July 3, 2026 and October 3, 2025, are also referred to herein as the “September 2026 quarter”, the “June 2026 quarter” and the “September 2025 quarter”, respectively.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of “Financial Statements and Supplementary Data” contained in Part II, Item 8. of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2026, as filed with the SEC on August 4, 2026.
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

In December 2025, the FASB issued ASU 2025-10 (ASC Topic 832), Government Grants - Accounting for Government Grants Received by Business Entities. The Company is required to disclose, in the notes to the financial statements, specified information about government grants. The Company is required to adopt this guidance for its annual reporting in fiscal year 2030, and for interim period reporting beginning the first quarter of fiscal year 2030 on either a modified prospective, modified retrospective or retrospective basis. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s disclosures or its Consolidated Financial Statements.
2.Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The details of the cash, cash equivalents and restricted cash were as follows:

(Dollars in millions)	October 2, 2026	July 3, 2026
Cash and cash equivalents	$1,258	$1,704
Restricted cash included in Other current assets	112	1
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,370	$1,705
Inventories, net
The details of the inventory, net were as follows:

(Dollars in millions)	October 2, 2026	July 3, 2026
Raw materials and components	$319	$307
Work-in-process	1,156	1,088
Finished goods	225	176
Total inventories, net	$1,700	$1,571
Other Current Assets
The details of the other current assets were as follows:

(Dollars in millions)	October 2, 2026	July 3, 2026
Vendor receivables	$123	$123
Other current assets	498	289
Total	$621	$412
Property, Equipment and Leasehold Improvements, net
The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	October 2, 2026	July 3, 2026
Gross property, equipment and leasehold improvements	$10,840	$10,676
Less: accumulated depreciation and amortization	(8,675)	(8,642)
Property, equipment and leasehold improvements, net	$2,165	$2,034
Accrued Expenses
The details of the accrued expenses were as follows:

(Dollars in millions)	October 2, 2026	July 3, 2026
Dividends payable	$170	$168
Other accrued expenses	618	576
Total	$788	$744

Other Non-Current Liabilities
The details of the other non-current liabilities were as follows:

(Dollars in millions)	October 2, 2026	July 3, 2026
Deferred contract liabilities	$182	$188
Non-current income tax payable	749	436
Non-current lease liabilities	321	293
Other accrued expenses	164	256
Total	$1,416	$1,173
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
Outstanding amounts related to suppliers participating in the SCF program, recorded within Accounts payable in the Company's Condensed Consolidated Balance Sheets, were $284 million and $400 million as of October 2, 2026 and July 3, 2026, respectively. The associated payments are included in Net cash provided by operating activities on its Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, was comprised of $1 million of unrealized losses on derivative instruments and $3 million of unrealized losses on defined benefit pension plans as of October 2, 2026. Accumulated other comprehensive loss, net of tax, was comprised of $3 million of unrealized gains on derivative instruments offset by $3 million of unrealized losses on defined benefit pension plans as of July 3, 2026.

3.Debt
The following table provides details of the Company’s debt as of October 2, 2026 and July 3, 2026:

(Dollars in millions)	October 2, 2026	July 3, 2026
Unsecured Senior Notes issued by Seagate HDD Cayman (1)
$500 issued on June 18, 2020 at 4.091% due June 1, 2029 (the “Old June 2029 Notes”) (3)	38	38
$500 issued on December 8, 2020 at 3.125% due July 15, 2029 (the “Old July 2029 Notes”) (4)	38	38
$500 issued on May 30, 2023 at 8.25% due December 15, 2029 (the “Old December 2029 Notes”) (5)	—	8
$500 issued on June 10, 2020 at 4.125% due January 15, 2031 (the “Old January 2031 Notes”) (4)	22	22
$500 issued on December 8, 2020 at 3.375% due July 15, 2031 (the “Old July 2031 Notes”) (4)	16	16
$500 issued on May 30, 2023 at 8.50% due July 15, 2031 (the “Old 8.50% July 2031 Notes”) (4)	—	29
$750 issued on November 30, 2022 at 9.625% due December 1, 2032 (the “Old 2032 Notes”) (3)	19	19
$500 issued on December 2, 2014 at 5.75% due December 1, 2034 (the “Old 2034 Notes”) (3)	162	162
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd. (2)
$400 issued on May 27, 2025 at 5.875% due July 15, 2030 (the “2030 Notes”) (4)	400	400
$431 issued on June 30, 2025 at 4.091% due June 1, 2029 (the “New June 2029 Notes”) (3)	312	332
$100 issued on June 30, 2025 at 3.125% due July 15, 2029 (the “New July 2029 Notes”) (4)	98	98
$492 issued on June 30, 2025 at 8.25% due December 15, 2029 (the “New December 2029 Notes”) (5)	—	492
$213 issued on June 30, 2025 at 4.125% due January 15, 2031 (the “New January 2031 Notes”) (4)	164	177
$45 issued on June 30, 2025 at 3.375% due July 15, 2031 (the “New July 2031 Notes”) (4)	45	45
$471 issued on June 30, 2025 at 8.50% due July 15, 2031 (the “New 8.50% July 2031 Notes”) (4)	—	471
$731 issued on June 30, 2025 at 9.625% due December 1, 2032 (the “New 2032 Notes”) (3)	731	731
$328 issued on June 30, 2025 at 5.75% due December 1, 2034 (the “New 2034 Notes”) (3)	327	327
Exchangeable Senior Notes (1)
$1,500 issued on September 13, 2023 at 3.50% due June 1, 2028 (the “2028 Notes”) (6)	—	186
	2,372	3,591
Less: unamortized debt issuance costs	(21)	(26)
Debt, net of debt issuance costs	2,351	3,565
Less: current portion of long-term debt, net of debt issuance costs	—	(185)
Long-term debt, less current portion	$2,351	$3,380
___________________________________
(1) Notes are issued by Seagate HDD Cayman (“Seagate HDD”), and the obligations under these notes were fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate Technology Unlimited Company (“STUC”) and Seagate Technology Holdings plc (“STH PLC”). Supplemental indentures for each series of Old Notes became operative on June 30, 2025 and gave effect to certain amendments which, among other things, released STUC and STH PLC from their respective guarantee obligations with respect to each series of Old Notes.
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

2028 Exchangeable Senior Notes and related Capped Call Transactions
In June 2026, holders of $35 million aggregate principal amount of the 3.50% Exchangeable Senior Notes due 2028 (the “2028 Notes”) exercised their exchange right in accordance with the terms of the indenture. In settlement, during the three months ended October 2, 2026, the Company paid $35 million principal amount in cash and delivered approximately 0.4 million shares of the Company’s common stock in respect of the exchange obligation in excess of the principal amount.

On September 8, 2026, the Company exchanged the remaining outstanding principal amount of the 2028 Notes for approximately $151 million in cash and approximately 1.6 million shares of the Company’s common stock. These exchanges were effected strictly under the original terms of the indenture, with no amendment to the exchange terms and no incremental consideration or inducement offered to holders, and therefore they were accounted for as conversions under ASC 470-20-40-4. Accordingly, no gain or loss was recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income. No 2028 Notes remained outstanding as of October 2, 2026.
There was no corresponding change to the $1.5 billion notional value of the capped call transactions as of October 2, 2026. The current cap price of the capped call transactions is $107.741 per share.
2029 and 2031 Notes
On July 15, 2026, the entire outstanding principal amounts of the Old December 2029 Notes, the New December 2029 Notes, the Old 8.50% July 2031 Notes and the New 8.50% July 2031 Notes totaling $1 billion principal amount were redeemed. The Company recorded a net loss of $44 million within Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Debt Repurchases
During the September 2026 quarter, $21 million principal amount of the New June 2029 Notes and $13 million principal amount of the New January 2031 Notes were repurchased for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded an immaterial gain on these repurchases which was included in Net loss from debt transactions in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
2032 Notes
Subsequent to the Company’s Condensed Consolidated Balance Sheet date, on October 15, 2026, the entire outstanding principal amounts of the Old 2032 Notes and the New 2032 Notes (the “2032 Notes”) totaling $750 million were redeemed. The Company expects to record a net loss of approximately $81 million in the second quarter of fiscal year 2027.
Credit Agreement
On January 30, 2025, the Company and its subsidiary Seagate HDD Cayman (the “Borrower”), the Bank of Nova Scotia, as administrative agent, and the lenders thereto entered into a Credit Agreement (the “Credit Agreement”) which provides for a $1.3 billion senior unsecured revolving credit facility (“Revolving Credit Facility”), the term of which is through January 30, 2030. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing. An aggregate amount of up to $150 million of the facility shall also be available for the issuance of letters of credit, and an aggregate amount of up to $50 million of the facility shall also be available for swing line loans. As of October 2, 2026, no borrowings were outstanding under the Credit Agreement.
The loans made under the Credit Agreement bear interest at an Applicable Rate based on the secured overnight financing rate, or SOFR, plus a variable margin that will be determined based on the corporate credit rating of the Company. The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain material subsidiaries of the Company.
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

Future Principal Payments on Long-term Debt
At October 2, 2026, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2027	—
2028	—
2029	360
2030	136
2031	586
Thereafter	1,301
Total	$2,383
4.Income Taxes
The Company recorded an income tax provision of $221 million for the three months ended October 2, 2026. The income tax provision for the three months ended October 2, 2026 includes total discrete tax benefit of approximately $83 million, primarily related to net excess tax benefits related to share-based compensation expense. The Company’s income tax provision for the three months ended October 2, 2026 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs, offset by the effects of Pillar Two global minimum tax.
As of October 2, 2026, the Company’s unrecognized tax benefit excluding interest and penalties is approximately $156 million, substantially all of which would impact the effective tax rate, if recognized, subject to certain future valuation allowance reversals. The balance did not change materially during the three months ended October 2, 2026. The Company is not expecting material changes to its unrecognized tax benefits in the next twelve months.
The Company recorded an income tax provision of $65 million for the three months ended October 3, 2025. The income tax provision for the three months ended October 3, 2025 includes total discrete tax benefit of approximately $38 million, primarily related to the release of certain valuation allowances in connection with the enactment of the One Big Beautiful Bill Act in July 2025, as well as net excess tax benefits related to share-based compensation expense. The Company’s income tax provision for the three months ended October 3, 2025 differed from the provision for income taxes that would be derived by applying the Singaporean statutory rate of 17% to income before income taxes, primarily due to the net effect of tax benefits related to earnings generated in jurisdictions that are subject to tax incentive programs, offset by the effects of Pillar Two global minimum tax.
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

		October 2, 2026				July 3, 2026
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Balance Sheet Location	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	Cash and cash equivalents	$366	$—	$—	$366	$474	$—	$—	$474
Total cash equivalents		366	—	—	366	474	—	—	474
Derivative assets	Other current assets	—	—	—	—	—	1	—	1
Total assets		$366	$—	$—	$366	$474	$1	$—	$475
As of October 2, 2026 and July 3, 2026, the Company’s Other current assets included $112 million and $1 million, respectively, of restricted cash equivalents held as collateral at banks for various performance obligations.
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

	October 2, 2026		July 3, 2026
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Exchangeable Senior Notes
3.50% Exchangeable Senior Notes due June 2028	—	—	186	1,913
Unsecured Senior Notes issued by Seagate HDD Cayman
4.091% Senior Notes due June 2029	38	38	38	38
3.125% Senior Notes due July 2029	38	35	38	35
8.25% Senior Notes due December 2029	—	—	8	8
4.125% Senior Notes due January 2031	22	20	22	20
3.375% Senior Notes due July 2031	16	13	16	14
8.50% Senior Notes due July 2031	—	—	29	31
9.625% Senior Notes due December 2032	19	21	19	21
5.75% Senior Notes due December 2034	162	151	162	163
Unsecured Senior Notes issued by Seagate Data Storage Technology Pte. Ltd.
4.091% Senior Notes due June 2029	312	307	332	333
3.125% Senior Notes due July 2029	98	90	98	90
8.25% Senior Notes due December 2029	—	—	492	598
5.875% Senior Notes due July 2030	400	397	400	407
4.125% Senior Notes due January 2031	164	152	177	169
3.375% Senior Notes due July 2031	45	38	45	39
8.50% Senior Notes due July 2031	—	—	471	491
9.625% Senior Notes due December 2032	731	793	731	807
5.75% Senior Notes due December 2034	327	313	327	334
	$2,372	$2,368	$3,591	$5,511
Less: unamortized debt issuance costs	(21)	—	(26)	—
Debt, net of debt issuance costs	$2,351	$2,368	$3,565	$5,511
Less: current portion of long-term debt, net of debt issuance costs	—	—	(185)	—
Long-term debt, less current portion, net of debt issuance costs	$2,351	$2,368	$3,380	$5,511
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

6.Shareholders’ Equity
Share Capital
The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 229,710,441 shares were outstanding as of October 2, 2026, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 2, 2026.
Repurchases of Equity Securities
All repurchases are effected as redemptions in accordance with the Company’s Constitution.
For the three months ended October 2, 2026, the Company repurchased 0.5 million shares for $400 million under its share repurchase program. As of October 2, 2026, $4.4 billion remained available for repurchase under the existing repurchase authorization limit approved by the Board of Directors.
7.Business Segment
The Company’s manufacturing operations are based on technology platforms that are used to produce various data storage and systems solutions that serve multiple applications and markets. The Company has determined that its Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding investments in the Company’s technology platforms and manufacturing infrastructure based on the Company’s consolidated results, including net income reported on the Condensed Consolidated Statements of Operations and Comprehensive Income. As a result, the Company has concluded that its manufacture and distribution of storage solutions constitutes one operating segment.
Significant expense categories regularly provided to and reviewed by the CODM are those presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.
8.Revenue
The following table provides information about disaggregated revenue by sales channel and country for the Company’s single reportable segment:

	For the Three Months Ended
(Dollars in millions)	October 2, 2026	October 3, 2025
Revenues by Channel
OEMs	$3,414	$2,180
Distributors	626	279
Retailers	193	170
Total	$4,233	$2,629

Revenue by Country (1):
Singapore	1,971	1,038
United States	1,793	1,380
The Netherlands	469	211
Total	$4,233	$2,629
____________________________________
(1) Revenue is attributed to countries based on bill from location.
9.Guarantees
Guarantees
In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions. The Company has not recorded any liability in connection with these guarantee agreements since it is not probable that any amounts will be required to be paid under these guarantee agreements.

Product Warranty
The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally provides warranty on its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product warranty return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 2, 2026 and October 3, 2025 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 2, 2026	October 3, 2025
Balance, beginning of period	$198	$137
Warranties issued	36	22
Repairs and replacements	(17)	(18)
Changes in liability for pre-existing warranties, including expirations	1	5
Balance, end of period	$218	$146
10.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of the Company:

	For the Three Months Ended
(In millions, except per share data)	October 2, 2026	October 3, 2025
Numerator:
Net income	$1,761	$549
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share	228	213
Weighted-average effect of dilutive securities:
Employee equity award plans and 2028 Notes if-converted shares	4	13
Total shares for purposes of calculating diluted net income per share	232	226
Net income per share
Basic	$7.72	$2.58
Diluted	7.59	2.43
All potentially dilutive securities that could have an anti-dilutive effect on the calculation of the earnings per share have been excluded for the periods presented. The capped call transactions related to the 2028 Notes if-converted shares were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive. Other than the capped call, the weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share were not material for the three months ended October 2, 2026 and October 3, 2025.
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

Litigation
Lambeth Magnetic Structures LLC v. Seagate Technology (US) Holdings, Inc., et al. On April 29, 2016, Lambeth Magnetic Structures LLC filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the Western District of Pennsylvania, alleging infringement of U.S. Patent No. 7,128,988, seeking damages as well as additional relief. The district court entered judgment in favor of Seagate on April 19, 2022. On September 17, 2025, the Court of Appeals for the Federal Circuit vacated the District Court’s judgment and remanded for a new trial. The District Court subsequently granted Seagate’s motion to stay the case pending an ex parte reexamination of the patent. The Company believes the asserted claims are without merit and intends to vigorously defend this case.
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
In re Seagate Technology Holdings plc Securities Litigation. On July 10, 2023 and July 26, 2023, two securities class action lawsuits were filed in the U.S. District Court for the Northern District of California against Seagate Technology Holdings plc, Dr. William D. Mosley, and Gianluca Romano. The cases were consolidated on September 25, 2023. On September 12, 2024, the plaintiffs filed the currently operative complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and a class period between September 14, 2020 and April 19, 2023, inclusive. On April 3, 2026, the parties agreed to a settlement in principle to resolve the matter for a total amount of $175 million, approximately $70 million of which will be paid by the Company’s insurers. The parties have since executed a stipulation of settlement. The Company recorded a charge of $105 million during fiscal year 2026, which was included in Legal settlement in its Consolidated Statements of Operations and Comprehensive Income. On July 7, 2026, the court granted preliminary approval of the settlement, and a final approval hearing will be held on November 17, 2026. During the three months ended October 2, 2026, the Company transferred $105 million to an escrow account in connection with the settlement, and the amount was included in restricted cash in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of October 2, 2026.
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
The Company accrued a charge of $300 million during fiscal year 2023, of which $45 million and $60 million were included in Accrued expenses and Other non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of October 2, 2026. For the three months ended October 2, 2026, $15 million was paid and reported as an outflow from operating activities in its Condensed Consolidated Statements of Cash Flows.

Environmental Matters
The Company's operations are subject to U.S. and foreign environmental laws and regulations, including those governing air and water discharges, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, and the use of certain substances in electronic products. Failure by the Company or its suppliers to comply with applicable environmental requirements could have a material adverse effect on the Company's business. In addition, while the Company has been identified as a responsible or potentially responsible party at several contaminated sites, based on current estimates the Company does not expect its costs related to these sites to be material.
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
12.Commitments
Unconditional Long-Term Purchase Obligations. As of October 2, 2026, the Company had unconditional long-term purchase obligations of approximately $714 million, primarily related to purchases of inventory components. The Company expects the commitment to total $513 million, $184 million, $13 million, $2 million and $2 million for fiscal years 2028, 2029, 2030, 2031 and thereafter respectively. In addition, the Company also had certain long-term market share based inventory purchase commitments as of October 2, 2026.
13.Subsequent Events
Dividend Declared
On October 27, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.76 per share, which will be payable on January 7, 2027 to shareholders of record as of the close of business on December 23, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition, changes in financial condition and results of operations for the fiscal quarters ended October 2, 2026, July 3, 2026 and October 3, 2025, referred to herein as the “September 2026 quarter”, the “June 2026 quarter” and the “September 2025 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2026 quarter and June 2026 quarter were each 13 weeks, while the September 2025 quarter was 14 weeks.
You should read this discussion in conjunction with financial information and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended July 3, 2026. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer collectively to Seagate Technology Holdings plc, an Irish public limited company, and its subsidiaries. References to “$” or “dollars” are to United States dollars.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:
•Overview of the September 2026 quarter. Highlights of events in the September 2026 quarter that impacted our financial position.
•Results of Operations. Analysis of our financial results comparing the September 2026 quarter to the June 2026 quarter and the September 2025 quarter.
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

Overview of the September 2026 quarter
During the September 2026 quarter, we shipped 220 exabytes of HDD storage capacity. We generated revenue of approximately $4.2 billion with a gross margin of 57.3% and net income of $1.8 billion. Our operating cash flow was $1.7 billion, we repurchased approximately 0.5 million of our ordinary shares for $400 million, paid $211 million for the purchase of property, equipment and leasehold improvements and paid $168 million in dividends.
We reduced our outstanding principal amount of debt by $1.2 billion, primarily through redemption and repurchase of certain Senior Notes for total consideration of $1.1 billion, as well as exchanges and redemption of our remaining 2028 Notes for total consideration of $186 million cash and approximately 2 million of our ordinary shares.
Recent Developments, Economic Conditions and Challenges
In the September 2026 quarter, demand for our data storage solutions strengthened. Growth was led by data center end markets in which we experienced sustained demand for our high-capacity nearline drives across global cloud customers, as well as increasing sales for enterprise/OEM customer deployments. Demand continues to be supported by growth from both traditional data intensive workloads and AI related applications. As AI adoption expands, increasing volumes of data are generated, retained and reused, and we believe the value organizations derive from their data will increasingly extend beyond its initial use. These trends support demand growth for scalable, cost-efficient and reliable storage solutions over the foreseeable future.
At the same time, the macroeconomic environment remains dynamic, marked by heightened geopolitical uncertainty and evolving trade policies. These factors may impact our business and results of operations. We will continue to monitor the situation and assess plans to mitigate future risk to the business. However, we believe the structural changes that we have made to the business, including executing our pricing strategy and maintaining supply discipline, together with the long-term customer engagements we have in place, provide greater visibility into future demand trends. We believe our hard drive storage business will continue to benefit from growth in data creation, retention and utilization supported by the increasing value organizations derive from their data.
For a further discussion of the uncertainties and business risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Results of Operations
We list in the tables below summarized information from our Condensed Consolidated Statements of Operations and Comprehensive Income by dollar amounts and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 2, 2026	July 3, 2026	October 3, 2025
Revenue	$4,233	$3,629	$2,629
Cost of revenue	1,806	1,731	1,592
Gross profit	2,427	1,898	1,037
Product development	200	188	186
Marketing and administrative	159	147	144
Restructuring and other, net	4	4	13
Income from operations	2,064	1,559	694
Other expense, net	(82)	(54)	(80)
Income before income taxes	1,982	1,505	614
Provision for income taxes	221	211	65
Net income	$1,761	$1,294	$549

	For the Three Months Ended
(As a percentage of Revenue)	October 2, 2026	July 3, 2026	October 3, 2025
Revenue	100%	100%	100%
Cost of revenue	43	48	61
Gross margin	57	52	39
Product development	5	5	7
Marketing and administrative	4	4	5
Restructuring and other, net	—	—	—
Operating margin	48	43	27
Other expense, net	(2)	(1)	(3)
Income before income taxes	46	42	24
Provision for income taxes	5	6	2
Net income	41%	36%	22%
Revenue
The following table summarizes information regarding consolidated revenues by channel, geography, and market and HDD exabytes shipped:

	For the Three Months Ended
	October 2, 2026	July 3, 2026	October 3, 2025
Revenues by Channel (%)
OEMs	81%	79%	83%
Distributors	15%	16%	11%
Retailers	4%	5%	6%
Revenues by Geography (%) (1)
Asia Pacific	47%	38%	39%
Americas	42%	52%	53%
EMEA	11%	10%	8%
Revenues by Market (%)
Data Center	81%	81%	80%
Edge IoT	19%	19%	20%

HDD Exabytes Shipped
Nearline	198	195	160
Non-nearline	22	23	22
Total	220	218	182
________________________________________________
(1) Revenue is attributed to geography based on the bill from location.
Revenue in the September 2026 quarter increased by $604 million compared to the June 2026 quarter, primarily due to favorable pricing actions undertaken by the Company.
Revenue in the September 2026 quarter increased by $1.6 billion compared to the September 2025 quarter, primarily due to favorable pricing actions undertaken by the Company and an increase in nearline exabytes shipped reflecting higher demand for nearline products.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 2, 2026	July 3, 2026	October 3, 2025
Cost of revenue	$1,806	$1,731	$1,592
Gross profit	2,427	1,898	1,037
Gross margin	57%	52%	39%
Gross margin for the September 2026 quarter increased by 5 percentage points compared to the June 2026 quarter, primarily driven by pricing actions undertaken by the Company, partially offset by higher external component costs.
Gross margin for the September 2026 quarter increased by 18 percentage points compared to the September 2025 quarter, primarily driven by pricing actions undertaken by the Company and product mix shift to higher capacity products.
Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 2, 2026	July 3, 2026	October 3, 2025
Product development	$200	$188	$186
Marketing and administrative	159	147	144
Restructuring and other, net	4	4	13
Operating expenses	$363	$339	$343
Product Development Expense. Product development expenses increased by $12 million in the September 2026 quarter compared to the June 2026 quarter primarily due to a $6 million increase in compensation and other employee benefits, a $3 million increase in material expenses and a $2 million increase in facilities costs.
Product development expenses increased by $14 million in the September 2026 quarter compared to the September 2025 quarter primarily due to an $8 million increase in compensation and other employee benefits and a $6 million increase in outside services costs.
Marketing and Administrative Expense. Marketing and administrative expenses increased by $12 million in the September 2026 quarter compared to the June 2026 quarter, primarily due to a $19 million increase in compensation and other employee benefits, partially offset by a $4 million decrease in outside services costs.
Marketing and administrative expenses increased by $15 million in the September 2026 quarter compared to the September 2025 quarter primarily due to a $21 million increase in compensation and other employee benefits, partially offset by a $5 million decrease in outside services costs.
Restructuring and other, net. We recorded restructuring charges of $4 million, $4 million and $13 million for the September 2026 quarter, the June 2026 quarter and the September 2025 quarter, respectively, primarily related to employee related termination benefits.
Other Expense, net

	For the Three Months Ended
(Dollars in millions)	October 2, 2026	July 3, 2026	October 3, 2025
Other expense, net	$(82)	$(54)	$(80)
Other expense, net. Other expense, net for the September 2026 quarter primarily related to $44 million net loss from debt transactions and $41 million of interest expense, partially offset by $7 million of interest income.
Other expense, net for the June 2026 quarter primarily related to $64 million of interest expense and $10 million net loss from debt transactions, partially offset by a $14 million gain on investments and $10 million of interest income.
Other expense, net for the September 2025 quarter primarily related to $80 million of interest expense and $6 million net loss from debt transactions, partially offset by $7 million of interest income.

Income Taxes
For the September 2026 quarter and September 2025 quarter, we recorded income tax expense of $221 million and $65 million, respectively. For further discussion, refer to “Part I, Item 1. Financial Statements—Note 4. Income Taxes”.
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
We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents from the values reported as of October 2, 2026. For additional information on risks and factors that could impact our ability to fund our operations and meet our cash requirements, see “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents

	As of
(Dollars in millions)	October 2, 2026	July 3, 2026	Change
Cash and cash equivalents	$1,258	$1,704	$(446)
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended October 2, 2026 was $1.7 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and the following major working capital related movements:
•an increase of $272 million in accrued expenses, income taxes and warranty, primarily due to an increase in accrued income taxes; and
•an increase of $101 million in accounts payable, primarily due to an increase in direct materials purchased; partially offset by
•an increase of $283 million in accounts receivable, primarily due to increased revenue;
•an increase of $129 million in inventories, primarily due to an increase in work-in-process and finished goods inventory; and
•a decrease of $129 million in accrued employee compensation, primarily due to variable compensation payments.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended October 2, 2026 was $211 million due to payments for the purchase of property, equipment and leasehold improvements.

Cash Used in Financing Activities
Net cash used in financing activities of $1.8 billion for the three months ended October 2, 2026 was primarily attributable to the following activities:
•$1.3 billion for the redemption and repurchase of certain Senior Notes and exchanges and redemption of our remaining 2028 Notes;
•$400 million in payments for repurchases of our ordinary shares;
•$168 million in dividends paid to our shareholders; and
•$17 million taxes paid related to net share settlement of equity awards; partially offset by
•$34 million in proceeds from the issuance of ordinary shares under employee stock plans.
Liquidity Sources
Our primary sources of liquidity as of October 2, 2026, consist of: (1) approximately $1.3 billion in cash and cash equivalents, (2) cash we expect to generate from operations and (3) $1.3 billion available for borrowing under our senior unsecured revolving credit facility (“Revolving Credit Facility”), which is part of our Credit Agreement (as defined within “Part I, Item 1. Financial Statements—Note 3. Debt”).
As of October 2, 2026, no borrowings (including swing line loans) were outstanding and no commitments were utilized for letters of credit issued under the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings, subject to compliance with a financial covenant and other customary conditions to borrowing.
As of October 2, 2026, the Credit Agreement includes one financial covenant, net leverage ratio of less than or equal to 6.75 to 1.00, commencing with the fiscal quarter ended June 27, 2025 and declining over time so that the maximum permitted net leverage ratio for each fiscal quarter ending after July 2, 2027 is 4.25 to 1.00. As of October 2, 2026, we were in compliance with all of the covenants under our debt agreements. We continue to evaluate our debt portfolio and structure to comply with our financial debt covenant.
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
Purchase obligations
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms. From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. As of October 2, 2026, we had unconditional purchase obligations of approximately $2.6 billion, primarily related to purchases of inventory components with our suppliers. We expect $1.9 billion of these commitments to be paid within one year. In addition, we also had certain long-term, market share-based, non-cancelable inventory purchase commitments as of October 2, 2026.
Capital expenditures
We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. As of October 2, 2026, we had unconditional commitments of $503 million primarily related to purchases of equipment, of which approximately $413 million is expected to be paid within one year. During fiscal year 2027, we expect capital expenditures to be within our target range of 4-6% of revenue.

Long-term debt and interest payments on debt
As of October 2, 2026, the future principal payment obligation on our long-term debt was $2.4 billion. As of October 2, 2026, future interest payments on this outstanding debt are estimated to be approximately $905 million, of which $153 million is expected to be paid within one year. Additionally, subsequent to our Condensed Consolidated Balance Sheet date, on October 15, 2026, we redeemed $750 million principal amount of the 2032 Notes. From time to time, we may refinance, repurchase, redeem or otherwise extinguish any of our outstanding senior notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding senior notes pursuant to the terms of the applicable indenture. Refer to “Item 1. Financial Statements—Note 3. Debt” for more details.
Legal settlements
As of October 2, 2026, we accrued a total of $210 million relating to legal settlements, of which $150 million is expected to be paid within one year and $60 million thereafter. Refer to “Item 1. Financial Statements—Note 11. Legal, Environmental and Other Contingencies” for more details.
Income Taxes
As of October 2, 2026, we had approximately $706 million of long-term tax payable pertaining to Pillar Two global minimum tax.
Dividends
On October 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.76 per share, which will be payable on January 7, 2027 to shareholders of record as of the close of business on December 23, 2026. Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the data storage industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.
Share repurchases
From time to time, at our discretion, we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases, tender offers, or other means, including through the use of derivative transactions. During the three months ended October 2, 2026, we repurchased approximately 0.5 million of our ordinary shares. As of October 2, 2026, $4.4 billion remained available for repurchase under our existing repurchase authorization limit. We may limit or terminate the repurchase program at any time. All repurchases are effected as redemptions in accordance with our Constitution.
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

Other than as described in “Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, there have been no material changes in our critical accounting policies and estimates. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2026, as filed with the SEC on August 4, 2026, for a discussion of our critical accounting policies and estimates.
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
The table below presents principal amounts and related fixed or weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of October 2, 2026.

(Dollars in millions, except percentages)	Fiscal Years Ended							Fair Value at October 2, 2026
	2027	2028	2029	2030	2031	Thereafter	Total
Assets
Money market funds, time deposits and certificates of deposit
Floating rate	$367	$—	$—	$—	$—	$—	$367	$367
Average interest rate	3.67%	—%	—%	—%	—%	—%	3.67%
Debt
Fixed rate	$—	$—	$360	$136	$586	$1,301	$2,383	$2,368
Average interest rate	—%	—%	4.09%	3.13%	5.32%	7.87%	6.40%
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

The table below provides information as of October 2, 2026 about our foreign currency forward exchange contracts. The table is provided in dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
British Pound Sterling	$40	0.75	$—
Chinese Renminbi	41	6.73	—
Singapore Dollar	45	1.27	—
Thai Baht	73	33.51	—
Total	$199		$—
___________________________________________________________________________________
(1) Equivalent to the unrealized net gain (loss) on existing contracts.
Commodity Price Risk. We are exposed to commodity price risk due to changes in the prices of precious metals used in the manufacturing of our products, which could have an impact on our financial results. From time to time, we may use commodity forward contracts to manage exposure related to certain precious metal purchase commitments. The notional amount of the forward contracts was not material as of October 2, 2026 and hence the potential impact in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would not be material.
Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts, commodity forward contracts and fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. Changes in our corporate issuer credit ratings have minimal impact on our near-term financial results, but downgrades may negatively impact our future ability to raise capital, our ability to execute transactions with various counterparties, and may increase the cost of such capital.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act Rule 13a-15, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of October 2, 2026.
Changes in Internal Control over Financial Reporting
During the quarter ended October 2, 2026, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
A limited number of our key customers account for a significant portion of our revenue, and we have been, and may in the future be, adversely affected by reduced, delayed, loss of or canceled purchases by, one or more of them, including large hyperscale data center companies and CSPs.
A limited number of our key customers, including OEMs, large hyperscale data center companies and CSPs, account for a significant portion of our revenue. This concentration means that the loss of, or a significant reduction in purchases by, any one of these customers could have a disproportionate effect on our results. While we have long-standing relationships with many of our customers, if any key customers were to significantly reduce, defer or cancel their purchases or delay product acceptances, including as a result of changes in their capital expenditure priorities, the pace of their AI-related infrastructure investments or their ability to monetize those investments, or we were prohibited from selling to those key customers for any reason, such as export regulations or other factors beyond our control, our revenues and results of operations may be materially and adversely affected, particularly if we are unable to collect any applicable cancellation charges. Although sales to key customers may vary from period to period, a key customer that permanently discontinues or significantly reduces its relationship with us, or that we are prohibited from selling to, could be difficult to replace. In line with industry practice, new key customers usually require that we pass a lengthy and rigorous qualification process. Accordingly, it may be a difficult, costly or prolonged process to attract and sign new key customers.
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
•the impact of trade barriers, such as import/export duties and restrictions, sanctions, tariffs and quotas, imposed by the United States or other countries in which the Company conducts business;
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
Violators of any U.S. export control and sanctions laws may be subject to significant penalties, which may include monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the U.S. government. Moreover, the sanctions imposed by the U.S. government could be expanded and/or intensified in the future, creating heightened uncertainty for our business operations. Our products could be shipped to restricted end-users or for restricted end-uses by third parties, including potentially our third party resellers, despite our precautions. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. A significant portion of our sales are to customers in the Asia Pacific region and other geographies that have been the recent focus of changes in U.S. export control policies. Various U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips, computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially and adversely affect our business, results of operations, financial condition and cash flows.

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
•issuance of our ordinary shares;
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
The following table sets forth information with respect to all repurchases of our ordinary shares made during the fiscal quarter ended October 2, 2026 (in millions, except average price paid per share):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 4, 2026 through July 31, 2026	0.1	$839.87	0.1	$4,690
August 1, 2026 through August 28, 2026	0.2	856.74	0.2	4,556
August 29, 2026 through October 2, 2026	0.2	849.21	0.2	4,424
Total	0.5		0.5	$4,424
___________________________________
(1) For the fiscal quarter ended October 2, 2026, the total number of shares repurchased related to the tax withholding from the vesting of restricted stock units was immaterial.
(2) The Company’s Board of Directors increased the authorization for the repurchase of its ordinary shares to $5.0 billion on May 21, 2025.

As of October 2, 2026, $4.4 billion remained available for repurchase under the existing repurchase authorization limit authorized by our Board of Directors.
ITEM3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans
The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the September 2026 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date¹	Maximum aggregate number of ordinary shares to be sold pursuant to the trading agreement
Gianluca Romano	Executive Vice President and Chief Financial Officer	July 30, 2026	September 30, 2027	77,020
Prat S. Bhatt	Director	July 31, 2026	September 10, 2027	6,380
Kian Fatt Chong	Executive Vice President	August 4, 2026	August 4, 2027	35,387
James C. Lee	Executive Vice President, Chief Legal Officer and Corporate Secretary	September 2, 2026	August 31, 2027	12,595
___________________________________
¹ Each plan will expire on the earlier of the end date or the completion of all transactions under the trading arrangement.

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

SEAGATE TECHNOLOGY HOLDINGS PUBLIC LIMITED COMPANY

DATE:	October 29, 2026	BY:	/s/ Gianluca Romano
Gianluca Romano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)